Form 10QSB
period 1996-03-31
CHROMATICS COLOR SCIENCES INTERNATIONAL INC
filed 1996-05-15
CIK 892495

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                             EXCHANGE ACT

         For the transition period from __________________  to  ________________

                         Commission file number 0-21168

                  CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

           NEW YORK                                     13-3253392
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

                  5 East 80th Street, New York, New York 10021
                    (Address of principal executive offices)

                                 (212) 717-6544
                (Issuer's Telephone Number, Including Area Code)


              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes __ No __
N/A

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: Common Stock: 5,139,599
                                                     Warrants:  3,054,322

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                             March 31, 1996  December 31, 1995
                                                                             --------------  -----------------
                                                                               (unaudited)        (Note 1)
                                   ASSETS
CURRENT ASSETS:
     Cash and equivalents                                                      $ 1,741,700       $ 1,827,400
     Accounts receivable, less allowance for doubtful accounts of $17,900
        in 1996 and 1995                                                           348,700           315,700
     Inventories                                                                   292,000           291,600
     Prepaid expenses                                                              142,200            98,800
                                                                               -----------       -----------
           Total Current Assets                                                  2,524,600         2,533,500

COLORMATE II UNITS, LESS ACCUMULATED
     DEPRECIATION OF $19,100 (1996) AND $16,800 (1995)                             680,900           683,200

PROPERTY AND EQUIPMENT, AT COST LESS ACCUMULATED
     DEPRECIATION OF $100,800 (1996) AND $86,900 (1995)                            213,900           210,600

DEFERRED FINANCING COSTS                                                            18,400              --

OTHER ASSETS                                                                        66,300            62,600
                                                                               -----------       -----------
                                                                               $ 3,504,100       $ 3,489,900
                                                                               ===========       ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Notes payable - collateralized by equipment                              $     4,500       $     4,400
      Notes payable to related party                                               341,700           341,700
      Accounts payable and accrued expenses:
        Attorneys and Accountants                                                  158,300           107,400
        Consultants                                                                 40,500            10,100
        Trade                                                                      133,400           120,100
      Accrued interest to related parties                                            2,400              --
      Security deposits                                                              6,000             6,000
                                                                               -----------       -----------
           Total Current Liabilities                                               686,800           589,700
                                                                               -----------       -----------
LONG TERM DEBT:
    Notes payable - collateralized by equipment                                      8,900            10,000
                                                                               -----------       -----------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE CLASS A PREFERRED STOCK,
     PAR VALUE $.01 PER SHARE:
        Authorized - 1,400,000 Shares
        Issued and outstanding - 1,380,000 Shares
           At par and redemption value
                                                                                    13,800            13,800
                                                                               -----------       -----------
STOCKHOLDERS' EQUITY (DEFICIENCY):
     Common Stock, par value $.001 per share:
        Authorized - 25,000,000 shares
        Issued and outstanding - 4,877,361 (1996)
        and 4,661,936 (1995) shares
     Capital in excess of par value                                                  4,900             4,700
     Accumulated deficit                                                         8,645,300         7,864,700
         Total Stockholders' Equity                                             (5,855,600)       (4,993,000)
                                                                               -----------       -----------
                                                                                 2,794,600         2,876,400
                                                                               -----------       -----------
                                                                               $ 3,504,100       $ 3,489,900
                                                                               ===========       ===========

                See accompanying notes to financial statements.

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         1996            1995
                                                      ----------      ----------
REVENUES:
     Lease, license and service contracts             $   36,300      $   53,800
     Sale of cosmetics and fashion swatch packs              100             700
     Interest income                                      18,200          20,200
                                                      ----------      ----------
                                                          54,600          74,700
                                                      ----------      ----------
COSTS AND EXPENSES:
     Cost of cosmetics and fashion swatch packs             --               300
     Research and Development costs:
        Compensation of officers and employees           125,000          44,900
        Compensation of consultants                      103,000          72,500
        Other                                              2,200           4,100
     Selling, General and Administrative:
        Compensation of officers and employees           191,700          88,900
        Compensation of consultants                       44,700          69,400
     Legal fees                                          123,500          67,500
     Accounting fees                                      18,000          22,500
     Patent application costs                             21,100          10,800
     Rent and storage                                     57,600          33,900
     Other:
         Insurance                                        51,700          28,400
         Travel & Entertainment                           21,200          14,000
         Payroll taxes                                    32,600          11,000
         Stock registration fees                           7,600           9,700
         Depreciation and amortization                    17,200          10,500
         General and administrative                       66,000          48,100
         Repairs and maintenance                          27,100          21,100
         Interest                                          7,000           7,400
                                                      ----------      ----------
                                                         917,200         565,000
                                                      ----------      ----------
NET LOSS                                              $  862,600      $  490,300
                                                      ==========      ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 AND EQUIVALENTS OUTSTANDING                          $4,760,300      $3,477,000
                                                      ==========      ==========
NET LOSS PER SHARE                                    $     0.18      $     0.14
                                                      ==========      ==========

                See accompanying notes to financial statements.

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (UNAUDITED)

                                                        Common Stock
                                               ------------------------------        Capital
                                                Number of            Par             in Excess       Accumulated
                                                  Shares            Value         of Par Value         Deficit
                                               -------------     ------------     ------------     ---------------
BALANCES, DECEMBER 31, 1994                        4,661,936      $    4,700      $  7,864,700        ($4,993,000)

Three Months Ended
  March 31, 1996:
     Net loss                                             --              --                --           (862,600)

     Exercise of options to purchase 55,000
     shares at $2.50 per share                        55,000              --           137,500                 --

     Exercise of options to purchase 20,000
     shares at $2.25 per share                        20,000              --            45,000                 --

     Exercise of warrants to purchase
     75,000 shares at $2.50 per share                 75,000             100           187,400                 --

     Exercise of warrants to purchase
     65,425 shares at $5.00 per share                 65,425             100           327,000                 --

     Gain on account of "short swing"
     profit rules under Section 16 of the
     Securities Exchange Act of 1934                      --              --            83,700                 --
                                               -------------  ---------------     ------------     ---------------
Balances, March 31, 1996                           4,877,361  $         4,900     $  8,645,300     $   (5,855,600)
                                               =============  ===============     ============     ===============

                See accompanying notes to financial statements.

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                          1996              1995
                                                                         ------            ------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                          $  (862,600)      $  (490,300)
     Adjustments To Reconcile Net Loss To Net
        Cash Flows From Operating Activities:
        Depreciation And Amortization                                       17,200            10,500
        Changes In Operating Assets And Liabilities:
           Accounts Receivable                                             (33,000)          (47,400)
           Inventories                                                        (400)          (10,700)
           Prepaid Expenses And Other Assets                               (43,400)           27,500
           Other Assets                                                     (4,700)          (23,200)
           Accounts Payable And Accrued Expenses                            97,000           (54,800)
                                                                       -----------       -----------
Net Cash Flows From Operating Activities                                  (829,900)         (588,400)
                                                                       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases Of Property And Equipment                                   (17,200)           (4,000)
                                                                       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of options                                     182,500              --
     Proceeds from exercise of warrants                                    514,600              --
     Short swing profits                                                    83,700              --
     Proceeds From Issuance Of Common Stock Net Of Related
       Costs                                                                  --           1,880,400
     Payments Of Notes Payable And Net Advances From Related
       Parties                                                                --             (85,000)
     Deferred Financing Costs                                              (18,400)
     Notes Payable - Collateralization By Equipment                         (1,000)             (900)
                                                                       -----------       -----------
Net Cash Flows From Financing Activities                                   761,400         1,794,500
                                                                       -----------       -----------
NET CHANGE IN CASH AND EQUIVALENTS                                         (85,700)        1,202,100

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                1,827,400           858,300
                                                                       -----------       -----------
CASH AND EQUIVALENTS, END OF PERIOD                                    $ 1,741,700       $ 2,060,400
                                                                       ===========       ===========
SUPPLEMENTAL CASH FLOW INFORMATION
     Interest Paid                                                     $     4,500       $      --
                                                                       ===========       ===========
     Income Taxes Paid                                                 $      --         $      --
                                                                       ===========       ===========

SUPPLEMENTAL NON-CASH FLOW INFORMATION
     Loan From Officer Offset Against Due From Officer                 $      --         $    17,300
                                                                       ===========       ===========
     Deferred Offering Costs Offset To Additional Paid In Capital      $      --         $   111,800
                                                                       ===========       ===========

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Basis of Presentation:

        Nature of Report -- The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's Form 10-KSB for the fiscal year ended December 31, 1995 and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in financial position for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

        Footnotes -- Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 1995.

        Estimates and Uncertainties - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results, as determined at a later date, could differ from those estimates. At March 31, 1996 and December 31, 1995, most of $292,000 and $291,600, respectively, of inventory of the Company's products is in excess of current requirements based on the recent level of sales. The Company has not sold its new line of cosmetics because the manufacturer has had trouble color matching certain shades to be scientifically claimable for the Company's scientifically color coordinated cosmetics line. The Company believes the new cosmetics will be ready to ship in the fourth quarter of 1996 and is currently seeking a national distributor to sell its cosmetics. Management believes no loss will be incurred on the disposition of inventory. No estimate can be made of a range of amounts of loss that are reasonably possible should Management's expectations not be met.

        Concentration of Credit Risk - The Company maintains its cash balances in a money market fund and financial institutions insured by the Federal Deposit Insurance Corporation to a maximum of $100,000. At March 31, 1996, the Company had uninsured cash balances of approximately $1,605,000. For the quarter ended March 31, 1996, the Company generated approximately 33% of its revenues from Perfect Look and 23% from IMS. The net account receivables less the related accounts payable from IMS at March 31, 1996 is approximately $116,400.


        Loss Per Share -- Prior to the closing of the Company's initial public offering on February 12, 1993, loss per common share was based upon the number of common shares and equivalents outstanding as of October 28, 1992, since such shares and options were deemed to have been either outstanding or to have been issued in contemplation of, and at a price significantly below, the price in the Company's initial public offering. Subsequent to the closing date of the initial public offering, the weighted average number of shares are used in computing loss per share and options and warrants are excluded from the calculation for such subsequent period, as losses have been incurred. The 900,000 common shares into which the preferred shares may be convertible are excluded from primary earnings (loss) per share until either the Company's earnings before interest, income taxes and extraordinary items exceed $20,000,000 (excluding the effects of business combinations) for two consecutive calendar years, or the closing bid price per share of the Company's common stock exceeds $46.67 for 30 consecutive trading days, prior to January 1, 1998. Fully diluted earnings per share will be reported in future years if such conditions are reasonably possible of occurrence and the effect results in a material dilution of earnings per share; if non-cumulative preferred dividends are declared, they will reduce earnings per share.

        Colormate II Systems -- Color measurement instruments and related items ("Proprietary Equipment") were funded by Avon Products, Inc. ("Avon") under a license and were to be returned upon completion of the license period to protect the Company's rights. See Note 2 of Notes to Financial Statements. At the inception of the Avon license, no residual value was attributed to the Proprietary Equipment, due to the lack of an ascertainable market for such

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        equipment when separated from the rest of the Colormate II Systems. Avon originally paid the Company approximately $1,600,000 for 2,000 color measurement instruments components of the Colormate II System. Related computer and other equipment ("Nonproprietary Equipment") which, together with the Proprietary Equipment, were used by Avon as units during the license period, were to be retained by Avon. Avon originally advanced to the Company approximately $3,000,000 for the nonproprietary equipment contained in such 2,000 units.

        Due to missing and damaged units, Avon and the Company executed mutual releases on June 24, 1991 with the principal effect that the Company received 1,947 units of which 1,700 were useable. For accounting purposes, the $700,000 estimated fair value of the Nonproprietary Equipment (based upon an independent appraisal of two complete units with allowances for the lack of a verifiable used equipment market, varying usage, the need for refurbishment and similar factors) was considered a gain on receipt of Colormate II units. The 1,700 useable units of Nonproprietary Equipment were received in the form of (i) 1,400 complete units valued at $500 per unit and (ii) 300 complete units in need of significant repair that were assigned zero value. The principal components of each unit are Toshiba-1000 computers and Seiko printers, which were then three years old. No valuation of the Proprietary portion of the units or of the 247 unusable units was performed.

Note 2 -- Commitments and Contingencies:

        Business Risks -- The Company's business encompasses all of the risks inherent in the establishment of a new business enterprise, including a limited operating history with significant competition possessing substantially greater resources. Current and future operations also depend upon the continued employment of certain key executives, the ability to further commercialize its proprietary technology and products and the Company's ability to obtain adequate revenues and/or outside financing.

        Possible Impairment -- Depreciation on a straight-line basis over 5 years commences upon initial rental of the Colormate II System units. The Company continually evaluates the life and carrying amount of such equipment in light of current conditions. Given present conditions, it is reasonably possible that the Company's estimate that it will recover the carrying amount from future operations may change in the near term, but the Company currently believes it is more likely than not that writedown for impairment will not be necessary. For assessing whether a writedown is necessary, management compares the greater of the estimated undiscounted net future revenues and a current appraisal with the carrying amount of this specialized equipment.

        Operating Difficulties -- Since 1989, the Company has incurred losses from operations and net cash outflows from operations, and has owned Colormate II units since June 1991 whose ultimate recoverability depends upon the Company's future marketing success. The Company expects to license its patents and proprietary technology, rent its equipment and market its related services and products to ultimately overcome these difficulties.

        In order to successfully lease Colormate II units and market related beauty products and services as well as license its proprietary technology in the future, the Company has obtained substantial financing. Without giving effect to the proceeds of the 1996 Debenture Offering discussed below, management expects the Company will have sufficient liquidity for at least one year, even if no revenue from operations are generated. If the Company is able to profitably market its Intellectual Properties, Colormate II System and Products, the Company would use any cash flow obtained from operations, and may seek additional debt or equity financing, to further support and expand its operations. If the Company is not able to successfully market its products and technologies, it may ultimately be unable to continue in business.

        In the event the Colormate II units and related proprietary technology are not successfully leased/licensed and/or the products are not successfully marketed in the future, the principal effect may be a substantial writedown of the book value of such units.

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 -- Commitments and Contingencies (continued):

        In October 1987, the Company granted an exclusive license in the United States of certain technology and related software to Avon in certain defined markets with a right of first refusal in other markets. As part of this license and based upon its proprietary technology, the Company performed laboratory studies to develop the Avon color cosmetic line for Avon and developed a new prototype of its Colormate System. The Company researched, developed, engineered, and manufactured through subcontractors 2,000 Colormate II System units for lease by Avon during the license period. To protect its rights to its proprietary technology at the end of the term, the use of the equipment was structured as a lease and the use of the proprietary technology, including the laboratory studies and software, was structured as a license. During the term of the license, the Company was required to provide certain related technical services, including developing, constructing, programming and operating the units. Revenues from Avon ceased in October 1990.

        Litigation - In May 1994, the Company entered into a five year distributorship agreement beginning in July 1994 with Perfect Look Distribution, Ltd., ("Perfect Look") under which Perfect Look was to act through June 1996 as the exclusive distributor (subject to certain exceptions) in the United Kingdom of the Company's Colormate II System units and Products; thereafter the arrangement is non-exclusive although the Company has agreed not to grant other distributors terms more favorable than those provided to Perfect Look. On January 10, 1995, the Company sued Perfect Look and its two principals (collectively "Perfect Look") in New York State Supreme Court for breach of contract, seeking monetary damages and injunctive relief. The parties have discussed settlement of such litigation on a sporadic basis. Perfect Look's minimum purchase obligations under the contract are guaranteed by a principal of Perfect Look, which guarantee is secured by a $150,000 cash escrow. Revenues from lease, license and service contracts and Accounts Receivable for the three months ended and as at March 31, 1996 include recognition of $18,000 of amounts held in the escrow to which the Company believes it is entitled. There can be no assurances that the Company will actually receive the amount held in escrow to which it believes it is entitled, that any settlement will be entered into or that if it is that the Company will receive additional revenue from Perfect Look in the future, that the Company will be successful in its litigation against Perfect Look if no settlement is reached, or that Perfect Look will not bring litigation against the Company in respect of Perfect Look's alleged claims against the Company.

        Related Party Transactions - Ms. MacFarlane's employment agreement entitles her to receive a bonus payment of 33% of the first million of the Company's net recovery from the Avon lawsuit over $2,000,000. In connection with the Avon Settlement and her employment agreement, Ms. MacFarlane is to receive $361,200, of which $98,800 has been paid. The remaining $262,400 is currently payable and is due with interest of 10% per annum. In addition, Ms. MacFarlane is due $12,100 for unpaid salary which is currently payable without interest. Royalties and notes payable to related party also include unpaid royalties of $67,200 incurred through December 31, 1990.

        On April 10, 1995 the Company hired Arthur Guiry, its new president, at an annual salary of $200,000 through April 10, 2000. In addition, Mr. Guiry received an aggregate of 200,000 incentive stock and non-qualified options at an exercise price of $3.375 expiring April 10, 2000. The options vest at the rate of 66,666 per year commencing April 10, 1996 and may not be exercisable in whole or in part until April 10, 1996. The shares underlying such options are subject to a two-year lockup which expires January 6, 1997.

        On August 21, 1995 the Company entered into employment contracts with two new engineering employees for salaries aggregating $130,000 annually, through August 21, 1998; the Company has agreed to deposit in escrow an aggregate of $150,000 to secure its payment obligations for the second and third years under one such agreement.

Note 3 -- Subsequent Events:

        1996 Debenture Financing - On April 2, 1996, the Company received $2.5 million gross proceeds (before deduction of transaction costs including $325,000 of finder's fees and expenses) from the sale of its 3% convertible debentures due April 1, 1998 ("Debentures"). The sale was made to foreign investors pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. The Company could receive, at its option exercisable at any time on or prior to June 7, 1996, up to an additional $2.5 million gross proceeds from the sale of

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        an additional $2.5 million Debentures (before deduction of comparable costs, fees and expenses) pursuant to this transaction. The Company has filed a registration statement covering the shares issuable upon conversion of the Debentures, which registration statement was declared effective on May 6, 1996.

        The Debentures are convertible in $250,000 increments into Common Stock at any time prior to April 1, 1998. The conversion price per share is equal to 80% of the average of the closing bid prices of the Common Stock as reported by NASDAQ over the five consecutive trading days ending on the trading day immediately preceding the date the Company receives the Debenture for conversion provided, (i) the conversion price per share with respect to the shares issuable upon conversion of the first $2.5 million of Debentures will not exceed $9.00 per share and
        (ii) the conversion price per share with respect to the shares issuable upon conversion of the second $2.5 million of Debentures, if any, will not exceed $12.275 per share (pursuant to a formula which set the price as the greater of $9.00 or the average of the closing bid prices of the Common Stock as reported by NASDAQ over the five consecutive trading days ending immediately prior to the effective date of the Registration Statement). If the holders of the Debentures have not effected conversion thereof into Common Stock by September 30, 1996, the Company can force conversion on notice to the holders thereof and thereafter the Debentures will be void and reflect only the right to receive such Common Stock upon conversion.

        An "Event of Default" under the Debentures is defined as (i) default in the payment of principal or interest on the Debentures not cured for five business days, (ii) material misrepresentations in connection with the Debentures and the related Subscription Agreement, (iii) material breach of the Company's obligations under the Debentures and/or Subscription Agreement which remain uncured for five business days following notice thereof, (iv) the Company shall make an assignment for the benefit of creditors or the Company shall apply for or consent to the appointment of a trustee or liquidator or a trustee or liquidator shall be appointed and not discharged in 60 days, (v) the Company shall initiate bankruptcy, reorganization, liquidation or insolvency proceedings (or such proceeding brought against the Company is not dismissed in 60 days), (vi) the Common Stock shall be delisted by or suspended from trading on NASDAQ, and not relisted or restored to trading within 15 days, (vii) the Company shall default on the payment of any material indebtedness for borrowed money beyond any applicable grace period, (viii) a judgment in excess of $100,000 is rendered against the Company and not dismissed, bonded, stayed or discharged within 30 days or (ix) the Company shall be a party to a merger or consolidation in which it is not the surviving party or shall dispose of all or substantially all of its assets or redeem more than a de minimus amount of its outstanding shares of capital stock.

        Upon an Event of Default, the holders of the Debentures may demand immediate payment thereof in an amount equal to twice the principal amount of the Debentures purchased by the holder, together with accrued and unpaid interest thereon. In the event the Company becomes obligated to effect such payment following an Event of Default, the Company will not have sufficient funds to make such payment, and if it is unable to raise such funds, will be forced to cease operations and seek protection from its liabilities under applicable bankruptcy laws.

        The Company received on April 4, 1996 a $176,681 gain on account of "short swing" profits under Section 16 of the Securities Exchange Act of 1934. This gain is in addition to $83,700 received by the Company during the three months ended March 31, 1996 under the same "short swing" profit rules. In April and May 1996, the Company received an additional $898,765 from the exercise of public Warrants and $576,000 from the exercise of 96,000 underwriters' unit purchase options granted to the underwriter of the IPO.

Item 2.  Management's Discussion and Analysis


     The following is intended to update the information contained in the Company's Form 10-KSB for the year ended December 31, 1995 and presumes that readers have access to, and will have read, Management's Discussion and Analysis contained in Form 10-KSB for the year ended December 31, 1995.

Overview

     Since inception, the Company has been principally engaged in the research and development of the Intellectual Properties and the Colormate II System for the application of scientific color measurement principles to the classification of human skin and the classification and color-oriented organization of various color sensitive consumer products such as cosmetics, hair color, hosiery, fashion, print and textiles. The Company has also been engaged in test marketing the Intellectual Properties, Colormate II System and Products in the beauty aid and fashion industries, and marketing them in the cosmetics industry, and, in cooperation with Mt. Sinai Hospital, New York, New York, has conducted research and clinical tests of the Company's technologies for the detection and monitoring of infant jaundice (the "Bilirubin Project").

     In 1995, the Company commenced implementation of its long-range plans to exploit potential medical applications for its technology. In this regard, the Company hired a new president, retained consultants and counsel in connection with the preparation of FDA applications, and continued work on the mass manufacture prototype for such medical applications.

     The Company has incurred significant losses from operations since 1990 and until the summer of 1994 was involved in significant litigation. The Company has incurred research and development and marketing expenses as well as significant operating losses and, prior to consummation of its initial public offering (the "IPO") in February 1993 discussed below, had negative shareholders' equity. The Company has not achieved significant operating revenues since the conclusion of the Avon Project. The Company has owned Colormate II System Units since June 1991 which ultimate recoverability depends on the Company's future marketing success. See Note 1 of Notes to Consolidated Financial Statements.

     The Company has financed its operations through (i) private placements of its securities, which generated an aggregate of $1,167,500 (including $620,400 from Darby Simpson Macfarlane) from 1988 through 1992 (excluding $775,000 in a bridge financing effected in September and October 1992 (the "Bridge Financing") which was repaid with proceeds of the IPO), (ii) collaborative research and development arrangements with licensees, (iii) cash receipts from lease and licensing agreements, which generated in the aggregate $8,386,200 from inception through December 31, 1992, including $6,944,200 in the period from January 1, 1988 to December 31, 1992 (primarily attributable to the Avon Project), (iv) loans from private investors and certain shareholders which aggregated $549,000 in 1991 and 1992 (excluding the Bridge Financing), (v) the IPO, (vi) the 1995 Private Placement discussed below (which has generated gross proceeds of $4,500,000, and net proceeds of $3,729,800) and (vii) the 1996 Debenture Offering described below. During the first quarter of 1996, the Company received an aggregate of $514,625 from exercise of its publicly traded Warrants and other warrants and $182,500 from the exercise of stock options. In April and May 1996, the Company received an additional $898,765 from the exercise of public Warrants and $576,000 from the exercise of 96,000 underwriters' unit purchase options granted to the underwriter of the IPO.

     In February 1993, the Company completed the IPO consisting of 1,150,000 units, each unit consisting of one share of common stock, par value $.001 (the "Common Stock"), and one redeemable Common Stock purchase warrant ("Warrant"), each Warrant entitling the holder thereof to purchase one share of Common Stock for $5.00 per share. The Company received aggregate gross proceeds of $5,750,000 and aggregate net cash proceeds of approximately $4,475,800 from the IPO. Such net proceeds have been applied in full by the Company on marketing, licensing and sales activities, including those through beauty salons, to acquire inventory, to hire sales representatives and retain marketing consultants and to commence other related operations.

     From October 1994 to June 1995, the Company effected a private placement offering (the "1995 Private Placement") of 1,800,000 shares of its Common Stock. The Common Stock was sold at a price of $2.50 per share. The Company issued to the placement agent warrants to purchase an additional 1,800,000 shares at an exercise price of $2.50 per share. A registration statement covering the shares sold in the 1995 Private Placement and such warrant shares was declared effective on May 6, 1996. See "Liquidity and Capital Resources" below for a discussion of the use of proceeds from the 1995 Private Placement.

     On April 2, 1996, the Company received $2.5 million gross proceeds (before deduction of transaction costs including $325,000 of finder's fees and expenses) from the sale of its 3% convertible debentures due April 1, 1998 ("Debentures") (the "1996 Debenture Offering"). The sale was made to foreign investors pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. The Company could receive, at its option (exercisable at any time on or prior to June 7, 1996), up to an additional $2.5 million gross proceeds from the sale of an additional $2.5 million Debentures (before deduction of comparable costs, fees and expenses). The registration statement ("Registration Statement") covering the shares issuable upon conversion of the Debentures was declared effective on May 6, 1996.

     The Debentures are convertible in $250,000 increments into Common Stock at any time prior to April 1, 1998. The conversion price per share is equal to 80% of the average of the closing bid prices of the Common Stock as reported by NASDAQ over the five consecutive trading days ending on the trading day immediately preceding the date the Company receives the Debenture for conversion provided, however, that (i) the conversion price per share with respect to the shares issuable upon conversion of the first $2.5 million of Debentures will not exceed $9.00 per share and (ii) the conversion price per share with respect to the shares issuable upon conversion of the second $2.5 million of Debentures, if any, will not exceed $12.275 per share (pursuant to a formula which set the price as the greater of $9.00 or the average of the closing bid prices of the Common Stock as reported by NASDAQ over the five consecutive trading days ending immediately prior to the effective date of the Registration Statement). If the holders of the Debentures have not effected conversion thereof into Common Stock by September 30, 1996, the Company can force conversion on notice to the holders thereof and thereafter the

Debentures will be void and reflect only the right to receive such Common Stock upon conversion.

     An "Event of Default" under the Debentures is defined as (i) default in the payment of principal or interest on the Debentures uncured for five business days, (ii) material misrepresentations in connection with the Debentures and the related Subscription Agreement, (iii) material breach of the Company's obligations under the Debentures and/or Subscription Agreement which remain uncured for five business days following notice thereof, (iv) the Company shall make an assignment for the benefit of creditors or the Company shall apply for or consent to the appointment of a trustee or liquidator, or a trustee or liquidator shall be appointed and not discharged within 60 days, (v) the Company shall initiate bankruptcy, reorganization, liquidation or insolvency proceedings (or such proceeding brought against the Company is not dismissed within 60 days), (vi) the Common Stock shall be delisted by or suspended from trading on NASDAQ, and not relisted or restored to trading within 15 days, (vii) the Company shall default on the payment of any material indebtedness for borrowed money beyond any applicable grace period, (viii) a judgment in excess of $100,000 is rendered against the Company and not dismissed, bonded, stayed or discharged within 30 days, or (x) the Company shall be a party to a merger or consolidation in which it is not the surviving party or shall dispose of all or substantially all of its assets or redeem more than a de minimus amount of its outstanding shares of capital stock.

     Upon an Event of Default, the holders of the Debentures may demand immediate payment thereof in an amount equal to twice the principal amount of the Debentures purchased by the holder, together with accrued and unpaid interest thereon. In the event the Company becomes obligated to effect such payment following an Event of Default, the Company will not have sufficient funds to make such payment, and if it is unable to raise such funds, will be forced to cease operations and seek protection from its liabilities under applicable bankruptcy laws.

     Substantially all of the Company's revenues in 1988, 1989 and 1990 were derived under the Avon Agreement. The Company's total revenues decreased from $963,700 to $480,000 to $12,600 in the fiscal years 1989, 1990 and 1991, respectively. This decrease is primarily attributable to the cessation of licensing and consulting fees and of orders for related swatch packs and Chromaticity Studies in 1990 following commencement of the Avon litigation.

     Since 1990 limited revenues have been derived from licenses, leases, service contracts and Product sales to several beauty-related businesses, testing and laboratory fees from potential licensees evaluating the Company's technology, and from an exclusive licensing and lease contract with IMS Cosmetics Inc. In fiscal year 1995 and for the quarter ended March 31, 1996, the Company generated approximately 17% and 23%, respectively, of its revenues from IMS. From December 31, 1990 until the IPO, the Company had been primarily engaged in (a) pursuing the Company's litigation against Avon, (b) developing and testing further applications of the Intellectual Properties and Colormate II Systems, such as the clinical research studies for medical applications, and (c) obtaining additional financing to support marketing of the Company's Intellectual Properties, systems, Products and related services. In 1991, during the Company's pursuit of the Avon litigation, the Company negotiated the return from Avon of 1,947 of the 2,000 Colormate II Systems originally leased to Avon.

The Company's existing Colormate II Systems were mass manufactured for Avon at a manufacturing cost for parts of $4,600,000 (an average per unit cost for parts of approximately $2,300) pursuant to the Avon Agreement; of such amount $3,000,000 was applied to obtaining parts of the nonproprietary components and $1,600,000 was applied to obtaining parts of the proprietary components of the Colormate II System Units. However, there can be no assurance the Company will be able to arrange for the mass manufacture of additional units at such cost, and manufacture of limited quantities of the Colormate II System would be significantly more expensive. The Company believes based on discussions with a supplier of the components of its existing Colormate II System and published price lists that the components of the Colormate II System can be purchased in quantities of 1,000 or more at a significant discount to the individual part price currently quoted by the suppliers, although there can be no assurance the Company will be able to obtain such terms or order in such quantities.

     The Company's ability to generate revenues in the future will depend on its success in marketing its Intellectual Properties, the related Chromaticity Study capabilities, the Colormate II System and its Products. If such marketing is not successful in the future, the principal effect may be a substantial write-down of the book value of the Colormate II System Units and a substantial impairment of the Company's capital resources and ability to obtain any future financing, which would result in a substantial diminution in the value of an investment in the Company. There can be no assurance the Company will be able to timely place such units or identify alternative markets. See Notes 1 and 2 of Notes to Financial Statements.

Results of Operations

     The Company incurred net losses of $862,600 and $490,300 for the three-month periods ended March 31, 1996 and 1995 respectively, as revenues received have not been significant relative to the Company's expenses incurred in implementing its business plan. The increase in such losses in the 1996 period as compared to the 1995 period is primarily attributable to the increase in costs and expenses regarding compensation of officers and employees, compensation of consultants for research and development activities, patent applications, legal fees (relating to the Company's financing activities and a proposed acquisition transaction) and to the establishment of its Spokane, Washington engineering office. These expense increases are primarily attributable to the Company commencing implementation of its long range business plan to seek commercial applications of its intellectual properties and technologies in the medical field.

     The Company estimates that research and development expenses (excluding compensation expenses for officers, employees and long term consultants) for fiscal 1996 will approximate $600,000 although there can be no assurance that such expenses will not exceed that amount. Of such amount, approximately $100,000 will be applied to completing the mass manufacture housing prototype for the medical application of the Company's technology in the detection and monitoring of infant jaundice and $200,000 will be applied to developing a smaller prototype version for such medical application, approximately $100,000 will be applied to completing the hand-held, less expensive version of the

Colormate II system, $100,000 will be applied to fabricate molds for each of the foregoing prototypes, and $100,000 will be applied to the Company's ongoing research and development efforts. There can be no assurance that such amounts will be sufficient to accomplish completion of such projects.

     A decrease in the Company's revenue from lease, license and service contracts, the sale of cosmetics and swatch packs and laboratory fees also contributed to the increase in the 1996 net loss as compared to the 1995 net loss. Revenues from the sale of the Company's products has decreased significantly during the Company's attempt to transition its business strategy from selling its Products directly through commissioned sales representatives to selling its Products through third party distributors (which third party distribution has not yet effectively commenced), and as the Company has begun implementation of its long range business plan for medical applications of its technologies. The Company has also conducted and continues to conduct market studies and pilot tests (and incur related additional expenses) in connection with the Company's marketing efforts. The Company believes that sales in the 1996 period were also adversely affected by ongoing delays in manufacturing certain color shades of the Company's new line of cosmetic products for its Colormate II system (which delays were attributable to finalizing color formulations). The Company anticipates the new cosmetics will be ready to ship in the fourth quarter of 1996. In the quarter ended March 31, 1996, revenues from lease, license and service contracts includes $18,000 recognized from amounts held in escrow for the Company's benefit under its arrangements with Perfect Look Distribution, Ltd. Approximately 31% and 33% of the Company's revenues in fiscal 1995 and for the first quarter of 1996 were attributable to recognition of such escrow funds. There can be no assurance that the Company will actually receive any of the funds held in escrow. See Note 2 of notes to Financial Statements for a discussion of the Company's litigation with Perfect Look.

     The Company receives payments from licensees, distributors or other sources at various times during the year. Accordingly, these payments have had, and payments that may be received in the future will have, a significant impact on quarter-to-quarter comparisons inasmuch as the Company has not developed stable sources of repeat revenues.

     The Company anticipates that it will continue to incur substantial and increasing net losses for the foreseeable future as increased expenses are incurred in implementing its long-range business plan for medical applications of its technologies and as revenues from the Company's existing activities in the cosmetics, beauty aid and fashion areas are anticipated to continue to be insignificant relative to its anticipated expenses in the foreseeable future.

Liquidity and Capital Resources

     Assets were flat in the first quarter of 1996 as compared to fiscal 1995. Current liabilities increased by $97,000 in the first quarter of 1996 compared to fiscal 1995, primarily attributable to increased accounts payable to attorneys and accountants in connection with the Company's financing activities and consultants' compensation for research and development.

     As indicated in the Company's Statements of Cash Flows, the Company continued to experience significant negative net cash flows from operating and investing activities in the quarter ended March 31, 1996. The 1996 increase in cash outflows from operating activities is primarily attributable to the increase in the Company's net loss. Cash flows from financing activities during the quarter ended March 31, 1996 principally represent the receipt of proceeds from the exercise of Warrants and certain of the Company's outstanding options and the proceeds of "short swing" profits paid to the Company in accordance with the Securities Exchange Act of 1934; cash flow from financing activities in the 1995 period primarily reflects the 1995 Private Placement proceeds. In addition, in April 1996 the Company received an additional $898,765 from the exercise of warrants, and on May 13, 1996 the Company received $576,000 from the issuance of 96,000 Units (each Unit consisting of one share of Common Stock and one Warrant to purchase Common Stock at an exercise price of $5.00 per share) pursuant to the exercise of underwriters unit purchase options issued in the IPO.

     The Company has applied a substantial portion of the proceeds of the 1995 Private Placement to begin implementation of its long-range business plan for commercialization of its technologies for medical applications in diagnosing certain diseases. In this regard, the Company has hired FDA and governmental regulatory consultants (in addition to legal counsel) to assist in obtaining hospital and regulatory clearances for such medical applications and is currently compiling its applications for FDA clearance and foreign regulatory approvals of commercial use of its technology for the diagnosis and monitoring of Bilirubin disease.

     To date, the net proceeds of the 1995 Private Placement have been or are expected to be applied as follows:

Net Proceeds                                                     $3,729,800

Repayment of Related Party Debt(1)                                  262,400
Placement Agent Consulting Fees(2)                                  150,000
Demand Registration Expenses(3)                                      30,000
Development of Medical Applications
and Prototypes; Working Capital(4)                                3,260,200

- - -----------------
(1) Reflects remaining payment of a promissory note in the original principal amount of $361,200 issued to Darby Macfarlane, the Company's chief financial officer and principal stockholder, in respect of the settlement of the Avon Litigation, pursuant to the terms of her employment agreement. Of such amount, $98,800 was paid in 1995. The remaining $262,400 is currently payable and accrues interest at the rate of 10% per annum; the total amount is reflected as a current liability on the Company's financial statements.

(2) Pursuant to a three year consulting agreement, $62,500 of which has already been applied.

(3) These expenses relate to the demand registration rights granted to investors in the 1995 Private Placement, and include estimated legal,

      accounting, SEC and Blue Sky filing fees, printing and miscellaneous expenses.

(4) Proceeds applied to development of mass manufacture prototype for medical applications and development of mass manufacture prototype for hand-held Colormate II System Unit are not expected to exceed the original $250,000 estimate, due to certain cost savings anticipated to be provided by the Company's own research and development facility, rather than the use of outside consultants. Application of proceeds for salaries of new personnel including a new president and governmental regulatory consultants in connection with possible medical applications, salespersons and support staff have been $500,000. $200,000 of proceeds have been applied towards marketing expenses. Any proceeds remaining in excess of such uses have been and/or will be used for working capital, additional prototype research and development and personnel, and to fund ongoing operations.

         Management believes that if its proposed marketing plans for non-medical applications of its technology are successful, then it will generate revenues from fees from the licensing of the Intellectual Properties and leasing of the Colormate II System Units, sales of swatch packs, consulting fees, and sales of cosmetics, although there can be no prediction or assurance as to which or any of these potential revenue sources will be successful. Since consummation of the IPO, the Company has commenced expanded marketing of its Intellectual Properties, Products and Colormate II Systems in the beauty aid industry; but to date immaterial revenues from such marketing have been realized. In 1995 such licensing, leasing and sales yielded an immaterial level of sales revenue, primarily because the Company devoted its resources primarily to the Bilirubin Project.

         In August 1995, the Company established a research and development facility in Spokane, Washington. This office is staffed, in addition to support personnel, by two engineers who are former principals of R.B.H. Electronics, one of the companies which originally engineered and manufactured the Company's original Colormate II System Units. These engineers are engaged in developing the Company's rehousing of existing medical systems and mass manufacture prototypes for medical applications and for a less expensive Colormate II System Unit, as well as servicing the existing Colormate II System Units. The Company anticipates that initial penetration of the medical marketplace will be accomplished through the use of specialized distributors, rather than a direct sales force.

         Without giving effect to the proceeds of the 1996 Debenture Offering, Management expects the Company will have sufficient liquidity for at least one year, even if no revenues from operations are generated. If the Company is able to profitably market its Intellectual Properties, Colormate II System and Products, the Company would use any cash flow obtained from operations, and may seek additional debt or equity financing, to further support and expand its operations. There can be no assurance that the Company will not require additional funding. If the Company has not been able to attract additional future financing at such point in time and/or successfully market its products and technologies, it may have to cease operations.


         The Company does not anticipate that the principal amount of the Debentures or interest thereon will have any material adverse impact on its financial condition, inasmuch as the Company expects, pursuant to the terms of the transaction, that such Debentures (and interest) will be converted to Common Stock prior to the maturity date of the Debentures. However, upon an Event of Default under the Debentures (see "Overview" for a list of such Events of Default) the holders thereof may demand immediate payment in an amount equal to twice the principal amount of the Debentures purchased by such holder, together with accrued and unpaid interest thereon. In the event the Company becomes obligated to effect such payment following an Event of Default, the Company will not have sufficient funds to make such payment, and if it is unable to raise such funds will be forced to cease operations and seek protection from its liabilities under applicable bankruptcy laws.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

         Litigation -- The Company entered into a distribution agreement on May 6, 1994 with Perfect Look Distributors, Ltd. relating to leasing the Company's Colormate II System units and distributing the Company's Products in the United Kingdom. On January 10, 1995, the Company sued Perfect Look Distributors, Ltd. and two of its principals (collectively "Perfect Look") in New York State Supreme Court for breach of contract, seeking monetary damages and injunctive relief. The parties have discussed settlement of such litigation on a sporadic basis. There can be no assurances any settlement will be entered into or that if a settlement is reached that the Company will receive additional revenue from Perfect Look in the future, that the Company will be successful in its litigation against Perfect Look if no settlement is reached, or that Perfect Look will not bring litigation against the Company in respect of Perfect Look's alleged claims against the Company.

Item 2. Changes in Securities

         None.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

         (a) 15 - Letter on unaudited interim financial information


         (b) Reports on Form 8-K The Company's Current Reports on Form 8-K dated March 22, 1996, April 9, 1996 and May 14, 1996 heretofore filed by the Company with the Commission, are incorporated by reference in this Form 10-QSB.

                                  EXHIBIT INDEX

 Exhibit No.     Document                                                Page
 -----------     --------                                                ----

 15              Letter on Unaudited Interim Financial Information

 27              Financial Data Schedule

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.

Date:  May 15, 1996                           /s/ Darby S. Macfarlane
                                              -----------------------
                                              Darby S. Macfarlane
                                              Chief Executive Officer

Date:  May 15, 1996                           /s/ Leslie Foglesong
                                              -----------------------
                                              Leslie Foglesong
                                              Treasurer and Chief Financial and
                                                 Principal Accounting Officer