Form 10QSB
period 1996-06-30
CHROMATICS COLOR SCIENCES INTERNATIONAL INC
filed 1996-08-14
CIK 892495

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended     June 30, 1996

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                          EXCHANGE ACT
         For the transition period from _____________  to  ____________

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

                            Yes X      No  ___


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

               Yes ___    No ___    N/A


                     APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                     Common Stock:  6,275,524
                     Warrants:      2,951,215

                        PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                                                June 30, 1996    December 31, 1995
                                                                                -------------    -----------------
                                                                                 (unaudited)          (Note 1)
                                   ASSETS
CURRENT ASSETS:
     Cash and equivalents                                                        $  7,359,800       $  1,827,400
     Accounts receivable, less allowance for doubtful accounts of $17,900
        in 1996 and 1995                                                              376,200            315,700
     Inventories                                                                      324,000            291,600
     Prepaid expenses                                                                 164,900             98,800
                                                                                -------------      -------------
        Total Current Assets                                                        8,224,900          2,533,500

COLORMATE II UNITS, LESS ACCUMULATED
     DEPRECIATION OF $21,400 (1996) AND $16,800 (1995)                                678,600            683,200

PROPERTY AND EQUIPMENT, AT COST LESS ACCUMULATED
     DEPRECIATION OF $119,500 (1996) AND $86,900 (1995)                               292,400            210,600

DEFERRED FINANCING COSTS, LESS ACCUMULATED
     AMORTIZATION OF $92,500 (1996)                                                   699,900                 --

OTHER ASSETS                                                                           33,700             62,600
                                                                                -------------      -------------
                                                                                 $  9,929,500       $  3,489,900
                                                                                =============      =============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable - collaterized by equipment                                   $      4,700       $      4,400
     Notes payable to related party                                                   341,700            341,700
     Accounts payable and accrued expenses:
        Attorneys and Accountants                                                     285,100            107,400
        Consultants                                                                     8,800             10,100
        Trade                                                                         155,200            120,100
     Security deposits                                                                  6,000              6,000
                                                                                -------------      -------------
        Total Current Liabilities                                                     801,500            589,700
                                                                                -------------      -------------

LONG TERM DEBT:

     Notes payable - collateralized by equipment                                        7,600             10,000
     Debentures payable                                                             4,375,000               --
                                                                                -------------      -------------
                                                                                    4,382,600             10,000
                                                                                -------------      -------------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE CLASS A PREFERRED STOCK,
     PAR VALUE $.01 PER SHARE:
        Authorized - 1,400,000 Shares
        Issued and outstanding - 1,380,000 Shares
           At par and redemption value                                                 13,800             13,800
                                                                                -------------      -------------
CLASS B PREFERRED STOCK, NO PAR VALUE
     PER SHARE:
        Authorized - 10,000,000 Shares
        Issued and outstanding - 0 Shares                                                  --                 --

STOCKHOLDERS' EQUITY (DEFICIENCY):
     Common Stock, par value $.001 per share:
        Authorized - 50,000,000 shares
        Issued and outstanding - 5,365,252 (1996)
           and 4,661,936 (1995) shares                                                  5,400              4,700
     Capital in excess of par value                                                11,556,300          7,864,700
     Accumulated deficit                                                           (6,830,100)        (4,993,000)
                                                                                -------------      -------------
        Total Stockholders' Equity                                                  4,731,600          2,876,400
                                                                                -------------      -------------
                                                                                $   9,929,500      $   3,489,900
                                                                                =============      =============

                See accompanying notes to financial statements.

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                                             1996                1995                 1996                 1995
                                                             ----                ----                 ----                 ----
Revenues:
  Lease, license and service contracts                   $    28,200        $    33,500          $    64,600           $   87,200
  Sale of cosmetics and fashion swatch packs                   (600)                400                (500)                1,000
  Interest income                                             50,700             31,300               69,000               51,500
                                                        ------------       ------------         ------------         ------------
                                                              78,300             65,200              133,100              139,700
                                                        ------------       ------------         ------------         ------------
COSTS AND EXPENSES:
  Costs of cosmetics and fashion swatch packs                    100                300                  100                  900
  Research and Development costs:
     Compensation of officers and employees                  125,800             80,600              250,800              125,500
     Compensation of consultants                              89,800             80,400              192,900              152,900
     Other                                                       500              2,300                2,700                6,400
  Selling and Other:
     Compensation of officers and employees                  188,300            138,900              380,000              227,800
     Compensation of consultants                              55,000             67,700               99,700              137,100
  Legal fees                                                 100,600             57,900              224,100              125,400
  Accounting fees                                             21,900              4,800               40,000               27,200
  Patent application costs                                    61,900             39,600               83,000               50,400
  Rent and storage                                            53,300             48,600              111,000               82,600
  Other:
     Insurance                                                44,700             47,200               96,400               75,400
     Travel & Entertainment                                   30,700             21,900               51,900               36,000
     Payroll taxes                                            17,700             18,800               50,300               29,500
     Stock registration fees                                  35,000              9,600               42,600               19,400
     Depreciation and amortization                           114,700             11,200              132,000               21,800
     General and administrative                               73,400             75,600              139,300              144,400
     Repairs and maintenance                                  29,600                 --               56,700                   --
     Interest                                                  9,700              7,400               16,700               14,900
     Gain on sale of asset                                      --                 (400)                --                   (400)
                                                        ------------       ------------         ------------         ------------
                                                           1,052,700            712,400            1,970,200            1,277,200
                                                        ------------       ------------         ------------         ------------
NET LOSS                                                $   (974,400)      $   (647,200)        $ (1,837,100)        $ (1,137,500)
                                                        ============       ============         ============         ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES AND EQUIVALENT
  OUTSTANDING                                              4,908,234          4,125,400            5,006,591            3,801,700
                                                        ============       ============         ============         ============
NET LOSS PER SHARE                                      $      (0.20)      $      (0.16)        $      (0.37)        $      (0.30)
                                                        ============       ============         ============         ============

                See accompanying notes to financial statements.

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                  (UNAUDITED)

                                                                 Common Stock
                                                     ----------------------------------
                                                         Number of                             Capital in Excess     Accumulated
                                                     Shares Outstanding       Par Value           of Par Value         Deficit
                                                     ------------------       ---------           ------------         -------
Balances, December 31, 1995                               4,661,936         $      4,700         $  7,864,700       $  (4,993,000)

  Six Months Ended June 30, 1996:

     Net Loss                                                    --                   --                   --          (1,837,100)

     Exercise of options to purchase 65,000
     shares at $2.50 per share                               65,000                   --              162,500                  --

     Exercise of options to purchase 20,000
     shares at $2.25 per share                               20,000                   --               45,000                  --

     Exercise of warrants to purchase 75,000
     shares at $2.50 per share                               75,000                  100              187,400                  --

     Exercise of warrants to purchase 343,785
     shares at $5.00 per share                              343,785                  400            1,718,400                  --

     Exercise of warrants to purchase 115,000
     shares at $6.00 per share                              115,000                  100              690,000                  --

     Exercise of convertible debentures to
     purchase 84,232 shares at
     $7.42 per share                                         84,232                  100              624,900                  --

     Exercise of convertible debentures to
     purchase 299 shares at $9.28 per share                     299                   --                2,800                  --

     Gain on account of "short swing" profit rules
     under Section 16 of the Securities
     Exchange Act of 1934                                      --                    --               260,600                  --
                                                      -------------       --------------        -------------       --------------

Balances, June 30, 1996                                   5,365,252       $        5,400        $  11,556,300       $  (6,830,100)
                                                      =============       ==============        =============       ==============

                See accompanying notes to financial statements.

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                           Six Months Ended June 30,
                                                                      1996                           1995
                                                                      ----                           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                       $  (1,837,100)               $    (1,137,500)
  Adjustments to Reconcile Net Loss to Net
   Cash Flows From Operating Activities:
   Depreciation and Amortization                                       132,000                         21,800
   Gains on Sale of Equipment                                               --                           (400)
   Stock Issuance in Lieu of Interest Payments                           2,700                             --
   Changes in Operating Assets and Liabilities:
    Accounts Receivable                                                (60,500)                       (80,800)
    Inventories                                                        (32,400)                       (10,700)
    Prepaid Expenses and Other Assets                                  (66,100)                        44,100
    Other Assets                                                        30,100                        (22,900)
    Accounts payable and Accrued Expenses                              208,000                       (154,900)
                                                                    ----------                     ----------
  Net Cash Flows From Operating Activities                          (1,623,300)                    (1,341,300)
                                                                    ----------                     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales of Property and Equipment                                           --                            200
  Purchases of Property and Equipment                                 (114,300)                       (29,000)
                                                                    ----------                     ----------
  Net Cash Flows From Investing Activities                            (114,300)                       (28,800)
                                                                    ----------                     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds From Issuance of Convertible Debentures                   5,000,000                             --
  Proceeds From Exercise of Options                                    207,500                             --
  Proceeds From Exercise of Warrants                                 2,596,400                             --
  Short Swing Profits                                                  260,600                             --
  Proceeds From Issuance of Common Stock Net of
   Related costs                                                            --                      3,864,100
  Payments of Notes Payable and Net Advances
   From Related Parties                                                     --                        (85,000)
  Deferred Financing Costs                                            (792,400)                            --
  Notes Payable - Collateralized by Equipment                           (2,100)                        (1,900)
                                                                    ----------                     ----------
  Net Cash Flows From Financing Activities                           7,270,000                      3,777,200
                                                                    ----------                     ----------
NET CHANGE IN CASH AND EQUIVALENTS                                   5,532,400                      2,407,100
CASH AND EQUIVALENTS, BEGINNING OF
  PERIOD                                                             1,827,400                        858,300
                                                                    ----------                     ----------
CASH AND EQUIVALENTS, END OF PERIOD                                 $7,359,800                     $3,265,400
                                                                    ==========                     ==========


SUPPLEMENTAL CASH FLOW INFORMATION
  Interest Paid                                                     $   16,700                     $    1,044
                                                                    ==========                     ==========
  Income Taxes Paid                                                 $   16,141                     $       --
                                                                    ==========                     ==========

SUPPLEMENTAL NON-CASH FLOW
  INFORMATION
  Loan From Officer Offset Against Due From
  Officer                                                                   --                     $   21,300
                                                                    ==========                     ==========
  Deferred Offering Costs Offset to Additional Paid
  in Capital                                                                --                     $  111,800
                                                                    ==========                     ==========
CONVERSION OF OUTSTANDING DEBT TO
  COMMON STOCK                                                      $  625,000                     $       --
                                                                    ==========                     ==========

                See accompanying notes to financial statements.

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -- Basis of Presentation:

         Nature of Report -- The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's Form 10-KSB for the fiscal year ended December 31, 1995 and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in cash flows, for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

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

         Estimates and Uncertainties - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results, as determined at a later date, could differ from those estimates. The Company's inventories are in excess of current requirements based on the recent level of sales. The Company has not sold its new line of cosmetics because the manufacturer has experienced difficulties in color matching certain shades to be scientifically claimable for the Company's scientifically color coordinated cosmetics line. The Company believes the new cosmetics will be ready to ship in the fourth quarter of 1996 and is currently seeking a national distributor to sell its cosmetics. Management believes no loss will be incurred on the disposition of inventory. No estimate can be made of a range of amounts of loss that are reasonably possible should Management's expectations not be met.


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

         Litigation - In May 1994, the Company entered into a five year distributorship agreement beginning in July 1994 with Perfect Look Distribution, Ltd., ("Perfect Look") under which Perfect Look was to act through June 1996 as the exclusive distributor (subject to certain exceptions) in the United Kingdom of the Company's Colormate II System units and Products; thereafter the arrangement is non-exclusive although the Company has agreed not to grant other distributors terms more favorable than those provided to Perfect Look. On January 10, 1995, the Company sued Perfect Look and its two principals (collectively "Perfect Look") in New York State Supreme Court for breach of contract, seeking monetary damages and injunctive relief. The parties have discussed settlement of such litigation on a sporadic basis. Perfect Look's minimum purchase obligations under the contract are guaranteed by a principal of Perfect Look, which guarantee is secured by a $150,000 cash escrow. Revenues from lease, license and service contracts and accounts receivable for the six months ended and as at June 30, 1996 include recognition of $30,000 of amounts held in escrow to which the Company believes it is entitled. There can be no assurances that the Company will actually receive the amount held in escrow to which it believes it is entitled, that any settlement will be entered into or that if it is that the Company will receive additional revenue from Perfect Look in the future, that the Company will be successful in its litigation against Perfect Look if no settlement is reached, or that Perfect Look will not bring litigation against the Company in respect of Perfect Look's alleged claims against the Company.

         Colormate II Systems -- Color measurement instruments and related items ("Proprietary Equipment") were funded by Avon Products, Inc. ("Avon") under a license and were to be returned upon completion of the license period to protect the Company's rights. See Note 2 of Notes to Financial Statements. At the inception of the Avon license, no residual value was attributed to the Proprietary Equipment, due to the lack of an ascertainable market for such equipment when separated from the rest of the Colormate II Systems. Avon originally paid the Company approximately $1,600,000 for 2,000 color measurement instruments components of the Colormate II System. Related computer and other equipment ("Nonproprietary Equipment") which, together with the Proprietary Equipment, were used by Avon as units during the license period, were to be retained by Avon. Avon originally advanced to the Company approximately $3,000,000 for the nonproprietary equipment contained in such 2,000 units.

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


Note 3 -- Convertible Debentures:

         In 1996, the Company received $5 million gross proceeds (before deduction of transaction costs including finder's fees and expenses) from the sale of its 3% convertible debentures due April 1, 1998 ("Debentures"). The sale was made to foreign investors pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.

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

         The Company has filed a registration statement covering the shares issuable upon conversion of the Debentures, which registration statement was declared effective on May 6, 1996. During the quarter ended June 30, 1996, $625,000 of Debentures were converted into 84,232 shares of Common Stock at a conversion price of $7.42 per share and an additional 299 shares were issued in respect of accrued interest at a conversion price of $9.28. In addition, subsequent to the end of such quarter and prior to August 7, 1996, $1,000,000 of Debentures were converted into 364,964 shares of Common Stock at a conversion price of $2.74 per share and an additional 2,214 shares were issued in respect of accrued interest at a conversion price of $3.425, $1,000,000 of Debentures were converted into 367,648 shares of Common Stock at a conversion price of $2.72 per share and an additional 2,055 were issued in respect of accrued interest at a conversion price of $3.40 and $375,000 of Debentures were converted into 132,979 shares at a conversion price of $2.82 per share an additional 428 shares were issued in respect of accrued interest at a conversion price of $3.525.

         An "Event of Default" under the Debentures is defined as (i) default in the payment of principal or interest on the Debentures not cured for five business days (ii) material misrepresentations in connection with the Debentures and the related Subscription Agreement (iii) material breach of the Company's obligations under the Debentures and/or Subscription Agreement which remain uncured for five business days following notice thereof (iv) the Company shall make an assignment for the benefit of creditors or the Company shall apply for or consent to the appointment of a trustee or liquidator or a trustee or liquidator shall be appointed and not discharged in 60 days (v) the Company shall initiate bankruptcy, reorganization, liquidation or insolvency proceedings (or such proceeding brought against the Company is not dismissed in 60 days) (vi) the Common Stock shall be delisted by or suspended from trading on NASDAQ, and not relisted or restored to trading within 15 days (vii) the Company shall default on the payment of any material indebtedness for borrowed money beyond any applicable grace period (viii) a judgment in excess of $100,000 is rendered against the Company and not dismissed, bonded, stayed or discharged within 30 days or (ix) the Company shall be a party to a merger or consolidation in which it is not the surviving party or shall dispose of all or substantially all of its assets or redeem more than a de minimis amount of its outstanding shares of capital stock.

         Upon an Event of Default, the holders of the Debentures may demand immediate payment thereof in an amount equal to the product of (x) the aggregate number of shares of Common Stock into which the Debenture is convertible as of the date of such Event of Default and (y) the market price (as that term is defined in the Debentures and which shall not exceed $23.00 per share) of the Common Stock. In the event the Company becomes obligated to effect such payment following an Event of Default, the Company may not have sufficient funds to make such payment, and if it is unable to raise such funds, will be forced to cease operations and seek protection from its liabilities under applicable bankruptcy laws.

         Note 4 - Subsequent Events

         In August 1996, the Company received $25,000 from the exercise of warrants granted to the Placement Agent of the 1995 Private Placement. Additionally, as of August 6, 1996, $3,000,000 of Debentures had been converted into 954,819 shares of common stock.

Item 2.  Management's Discussion and Analysis

         The following is intended to update the information contained in the Company's Form 10-KSB for the year ended December 31, 1995 and presumes that readers have access to, and will have read, Management's Discussion and Analysis contained in Form 10-KSB for the year ended December 31, 1995.

         Except for the historical information contained herein, certain of the matters discussed are forward-looking statements that involve material risks to and uncertainties in the Company's business which may cause actual results to differ materially from those anticipated by the statements made below. Such risks and uncertainties include, among other things, the availability of any needed financing, the Company's ability to implement its long range business plan for individual applications for its technologies, impact of competition, the management of growth, and other risks and uncertainties that may be detailed from time to time in the Company's reports filed with the Securities and Exchange Commission including Form 10-KSB.

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

         The Company has financed its operations through (i) private placements of its securities, which generated an aggregate of $1,167,500 (including $620,400 from Darby Simpson Macfarlane) from 1988 through 1992 (excluding $775,000 in a bridge financing effected in September and October 1992 (the "Bridge Financing") which was repaid with proceeds of the IPO), (ii) collaborative research and development arrangements with licensees, (iii) cash receipts from lease and licensing agreements, which generated in the aggregate $8,386,200 from inception through December 31, 1992, including $6,944,200 in the period from January 1, 1988 to December 31, 1992 (primarily attributable to the Avon Project), (iv) loans from private investors and certain shareholders which aggregated $549,000 in 1991 and 1992 (excluding the Bridge Financing), (v) the IPO, (vi) the 1995 Private Placement discussed below (which has generated gross proceeds of $4,500,000, and net proceeds of $3,729,800) and (vii) the 1996 Debenture Offering described below. During the six months ended June 30, 1996, the Company received an aggregate of $2,596,400 from exercise of its publicly traded warrants and other warrants and $207,500 from the exercise of stock options. In August 1996, the Company received $25,000 from the exercise of warrants granted to the Placement Agent of the 1995 Private Placement.

         In February 1993, the Company completed the IPO consisting of 1,150,000 units, each unit consisting of one share of common stock, par value $.001 (the "Common Stock"), and one redeemable Common Stock purchase warrant ("Warrant"), each Warrant entitling the holder thereof to purchase one share of Common Stock for $5.00 per share. The Company received aggregate gross proceeds of $5,750,000 and aggregate net cash proceeds of approximately $4,475,800 from the IPO. Such net proceeds have been applied in full by the Company to marketing, licensing and sales activities, including those through beauty salons, to acquire inventory, to hire sales representatives and retain marketing consultants and to commence other related operations.

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

         On April 2, 1996, the Company received $2.5 million gross proceeds (before deduction of transaction costs including $325,000 of finder's fees and expenses) from the sale of its 3% convertible debentures due April 1, 1998 ("Debentures") (the "1996 Debenture Offering"). The sale was made to foreign investors pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. On June 14, 1996, the Company received an additional $2.5 million gross proceeds (before deduction of transaction costs, fees and expenses) from the sale of additional Debentures. The registration statement ("Registration Statement") covering the shares issuable upon conversion of the Debentures was declared effective on May 6, 1996.

         The Debentures are convertible in $250,000 increments into Common Stock at any time prior to April 1, 1998. The conversion price per share is equal to 80% of the average of the closing bid prices of the Common Stock as reported by NASDAQ over the five consecutive trading days ending on the trading day immediately preceding the date the Company receives the Debenture for conversion provided, however, that (i) the conversion price per share with respect to the shares issuable upon conversion of the first $2.5 million of Debentures will not exceed $9.00 per share and (ii) the conversion price per share with respect to the shares issuable upon conversion of the second $2.5 million of Debentures, if any, will not exceed $12.275 per share (pursuant to a formula which set the price as the greater of $9.00 or the average of the closing bid prices of the Common Stock as reported by NASDAQ over the five consecutive trading days ending immediately prior to the effective date of the Registration Statement). If the holders of the Debentures have not effected conversion thereof into Common Stock by September 30, 1996, the Company can force conversion on notice to the holders thereof and thereafter the Debentures will be void and reflect only the right to receive such Common Stock upon conversion. As of August 6, 1996, $3,000,000 of Debentures had been converted into 954,819 shares of common stock.

         An "Event of Default" under the Debentures is defined as (i) default in the payment of principal or interest on the Debentures uncured for five business days (ii) material misrepresentations in connection with the Debentures and the related Subscription Agreement (iii) material breach of the Company's obligations under the Debentures and/or Subscription Agreement which remain uncured for five business days following notice thereof (iv) the Company shall make an assignment for the benefit of creditors or the Company shall apply for or consent to the appointment of a trustee or liquidator, or a trustee or liquidator shall be appointed and not discharged within 60 days (v) the Company shall initiate bankruptcy, reorganization, liquidation or insolvency proceedings (or such proceeding brought against the Company is not dismissed within 60 days)
(vi) the Common Stock shall be delisted by or suspended from trading on NASDAQ, and not relisted or restored to trading within 15 days (vii) the Company shall default on the payment of any material indebtedness for borrowed money beyond any applicable grace period (viii) a judgment in excess of $100,000 is rendered against the Company and not dismissed, bonded, stayed or discharged within 30 days, or (x) the Company shall be a party to a merger or consolidation in which it is not the surviving party or shall dispose of all or substantially all of its assets or redeem more than a de minimis amount of its outstanding shares of capital stock.


         Upon an Event of Default, the holders of the Debentures may demand immediate payment thereof in an amount equal the product of (x) the aggregate number of shares of Common Stock into which the Debenture is convertible as of the date of such Event of Default and (y) the market price of the Common Stock. In the event the Company becomes obligated to effect such payment following an Event of Default, the Company will not have sufficient funds to make such payment, and if it is unable to raise such funds, will be forced to cease operations and seek protection from its liabilities under applicable bankruptcy laws.

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

         Since 1990 limited revenues have been derived from licenses, leases, service contracts and Product sales to several beauty-related businesses, testing and laboratory fees from potential licensees evaluating the Company's technology, and from an exclusive licensing and lease contract with IMS Cosmetics Inc. In fiscal year 1995 and for the six months ended June 30, the Company generated approximately 17% and 19%, respectively, of its revenues from IMS. From December 31, 1990 until the IPO, the Company had been primarily engaged in (a) pursuing the Company's litigation against Avon, (b) developing and testing further applications of the Intellectual Properties and Colormate II Systems, such as the clinical research studies for medical applications, and (c) obtaining additional financing to support marketing of the Company's Intellectual Properties, systems, Products and related services. In 1991, during the Company's pursuit of the Avon litigation, the Company negotiated the return from Avon of 1,947 of the 2,000 Colormate II Systems originally leased to Avon. The Company's existing Colormate II Systems were mass manufactured for Avon at a manufacturing cost for parts of $4,600,000 (an average per unit cost for parts of approximately $2,300) pursuant to the Avon Agreement; of such amount $3,000,000 was applied to obtaining parts of the nonproprietary components and $1,600,000 was applied to obtaining parts of the proprietary components of the Colormate II System Units. However, there can be no assurance the Company will be able to arrange for the mass manufacture of additional units at such cost, and manufacture of limited quantities of the Colormate II System would be significantly more expensive. The Company believes based on discussions with a supplier of the components of its existing Colormate II System and published price lists that the components of the Colormate II System can be purchased in quantities of 1,000 or more at a significant discount to the individual part price currently quoted by the suppliers, although there can be no assurance the Company will be able to obtain such terms or order in such quantities.


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


Results of Operations

         The Company incurred net losses of $974,400 and $647,300 for the six month periods ended June 30, 1996 and 1995 respectively, as revenues received have not been significant relative to the Company's expenses incurred in implementing its business plan. The increase in such losses in the 1996 period as compared to the 1995 period is primarily attributable to the increase in costs and expenses regarding compensation of officers and employees, compensation of consultants for research and development activities, patent applications, legal and accounting fees (relating to the Company's financing activities and a proposed acquisition transaction) depreciation and amortization relating principally to amortization of deferred financing costs relating to the 1996 Debenture Financing and to the establishment of its Spokane, Washington engineering office. These expense increases are primarily attributable to the Company commencing implementation of its long range business plan to seek commercial applications of its intellectual properties and technologies in the medical field.

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

         A decrease in the Company's revenue from lease, license and service contracts and the sale of cosmetics and swatch packs also contributed to the increase in the 1996 net loss as compared to the 1995 net loss. Revenues from the sale of the Company's products has decreased significantly during the Company's attempt to transition its business strategy from selling its Products directly through commissioned sales representatives to selling its Products through third party distributors (which third party distribution has not yet effectively commenced), and as the Company has begun implementation of its long range business plan for medical applications of its technologies. The Company has also conducted and continues to conduct market studies and pilot tests (and incur related additional expenses) in connection with the Company's marketing efforts. The Company believes that sales in the 1996 period were also adversely affected by ongoing delays in manufacturing certain color shades of the Company's new line of cosmetic products for its Colormate II system (which delays were attributable to finalizing color formulations). The Company anticipates the new cosmetics will be ready to ship in the fourth quarter of 1996 although there can be no assurance of this. In the quarter ended June 30, 1996, revenues from lease, license and service contracts includes $12,000 recognized from amounts held in escrow for the Company's benefit under its arrangements with Perfect Look Distribution, Ltd. Approximately 31% and 22.5% of the Company's revenues in fiscal 1995 and for the first two quarters of 1996 were attributable to recognition of such escrow funds. There can be no assurance that the Company will actually receive any of the funds held in escrow. See Note 2 of notes to Financial Statements for a discussion of the Company's litigation with Perfect Look.

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


Liquidity and Capital Resources

         Assets increased by $6,439,600 in the first two quarters of 1996 as compared to fiscal 1995. This increase is primarily attributed to an increase in cash and cash equivalents attributable to the 1996 Debenture Financing and from cash received from the exercise of its publicly traded warrants. Current liabilities increased by $211,800 in the first two quarters of 1996 compared to fiscal 1995, primarily attributable to increased accounts payable to attorneys and accountants in connection with the Company's financing activities and consultants' compensation for research and development. Long term debt increased by $4,375,000, substantially all of which reflects the 1996 Debenture Financing.

         As indicated in the Company's Statements of Cash Flows, the Company continued to experience significant negative net cash flows from operating and investing activities in the quarter ended June 30, 1996. The 1996 increase in cash outflows from operating activities is primarily attributable to the increase in the Company's net loss. Cash flows from financing activities during the quarter ended June 30, 1996 principally represent the receipt of $5,000,000 proceeds from the issuance of the Debentures, $2,106,800 from the exercise of Warrants and certain of the Company's outstanding options and $177,000 of "short swing" profits paid to the Company in accordance with the Securities Exchange Act of 1934; cash flow from financing activities in the 1995 period primarily reflects the 1995 Private Placement proceeds. In addition, in August 1996, the Company received $25,000 from the exercise of warrants granted to the Placement Agent of the 1995 Private Placement.

         The Company has applied a substantial portion of the proceeds of the 1995 Private Placement to begin implementation of its long-range business plan for commercialization of its technologies for medical applications in diagnosing certain diseases. In this regard, the Company has hired FDA and governmental regulatory consultants (in addition to legal counsel) to assist in obtaining hospital and regulatory clearances for such medical applications and is currently compiling its applications for FDA clearance and foreign regulatory approvals of commercial use of its technology for the diagnosis and monitoring of Bilirubin disease. In addition, the Company has applied such proceeds to the development of a mass manufacture prototype for medical applications and development of a mass manufacture prototype for hand-held Colormate II System Unit, salaries of new personnel including a new president, salespersons and support staff marketing expenses, working capital, additional prototype research and development and to fund ongoing operations.

         Management believes that if its proposed marketing plans for non-medical applications of its technology are successful, then it will generate revenues from fees from the licensing of the Intellectual Properties and leasing of the Colormate II System Units, sales of swatch packs, consulting fees, and sales of cosmetics, although there can be no prediction or assurance as to which or any of these potential revenue sources will be successful. Since consummation of the IPO, the Company has commenced expanded marketing of its Intellectual Properties, Products and Colormate II Systems in the beauty aid industry; but to date immaterial revenues from such marketing have been realized. In 1995 and for the first six months of 1996 such licensing, leasing and sales yielded an immaterial level of sales revenue, primarily because the Company devoted its resources primarily to the Bilirubin Project. The Company anticipates that initial penetration of the medical marketplace will be accomplished through the use of specialized distributors, rather than a direct sales force.

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

         The Company does not anticipate that the principal amount of the Debentures or interest thereon will have any material adverse impact on its financial condition, inasmuch as the Company expects, pursuant to the terms of the transaction, that such Debentures (and interest) will be converted to Common Stock prior to the maturity date of the Debentures. However, upon an Event of Default under the Debentures (see "Overview" for a list of such Events of Default) the holders thereof may demand immediate payment in an amount equal the product of (x) the aggregate number of shares of Common Stock into which the Debenture is convertible as of the date of such Event of Default and (y) the market price of the Common Stock. In the event the Company becomes obligated to effect such payment following an Event of Default, the Company will not have sufficient funds to make such payment, and if it is unable to raise such funds will be forced to cease operations and seek protection from its liabilities under applicable bankruptcy laws.

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


Item 2. Changes in Securities
         None.

Item 3. Defaults Upon Senior Securities
         None.

Item 4. Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting, having been adjourned on May 20, 1996 was held on May 31, 1996. At that meeting, Darby S. Macfarlane, David Kenneth Macfarlane and Leslie Foglesong were elected to serve as directors of the Company. The results of the vote were:

                                      For            Against          Withhold
                                      ---            -------          --------
         Darby S. Macfarlane        3,961,081            0               0
         David Kenneth MacFarlane   3,961,081            0               0
         Leslie Foglesong           3,961,081            0               0

         A vote was also held for an increase in the number of shares subject to the Company's Stock Option Plan from 1,000,000 to 2,000,000. The results of the vote were:

               For           Against            Abstain           Not Voted
               ---           -------            -------           ---------
            3,661,657        188,001             5,600             105,823

         A vote was also held to amend the Company's Certificate of Incorporation to authorize (a) an increase in the number of authorized shares of Common Stock from 25,000,000 to 50,000,000; (b) an increase in the number of authorized shares of Preferred Stock from 1,400,000 to 11,400,000; and (c) the designation of such additional 10,000,000 shares of Preferred Stock as Class B Preferred Stock. The results of the vote were:

               For           Against           Abstain           Not Voted
               ---           -------           -------           ---------
            3,689,512        165,246             500               105,823

         A vote was also held to ratify the selection of Wiss & Company, LLP as auditors for the year ending December 31, 1996. The results of the vote were:

               For                    Against                     Abstain
               ---                    -------                     -------
            3,933,681                  21,900                      5,500

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

         (a)      15 - Letter on unaudited interim financial information

         (b)      Reports on Form 8-K

                  The Company's Current Reports on Form 8-K dated April 9, 1996 and May 14, 1996 heretofore filed by the Company with the Commission, are incorporated by reference in this Form 10-QSB.

                                 EXHIBIT INDEX

    Exhibit No.                Document                                Page

    15     Letter on Unaudited Interim Financial Information            17
    27     Financial Data Schedule                                      18

                                  SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                 CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.


Date:  August 12, 1996                        /s/ Darby S. Macfarlane
                                              -----------------------
                                              Darby S. Macfarlane
                                              Chief Executive Officer



Date:  August 12, 1996                        /s/Leslie Foglesong
                                              ---------------------------------
                                              Leslie Foglesong
                                              Treasurer and Chief Financial and
                                                 Principal Accounting Officer