Form 10QSB
period 1996-09-30
CHROMATICS COLOR SCIENCES INTERNATIONAL INC
filed 1996-11-14
CIK 892495

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

         [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

         [_]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                For the transition period from _______ to _______

                         Commission file number 0-21168


                  CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          NEW YORK                                      13-3253392
--------------------------------------------------------------------------------
(State or Other Jurisdiction of              (I.R.S. Employer Identification
 Incorporation or Organization)                           Number)


                  5 East 80th Street, New York, New York 10021
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (212) 717-6544
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                                                       ---   ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes ___ No ___ N/A


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock: 7,621,713
                                                  Warrants:     2,941,215

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                         September 30,   December 31,
                                                             1996            1995
                                                         ------------    ------------
                                                         (unaudited)       (Note 1)
                                     ASSETS
CURRENT ASSETS:
   Cash and equivalents                                  $  6,513,100    $  1,827,400
   Accounts receivable, less allowance for doubtful
      accounts of $10,000 in 1996 and $17,900 in 1995         232,100         315,700
   Inventories                                                323,600         291,600
   Prepaid expenses and other assets                          105,600          98,800
                                                         ------------    ------------
      Total Current Assets                                  7,174,400       2,533,500

COLORMATE II UNITS, LESS ACCUMULATED
   DEPRECIATION OF $23,700  (1996) AND $16,800 (1995)         676,300         683,200

PROPERTY AND EQUIPMENT, AT COST LESS ACCUMULATED
   DEPRECIATION OF $137,200  (1996) AND $86,900 (1995)        304,300         210,600

OTHER ASSETS                                                   31,000          62,600
                                                         ------------    ------------
                                                         $  8,186,000    $  3,489,900
                                                         ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable - collateralized by equipment           $     11,200    $      4,400
   Notes payable to related party                             332,500         341,700
   Accounts payable and accrued expenses:
      Attorneys and Accountants                               271,200         107,400
      Consultants                                             120,300          10,100
      Trade                                                   130,900         120,100
   Security deposits                                           10,500           6,000
                                                         ------------    ------------
      Total Current Liabilities                               876,600         589,700
                                                         ------------    ------------

LONG TERM DEBT:
   Notes payable - collateralized by equipment                   --            10,000

COMMITMENTS AND CONTINGENCIES


REDEEMABLE CLASS A PREFERRED STOCK,
   PAR VALUE $.01 PER SHARE:
     Authorized - 1,400,000  Shares
     Issued and outstanding - 1,380,000  Shares
        At par and redemption value                            13,800          13,800
                                                         ------------    ------------

CLASS B PREFERRED STOCK, NO PAR VALUE
   PER SHARE:
      Authorized - 10,000,000  Shares
      Issued and outstanding - 0  Shares                         --              --

STOCKHOLDERS' EQUITY (DEFICIENCY):
   Common Stock, par value $.001  per share:
      Authorized - 50,000,000  shares
      Issued and outstanding - 7,081,730 (1996)
        and 4,661,936  (1995) shares                            7,100           4,700
   Capital in excess of par value                          15,282,900       7,864,700
   Accumulated deficit                                     (7,994,400)     (4,993,000)
                                                         ------------    ------------
      Total Stockholders' Equity                            7,295,600       2,876,400
                                                         ------------    ------------
                                                         $  8,186,000    $  3,489,900
                                                         ============    ============

          See accompanying notes to consolidated financial statements.

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                --------------------------    --------------------------
                                                   1996           1995           1996            1995
                                                -----------    -----------    -----------    -----------
Revenues:
  Lease, license and service contracts          $     1,500    $    32,300    $    66,100    $   119,500
  Sale of cosmetics and fashion swatch packs            700            800            100          1,800
  Interest income                                    82,700         38,100        151,700         89,600
                                                -----------    -----------    -----------    -----------
                                                     84,900         71,200        217,900        210,900
                                                -----------    -----------    -----------    -----------
COSTS AND EXPENSES:
  Costs of cosmetics and fashion swatch packs           400            400            500          1,300
  Research and Development costs:
     Compensation of officers and employees         121,400         87,300        361,600        212,800
     Compensation of consultants                    261,700         74,800        454,600        227,700
     Other                                            1,000          1,800          3,700          8,900
  Selling and Other:
     Compensation of officers and employees         187,900        143,900        578,500        371,600
     Compensation of consultants                     78,100         43,000        177,800        180,100
  Legal fees                                         60,100         33,700        284,200        152,600
  Accounting fees                                     6,800          6,600         46,700         33,800
  Patent application costs                           85,700         46,100        168,700        102,900
  Rent and storage                                   54,000         49,300        164,900        131,800
  Legal Settlement                                  132,000           --          132,000           --
  Other:
     Insurance                                       50,100         48,500        145,800        123,900
     Travel & Entertainment                          33,700         28,300         85,700         64,200
     Payroll taxes                                   14,900         15,400         65,200         44,900
     Stock administrative fees                        6,500          3,400         49,000         22,700
     Depreciation and amortization                   24,800         14,700        156,800         36,500
     General and administrative                      87,200        113,800        286,100        258,000
     Interest                                        42,300          7,300         59,000         22,200
     Gain on sale of asset                             --             --           (1,500)          (400)
                                                -----------    -----------    -----------    -----------
                                                  1,248,600        718,300      3,219,300      1,995,500
                                                -----------    -----------    -----------    -----------
NET INCOME (LOSS)                               $(1,163,700)   $  (647,100)   $(3,001,400)   $(1,784,600)
                                                ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES AND EQUIVALENTS
  OUTSTANDING                                     5,432,824      4,661,936      5,777,479      4,088,109
                                                ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER SHARE                     $     (0.21)   $     (0.14)   $     (0.52)   $     (0.44)
                                                ===========    ===========    ===========    ===========


          See accompanying notes to consolidated financial statements.

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (UNAUDITED)

                                                             Common Stock
                                                  -----------------------------------
                                                      Number of                             Capital in Excess       Accumulated
                                                  Shares Outstanding       Par Value           of Par Value           Deficit
                                                  ------------------      -----------       -----------------      -------------
Balances, December 31, 1995                           4,661,936           $     4,700         $ 7,864,000           $(4,993,000)

  Nine Months Ended September 30, 1996:

    Net Loss                                               --                    --                  --              (3,001,400)

    Exercise of stock options and warrants              648,785                   600           3,028,300                  --

    Conversion of debentures into Common
    Stock                                             1,771,009                 1,800           4,110,000                  --

    Gain on account of "short swing" profits
    under securities laws                                  --                    --               280,600                  --
                                                    -----------           -----------         -----------           -----------

Balances, September 30, 1996                          7,081,730           $     7,100         $15,282,900           $(7,994,400)
                                                    ===========           ===========         ===========           ===========

          See accompanying notes to consolidated financial statements.

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        Nine Months Ended September 30,
                                                        -------------------------------
                                                            1996             1995
                                                         -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                      $(3,001,400)     $(1,784,600)
  Adjustments to Reconcile Net Loss to Net
   Cash Flows From Operating Activities:
   Depreciation and Amortization                             158,600           36,500
   Gains on Sale of Equipment                                 (1,500)            (400)
   Changes in Operating Assets and Liabilities:
    Accounts Receivable                                       83,600         (105,600)
    Inventories                                              (32,000)         (10,700)
    Prepaid Expenses and Other Assets                         (6,800)          19,800
    Other Assets                                             (31,000)          (6,100)
    Accounts payable and Accrued Expenses                    284,800         (120,900)
    Security deposits and unearned service contract
    revenues                                                    --                500
                                                         -----------      -----------
        Net Cash Flows From Operating Activities          (2,545,700)      (1,971,500)
                                                         -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales of Property and Equipment                               --                200
  Purchases of Property and Equipment                       (144,000)        (108,300)
                                                         -----------      -----------
        Net Cash Flows From Investing Activities            (144,000)        (108,100)
                                                         -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds From Issuance of Common Stock Net of
   Related costs                                           7,387,800        3,864,100
  Payments of Notes Payable From Related Parties              (9,200)         (97,300)
  Notes Payable - Collateralized by Equipment                 (3,200)          (2,900)
                                                         -----------      -----------
        Net Cash Flows From Financing Activities           7,375,400        3,763,900
                                                         -----------      -----------

NET CHANGE IN CASH AND EQUIVALENTS                         4,685,700        1,684,300

CASH AND EQUIVALENTS, BEGINNING OF
  PERIOD                                                   1,827,400          858,300
                                                         -----------      -----------

CASH AND EQUIVALENTS, END OF PERIOD                      $ 6,513,100      $ 2,542,600
                                                         ===========      ===========


SUPPLEMENTAL CASH FLOW INFORMATION
  Interest Paid                                          $    59,000      $    28,100
                                                         ===========      ===========
  Income Taxes Paid                                      $      --        $      --
                                                         ===========      ===========

SUPPLEMENTAL NONCASH FLOW
  INFORMATION
  Loan From Officer Offset Against Due From
   Officer                                                      --        $    21,300
                                                         ===========      ===========
  Deferred Offering Costs Offset to Additional Paid
   in Capital                                                554,903      $   111,800
                                                         ===========      ===========

          See accompanying notes to consolidated financial statements.

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

Item 2.  Management's Discussion and Analysis

     The following is intended to update the information contained in the Company's Form 10-KSB for the year ended December 31, 1995 and presumes that readers have access to, and will have read, Management's Discussion and Analysis contained in Form 10-KSB for the year ended December 31, 1995 (the "Form 10-KSB").

     Except for the historical information contained herein, certain of the matters discussed are forward-looking statements that involve material risks to and uncertainties in the Company's business which may cause actual results to differ materially from those anticipated by the statements made below. Such risks and uncertainties include, among other things, the availability of any needed financing, the Company's ability to implement its long range business plan for various applications for its technologies, the impact of competition, the obtaining of and compliance with regulatory approvals applicable to proposed applications of the Company's technology, the management of growth, and other risks and uncertainties that may be detailed from time to time in the Company's reports filed with the Securities and Exchange Commission, including those set forth in the Form 10-KSB.

Overview

     Since inception, the Company has been principally engaged in the research and development of the Intellectual Properties and the Colormate II System for

the application of scientific color measurement principles to the classification of human skin and the classification and color-oriented organization of various color sensitive consumer products such as cosmetics, hair color, hosiery, fashion, print and textiles. The Company has also been engaged in test marketing the Intellectual Properties, Colormate II System and Products in the beauty aid and fashion industries, and marketing them in the cosmetics industry, and, in cooperation with Mt. Sinai Hospital, New York, New York, has conducted research and clinical tests of the Company's technologies for the detection and monitoring of infant jaundice (the "Bilirubin Project"), as described below.

     In 1995, the Company commenced implementation of its long-range plans to exploit potential medical applications for its technology. In this regard, the Company hired a new president, retained consultants and counsel in connection with the preparation of FDA marketing clearance applications, and continued work on the mass manufacture prototype for such medical applications.

     The Company has incurred significant losses from operations since 1990 and until the summer of 1994 was involved in significant litigation. The Company has incurred research and development and marketing expenses as well as significant operating losses and, prior to consummation of its initial public offering (the "IPO") in February 1993 discussed below, had negative shareholders' equity. The Company has not achieved significant operating revenues since the conclusion of the Avon Project. The Company has owned Colormate II System Units since June 1991 the ultimate recoverability of which depends on the Company's future marketing success. See Note 2 of Notes to Consolidated Financial Statements.

     The Company has financed its operations through (i) private placements of its securities, which generated an aggregate of $1,167,500 (including $620,400 from Darby Simpson Macfarlane) from 1988 through 1992 (excluding $775,000 in a bridge financing effected in September and October 1992 (the "Bridge Financing") which was repaid with proceeds of the IPO), (ii) collaborative research and development arrangements with licensees, (iii) cash receipts from lease and licensing agreements, which generated in the aggregate $8,386,200 from inception through December 31, 1992, including $6,944,200 in the period from January 1, 1988 to December 31, 1992 (primarily attributable to the Avon Project), (iv) loans from private investors and certain shareholders which aggregated $549,000 in 1991 and 1992 (excluding the Bridge Financing), (v) the IPO, (vi) the 1995 Private Placement discussed below and (vii) the 1996 Debenture Offering described below. During the quarter ended September 30, 1996, the Company received an aggregate of $25,000 from the exercise of warrants granted to the Placement Agent of the 1995 Private Placement.

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

     From October 1994 to June 1995, the Company effected a private placement offering (the "1995 Private Placement") of 1,800,000 shares of its Common Stock (which has generated gross proceeds of $4,500,000, and net proceeds of $3,729,800). The Common Stock was sold at a price of $2.50 per share. The Company issued to the placement agent warrants to purchase an additional 1,800,000 shares at an exercise price of $2.50 per share. A registration statement covering the resale of the shares sold in the 1995 Private Placement and such warrant shares was declared effective on May 6, 1996. See "Liquidity and Capital Resources" below for a discussion of the use of proceeds from the 1995 Private Placement.

     On April 2, 1996, the Company received $2.5 million gross proceeds (before deduction of transaction costs including $325,000 of finder's fees and expenses) from the sale of its 3% convertible debentures due April 1, 1998 ("Debentures") (the "1996 Debenture Offering"). The sale was made to foreign investors pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. On June 14, 1996, the Company received an additional $2.5 million gross proceeds (before deduction of transaction costs, fees and expenses) from the sale of additional Debentures. The registration statement ("Registration Statement") covering the shares issuable upon conversion of the Debentures was declared effective on May 6, 1996. No Debentures remain outstanding, as all have been converted into Common Stock.

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

     Since 1990 limited revenues have been derived from licenses, leases, service contracts and Product sales to several beauty-related businesses, testing and laboratory fees from potential licensees evaluating the Company's technology, and from an exclusive licensing and lease contract with IMS Cosmetics Inc. In fiscal year 1995 and for the nine months ended September 30, the Company generated approximately 17% and 19%, respectively, of its revenues from IMS. From December 31, 1990 until the IPO, the Company had been primarily engaged in (a) pursuing the Company's litigation against Avon, (b) developing and testing further applications of the Intellectual Properties and Colormate II Systems, such as the clinical research studies for medical applications, and (c) obtaining additional financing to support marketing of the Company's Intellectual Properties, systems, Products and related services. In 1991, during the Company's pursuit of the Avon litigation, the Company negotiated the return from Avon of 1,947 of the 2,000 Colormate II Systems originally leased to Avon. The Company's existing Colormate II Systems were mass manufactured for Avon at a manufacturing cost for parts of $4,600,000 (an average per unit cost for parts of approximately $2,300) pursuant to the Avon Agreement; of such amount

$3,000,000 was applied to obtaining parts of the nonproprietary components and $1,600,000 was applied to obtaining parts of the proprietary components of the Colormate II System Units. However, there can be no assurance the Company will be able to arrange for the mass manufacture of additional units at such cost, and manufacture of limited quantities of the Colormate II System would be significantly more expensive. The Company believes based on discussions with a supplier of the components of its existing Colormate II System and published price lists that the components of the Colormate II System can be purchased in quantities of 1,000 or more at a significant discount to the individual part price currently quoted by the suppliers, although there can be no assurance the Company will be able to obtain such terms or order in such quantities.

     The Company has applied a substantial portion of the proceeds from the 1995 Private Placement and a portion of the proceeds from the 1996 Debenture Financing to begin implementation of its long range business plan to commercialize its technologies for medical applications in diagnosing certain diseases. Over the past year, the Company's Food and Drug Administration ("FDA") and governmental regulatory consultants (in addition to legal counsel) have developed and prepared a formal application, known as ss. 510(k) notification, for submission to FDA requesting marketing clearance for the Company's Colormate III(TM), a transcutaneous bilirubinometer. The Company's 510(k) notification was filed with FDA on November 14, 1996.

     The Company is seeking FDA marketing clearance for use of the Colormate III(TM) in the noninvasive monitoring of bilirubinemia in newborn babies. The Company has conducted clinical trials of the Colormate III(TM)'s measurement correlation with serum bilirubin concentration levels and clinicians' visual estimates in babies of all races. The results of these trials, which in the Company's opinion demonstrate a statistically significant correlation between the Colormate III(TM)'s results and serum bilirubin concentration levels and superior sensitivity at clinical decision levels to that of visual estimates, have been submitted to FDA to support the 510(k) notification. Since the Colormate III(TM) is noninvasive, the Company believes the device has the ability to provide more frequent, enhanced clinical decision assistance without subjecting neonates to traumatic invasive procedures. While the Company believes that FDA will issue marketing rights to the Colormate III(TM) pursuant to its 510(k) notification, there can be no assurances that such marketing rights will be granted by FDA. The Company is aware of competitors who have and are marketing non-invasive procedures to measure bilirubin, and there can be no assurance the Company will be successful in marketing the Colormate III(TM).

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

Results of Operations

     The Company incurred net losses of $3,001,400 and $1,784,600 for the nine month periods ended September 30, 1996 and 1995 respectively, as revenues received have not been significant relative to the Company's expenses incurred in implementing its business plan. The increase in such losses in the 1996 period as compared to the 1995 period is primarily attributable to the increase in costs and expenses regarding regulatory applications, consulting fees for proposed strategic alliances, compensation of officers, employees and consultants, including in respect of research and development activities, patent applications, legal fees (relating to the Company's financing activities, regulatory applications and proposed strategic alliances) depreciation and amortization relating principally to amortization of deferred financing costs relating to the 1996 Debenture Financing, settlement of the Perfect Look litigation and to the establishment of its Spokane, Washington engineering office. These expense increases are primarily attributable to the Company commencing implementation of its long range business plan to seek commercial applications of its intellectual properties and technologies in the medical field; the loss was partially offset by interest income attributable to proceeds of the 1996 Debenture financing.

     The Company estimates that research and development expenses (excluding compensation expenses for officers, employees and long term consultants) for fiscal 1996 will approximate $600,000 although there can be no assurance that such expenses will not exceed that amount. Of such amount, approximately $100,000 will be applied to completing the mass manufacture housing prototype for the medical application of the Company's technology in the detection and monitoring of infant jaundice and approximately $200,000 will be applied to developing a smaller prototype version for such medical application, approximately $100,000 will be applied to completing the hand-held, less expensive version of the Colormate II system, approximately $100,000 will be applied to fabricate molds for each of the foregoing prototypes, and approximately $100,000 will be applied to the Company's ongoing research and development efforts. There can be no assurance that such amounts will be sufficient to accomplish completion of such projects.

     A decrease in the Company's revenue from lease, license and service contracts and the sale of cosmetics and swatch packs also contributed to the increase in the 1996 nine month period net loss as compared to the 1995 nine month period net loss. Such revenues decreased significantly as the Company has begun implementation of its long range business plan for medical applications of its technologies and during the Company's attempt to transition its business strategy from selling its Products directly through commissioned sales representatives to selling its Products through third party distributors (which third party distribution has not yet effectively commenced). The Company has also conducted and continues to conduct market studies and pilot tests (and incur related additional expenses) in connection with the Company's marketing efforts. The Company believes that sales in the 1996 nine month period were also adversely affected by ongoing delays in manufacturing certain color shades of the Company's new line of cosmetic products for its Colormate II system (which delays were attributable to finalizing color formulations). The Company anticipates the new cosmetics will be ready to ship in the first quarter of 1997 although there can be no assurance of this.

     Litigation - In May 1994, the Company entered into a five year distributorship agreement beginning in July 1994 with Perfect Look Distribution, Ltd. under which Perfect Look was to act through June 1996 as the exclusive distributor (subject to certain exceptions) in the United Kingdom of the Company's Colormate II System units and Products. On January 10, 1995, the Company sued Perfect Look and its two principals (collectively "Perfect Look") in New York State Supreme Court for breach of contract, seeking monetary damages and injunctive relief. On September 26, 1996, the parties entered into a Settlement Agreement whereby the Company received $7,513.00 and three Colormate II units and related materials were returned to the Company. In connection with the settlement of the Perfect Look litigation, the remaining escrow balance recorded by the Company of $132,000 was eliminated, representing the $132,000 change in the income statement (the "Legal Settlement").

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

Liquidity and Capital Resources

     Assets increased by $4,640,900 in the first three quarters of 1996 as compared to fiscal 1995. This increase is primarily attributed to an increase in cash and cash equivalents attributable to the 1996 Debenture Financing and from cash received from the exercise of the Company's publicly traded warrants. Current liabilities increased by $286,900 in the first three quarters of 1996 compared to the comparable period in 1995, primarily attributable to increased accounts payable to attorneys, accountants and consultants in connection with the Company's financing, regulatory and strategic activities and consultants' compensation for research and development.

     As indicated in the Company's Statements of Cash Flows, the Company continued to experience significant negative net cash flows from operating and investing activities in the quarter ended September 30, 1996. The 1996 increase in cash outflows from operating activities is primarily attributable to the increase in the Company's net loss. Cash flows from financing activities during the first three quarters of 1996 principally represent the receipt of $5,000,000 proceeds from the issuance of the Debentures, $3,028,300 from the exercise of

Warrants and certain of the Company's outstanding options and $260,600 of "short swing" profits paid to the Company in accordance with the Securities Exchange Act of 1934; cash flow from financing activities in the 1995 period primarily reflects the 1995 Private Placement proceeds. In addition, in the quarter ended September 30, 1996, the Company received $25,000 from the exercise of warrants granted to the Placement Agent of the 1995 Private Placement.

     The Company has applied a substantial portion of the proceeds from the 1995 Private Placement and a portion of the proceeds from the 1996 Debenture Financing to begin implementation of its long range business plan to commercialize its technologies for medical applications in diagnosing certain diseases.

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

     Management believes that if its proposed marketing plans for nonmedical applications of its technology are successful, then it will generate revenues from fees from the licensing of the Intellectual Properties and leasing of the Colormate II System Units, sales of swatch packs, consulting fees, and sales of cosmetics, although there can be no prediction or assurance as to which or whether any of these potential revenue sources will be successful. Since consummation of the IPO, the Company has commenced expanded marketing of its Intellectual Properties, Products and Colormate II Systems in the beauty aid industry; but to date immaterial revenues from such marketing have been realized. In 1995 and for the first nine months of 1996 such licensing, leasing and sales yielded an immaterial level of sales revenue, primarily because the Company devoted its resources primarily to the Bilirubin Project. The Company anticipates that initial penetration of the medical marketplace will be through the use of specialized distributors, rather than a direct sales force.

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

     Litigation -- In May 1994, the Company entered into a five year distributorship agreement beginning in July 1994 with Perfect Look under which Perfect Look was to act through June 1996 as the exclusive distributor (subject to certain exceptions) in the United Kingdom of the Company's Colormate II System units and Products. On January 10, 1995, the Company sued Perfect Look in New York State Supreme Court for breach of contract, seeking monetary damages and injunctive relief. On September 26, 1996, the parties entered into a Settlement Agreement whereby the Company received $7,513.00 and was three Colormate II units and related materials were returned to the Company.

Item 2. Changes in Securities

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  15 - Letter on unaudited interim financial information

     (b)  Reports on Form 8-K

          None

                                  EXHIBIT INDEX

    Exhibit No.    Document                                                Page
    -----------    --------                                                ----

    15             Letter on Unaudited Interim Financial Information       15
    27             Financial Data Schedule                                 16

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.


Date:  November 11, 1996                       /s/ Darby S. Macfarlane
                                               -----------------------
                                               Darby S. Macfarlane
                                               Chief Executive Officer


Date:  November 11, 1996                       /s/Leslie Foglesong
                                               -----------------------
                                               Leslie Foglesong
                                               Treasurer and Chief Financial and
                                               Principal Accounting Officer