Form 10KSB
period 1996-12-31
CHROMATICS COLOR SCIENCES INTERNATIONAL INC
filed 1997-04-01
CIK 892495

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  Annual report under Section 13 or 15(d) of the Securities Exchange Act of
     1934

     For the fiscal year ended December 31, 1996

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________________ to ___________________

     Commission file number   0-21168
                              -------

                  CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          NEW YORK                                       13-3253392
--------------------------------------         ----------------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporated or Organization)                      Identification Number)


      5 East 80th Street, New York, NY                    10021
-------------------------------------------    -----------------------------
 (Address of Principal Executive Offices)              (Zip Code)


                                 (212) 717-6544
                  ----------------------------------------------
                 (Issuer's Telephone Number, Including Area Code

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:


                    Common Stock, par value $0.001 per share
                    ----------------------------------------
                                (Title of Class)

                         Common Stock Purchase Warrants
                         ------------------------------
                                (Title of Class)


      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X       No
                                      -----        -----

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

      Issuer's revenues for its most recent fiscal year:  $287,400.

      As of March 25, 1997, approximately 7,308,497 shares of common stock and 2,731,441 common stock purchase warrants of the registrant were outstanding and the aggregate market value of the voting stock (computed based on the average of the last bid and asked price on such date) held by non-affiliates was approximately $35,050,302.

      Documents incorporated by reference: None

                                    PART I

ITEM 1.          DESCRIPTION OF BUSINESS.


GENERAL

      Chromatics Color Sciences International, Inc. (the "Company") was formed in 1984 to research and develop and to commercialize certain intellectual property rights, proprietary technology and instrumentation in the field of color science (collectively the "Intellectual Properties") for marketing to a variety of industries, including the cosmetic, hair color, beauty-aid and fashion industries. Certain of the Intellectual Properties are incorporated in a proprietary color measurement system and software marketed as the "Colormate(TM) II System." The Company has also developed and marketed its own line of scientifically color coordinated proprietary cosmetics ("My Colors by Chromatics") and scientifically color coordinated proprietary color charts and material swatch packs for use in these industries. The Company's cosmetics line and material swatch packs are referred to herein collectively as the "Products." The Company believes that its Intellectual Properties are capable of detecting and monitoring chromogenic disease (those which affect the color of skin or human tissue), and has begun implementation of its long-range business plan to seek commercial applications of its Intellectual Properties and technologies in the medical field.

      To date, the Company's marketing activities have principally involved licensing the Intellectual Properties, including conducting chromaticity studies, leasing the Colormate(TM) II System and marketing the Products in the cosmetic, hair color, beauty aid and fashion industries (i) in a national sales program (the "Avon Project") with Avon Products, Inc. ("Avon") and in limited test markets with Clairol Inc. ("Clairol") and Hanes Hosiery Inc. ("Hanes"), all conducted prior to June 1991, (ii) under current agreements with Gordon Laboratories Inc. ("Gordon Laboratories") and leasing arrangements with IMS Cosmetics, Inc. ("IMS") and (iii) under current leases and licenses directly to beauty-related businesses and beauty salons. In addition, from 1994 to 1996, the Company conducted a limited consumer testing project for hair color analysis with Clairol and Regis Corp. ("Regis") a U.S. beauty salon chain. See "Test Marketing History." Although the Company from time to time is engaged in preliminary discussions (including limited consumer testing and chromaticity study activities) for use of its technology in the cosmetics and beauty aid fields, there can be no assurance that any final agreements will be reached. In this regard, the Company expects to complete (although there can be no assurance) research and development for a hand-held, less expensive mass manufacture prototype of the Colormate(TM) II System during 1997 which the Company anticipates will enhance its marketing efforts. See "Risk Factors," "Proposed Marketing Plan" and "Possible Future Developments--Potential License Arrangements--Other Potential Applications."

      Since 1988, the Company has also been engaged with Mt. Sinai Hospital in clinical research studies (the "Bilirubin Project") involving the use of the Colormate(TM) II System and, since 1996 the Colormate(TM) III, in the detection and monitoring of bilirubin disease (infant jaundice). The initial clinical studies conducted at Mt. Sinai Hospital were completed with positive results, and, in November 1996 the Company filed an FDA application (including the requisite completed clinical studies) for commercial sale of its system, technologies and Intellectual Properties for certain medical applications. The Company is continuing clinical studies at both Mt. Sinai Hospital and, since November 1996, at Elmhurst Hospital in furtherance of multicenter studies for the medical community.

      During 1996, the Company completed its offering of $5,000,000 of its 3% convertible debentures due April 1, 1998 ("Debentures") (the "1996 Debenture Offering"), which Debentures have been converted into shares of the Company's common stock par value $.001 (the "Common Stock"). The Company has utilized a substantial portion of the proceeds from its 1995 private placement offering of 1,800,000 shares of Common Stock (the "1995 Private Placement") and a portion of the Debenture Offering to further its long-range business plan with respect to such medical applications and for the development of the working prototype for the Colormate(TM) III, a transcutaneous bilirubinometer. See "Possible Future Developments--Potential Medical Applications", "Risk Factors," and "Management's Discussion and Analysis."

      The Company has not achieved profitable operations since 1989, has not generated material amounts of revenues from operations since 1990 and has never achieved any revenues from the licensing of its Intellectual Properties or the Colormate(TM) II System in any industry other than the cosmetics, hair color, beauty aid and fashion industries. The Company has incurred significant research and development and marketing expenses since inception, resulting in operating losses and, prior to its February 1993 initial public offering (the "IPO"), negative shareholders' equity. See "Risk Factors" and "Management's Discussion and Analysis."


COLOR SCIENCE TECHNOLOGY

      General. The field of color science involves the objective standardized analysis, description and scientific measurement by instrument of the colors comprising the visible color spectrum and their related physical properties in relation to each other. Historically, analysis of all aspects of color could only be performed in a subjective manner through the visual perception of the observer. By the 1930s, the first photoelectric instruments for objectively measuring colors had been developed, and since that time increasingly precise methodologies and instruments have been developed and refined.

      Based on its research in the field of color science, the Company has determined that all people fall within one of approximately 200 scientifically measurable human skin tone color categories and that each of these categories is most compatible with specific ranges of various product color. The Company has developed its Intellectual Properties and Colormate(TM) II System for the (i) scientific measurement and classification of human skin color, (ii) scientific color coordination of such skin classification in relation to products, (iii) scientific measurement, classification and color-oriented organization of various color sensitive consumer products, such as cosmetics, hair coloring, hosiery, clothing, paint, and textiles and (iv) scientific color coordination of products in relation to other products. The Company determines such scientific color classifications by conducting laboratory product chromaticity studies (the "Chromaticity Studies").

      Cosmetic, Beauty Aid and Fashion Industry. In the early 1980s a number of authors, fashion consultants and retail companies promoted the concept of marketing cosmetics, beauty aids and fashion based on the advertised compatibility of the color in a consumer's skin, hair and eyes with the color of the products being sold, in order to achieve a harmonious, "color coordinated" effect. Marketing programs and product lines were introduced based on the retailers' matching of its goods to the "personal colors" of the consumer, as determined by the retailer or independent color consultants. Generally, businesses in the cosmetics and fashion industries continue to employ color compatibility techniques and concepts in their marketing efforts. Although the fashion industry is subject to rapid and radical changes in styles and trends, the Company's color science technology and instrumentation, which is keyed to the comparison of skin color to products and of product colors to other product colors, is not dependent on the popularity of any given fashion style or trend.


      Potential Medical Applications. The Company believes its color science technology has potential medical applications. Clinical studies have demonstrated, in the Company's opinion, a close and statistically meaningful relationship and correlation between the yellow color of the skin (jaundice) and the newborn's serum bilirubin concentration. The Company submitted a marketing application for its Colormate(TM) III system with the U.S. Food and Drug Administration (the "FDA") on November 14, 1996. The application was accepted officially for filing and review by the FDA on November 18, 1996. See "Business--Potential Medical Applications." The marketing application is known as a premarket notification or 510(k) submission. The application requests market clearance for use of the technology as an aid to the physician in monitoring the status of newborn babies for the development of hyperbilirubinemia. Following the physician's examination within the first hours of birth, newborn babies would be initially measured and periodically monitored by the Colormate(TM) III for incremental changes in the yellow content of their skin color. The Company's 510(k) submission is currently under review by the FDA's Center for Devices and Radiological Health (the "CDRH"). The Company cannot market the Colormate(TM) III for this medical application in the United States until it receives an order from the CDRH authorizing such marketing. See "Governmental Regulations" for a discussion of 510(k) submission review times, FDA marketing orders, and risks associated with the 510(k) submission process (e.g., need for more onerous premarket ("PMA") approval instead of 510(k) marketing clearance).

RESEARCH AND DEVELOPMENT HISTORY

      From 1979 to 1984, prior to inception of the Company, its founders sought to research and develop an accurate and repeatable technology for the scientific measurement of human skin color and commercial product colors and the classification of these into scientific color categories. In 1982, the founders filed a patent application relating to this technology and, in 1984, formed the Company to continue such research and development, develop instrumentation and seek commercial applications.

      Between 1984 and 1986, the Company developed the predecessor version of the Colormate(TM) II System Unit, the Colormate(TM) I System (a color measuring instrument that incorporated a computer, an industrial color measurement instrument, and software incorporating certain of the Intellectual Properties, including the Chromaticity Studies). These Intellectual Properties and instrumentation permit the user, without any visual estimates or judgments, to determine the color of a person's skin and assign it accurately to one of over 200 scientifically determined skin color categories identified by the Company. These categories are proprietary and constitute part of the Company's Intellectual Properties. The skin color categories can, for marketing purposes, be scientifically defined by the Company within broader "cool/warm" color spectrum categories. During this period, the Company researched and developed and formulated its Products. Between 1984 and 1986, the Company also conducted additional research and development, refined its methodology and created software for use with the Colormate(TM) I System to enable it to conduct the Chromaticity Studies for skin color compatibility with cosmetic, beauty aid and fashion products, and product color to product color compatibility.

      During the early period of test marketing of its Intellectual Properties and the Colormate(TM) I System with Hanes and Clairol, the Company engaged in further research and development regarding scientific measurement and color classification of hair and hair color products, hosiery, fabrics and cosmetics. In 1987, the Company conducted further research and development involving refining many aspects of the technology and instrumentation to create a miniaturized and portable version of the Colormate(TM) I System unit capable of machine to machine reproducibility of the system (i.e., consistent results when different units are used to measure the same products or skin color). This enabled the Company to arrange for the mass manufacture for Avon in 1988 of 2,000 portable, miniaturized Colormate(TM) II System Units in connection with the Avon Project. See "Avon Project and Litigation," "Manufacturing," "Management's Discussion and Analysis" and Note 1 of Notes to Financial Statements.

      From 1986 to 1991, the Company conducted additional research and development, refined its methodology and created and upgraded software for use with the Colormate(TM) I and Colormate(TM) II Systems for skin color measurement for potential medical applications in detecting and monitoring certain chromogenic diseases (such as infant jaundice) where skin coloration is symptomatic of disease and for skin color compatibility to products, and for product color to product color compatibility in the dental and printing industries.

      Since the IPO, research and development and technical expenses have been primarily incurred in connection with (i) the Bilirubin Project, including preparation of the FDA application, (ii) conducting preliminary research and, until June 1995, feasibility studies for clinical tests at Elmhurst Hospital in New York City regarding use of the Company's technology to diagnose tuberculosis, (iii) applying the Intellectual Properties to develop custom blended cosmetic foundations and hair color applications, (iv) conducting research for development of a working prototype of the Colormate(TM) III System and mass-manufacture prototypes of the Colormate(TM) II and Colormate(TM) III for medical applications and (v) conducting research for development of a hand-held, less expensive version of the Colormate(TM) II System. Additionally, the Company has achieved the ability to scientifically measure the color of hair (and assign it to one of 57 scientifically defined hair color categories) and has developed the technology and formulas for custom blending cosmetic foundations for each individual skin color identified by the Company, which foundations the Company anticipates marketing during the fourth quarter of 1997 under arrangements with Gordon Laboratories. See "Possible Future Developments."


INTELLECTUAL PROPERTIES, PATENTS, PATENTS PENDING AND PRODUCTS


      The Company owns U.S. Patent Nos. 4,909,632 expiring in 2007 entitled "Method For Selecting Personal Compatible Colors," U.S. Patents Nos. 5,311,293 (expiring in 2007) and 5,313,267 (expiring in 2011) both entitled "Method and Instrument For Selecting Personal Compatible Colors," a European patent (No. 0446512), an application for a Singapore registration of that European patent, an Australian patent and a Mexican patent corresponding, at least in part, to U.S. Patent No. 4,909,632 and a Taiwanese patent corresponding, at least in part, to U.S. Patent No. 5,313,267 (collectively the "Patents"). The Company has developed intellectual property rights in color analysis in a number of fields including medical, biological, dental and materials testing. The intellectual property rights include trade secrets, know how and a pending United States patent application Serial No. 08/239,733, filed May 9, 1994 entitled "Method and Apparatus for Detecting and Measuring Conditions Affecting Color," and nine additional U.S. patent applications. The Company also has filed various foreign patent applications corresponding, at least in part, to the U.S. Patents and the U.S. patent applications. The proprietary information protected by the Patents includes, among other things: (i) the methodology for measuring and classifying skin color of individuals, (ii) the methodology for the selection of product colors for individual customers compatible with their skin colors, (iii) color charts, in which the colors of materials or products compatible with one another have been assigned to color categories based on their compatibility with skin colors, for use as consumer aids in the selection of products with colors compatible with one another and the consumer's skin color and the methodology for creating such color charts and (iv) the methodology for conducting skin to product and product to product color comparisons. The proprietary information protected by the Patents, together with certain unpatented proprietary trade secrets, are incorporated in the proprietary software used in the Colormate(TM) II System and the Colormate(TM) III.

      The Company has registered "My Colors by Chromatics(R)" as a trademark of the Company. The Company believes it also has established common law rights in the trademark "Colormate". Further, the Company believes it has common law copyright protection for all of the software used in the Colormate(TM) II System and Colormate(TM) III. See "Risk Factors--Protection of
Intellectual Property."

      Colormate(TM) II System and Proposed Prototypes. The Colormate(TM) II System consists principally of an industrial color measurement instrument to be held against the subject's skin, a series of filters, and a computer (all such parts having been manufactured by original equipment manufacturers ("OEMS") in 1987 in connection with the Avon Project) and related proprietary software all housed in a portable briefcase. The color measurement instrument is held against the subject's skin and performs scientific color measurement of skin coloration and luminosity; the computer and related software then analyze the color measurements so obtained, and assign the subject to one of the approximately 200 scientific skin color categories identified by the Company through its research and development effort. In the beauty related applications, the Colormate(TM) II System would then match each skin color type to a range of scientifically pre-tested compatible product colors.

      The unit is equipped with a printer and when utilized in beauty aid or fashion applications can provide the subject with a record of his or her skin color category and color compatible shades of specific products (including the Company's cosmetic products) appropriate for that skin color category and other product colors.

      The Colormate(TM) II System can also be used to perform Chromaticity Studies of various product lines in manufactured or applied forms (e.g., hair coloring, hosiery, other cosmetic lines) on behalf of licensees. The Colormate(TM) II System used in this capacity for Avon, and was test maketed in this capacity for Hanes, Clairol and Regis, and is currently being used in this capacity in tests being conducted for Gordon Laboratories and IMS. This capability permits the organization of the licensee's products into scientific color categories so that the consumer can be assisted with proper color coordination within the licensee's product line.

      Of the 2,000 Colormate(TM) II System Units leased to Avon in 1988, the Company negotiated the return of 1,947 System Units to the Company during the Avon litigation in July 1991, of which approximately 1,400 units are available for commercial use. 62 of these units are in commercial use in beauty salons or beauty related installations located in the United States and internationally. The balance will be available for use following refurbishing of such units (when needed) for ordinary wear and tear incurred during the Avon Project and minor alterations to the casing. Such refurbishing and alterations are anticipated to cost $50,000; such expenses to date approximate $25,200. Another 300 Colormate(TM) II Systems will be available for use following more extensive refurbishing.

Thereafter, the Company will need to source such components from suppliers for additional manufacturing needs, if any.

      The Company anticipates completion in 1997 of mass manufacture prototypes for new versions of its Colormate(TM) II System technology. In conjunction with its filing of an FDA application for commercial marketing in the medical industry, the Company developed the first version of new housing and related packaging of its technology for potential use in medical applications, and has developed the working prototype for the Colormate(TM) III. Finally, the Company has conducted research and development and developed engineering specifications regarding a hand-held version of the Colormate(TM) II System, which also may be marketed directly to consumers for home and personal use. The Company expects that these new versions will also be capable of being manufactured at a cost substantially less than the cost incurred in manufacturing the Company's existing Colormate(TM) II System Units. See "Manufacturing," "Risk Factors," Proposed Marketing Plan," "Possible Future Developments" and Note 1 of Notes to the Financial Statements.



      Cosmetics Line. The Company previously marketed its line of proprietary chromatically balanced, laboratory tested cosmetics ("My Colors by Chromatics") through the use of the Colormate(TM) II System. The Company is currently developing a new line of cosmetics, as discussed below. The prior cosmetics line included underbase makeup, eyeshadow, blushers, eyeliner pencils, lipliner pencils, lipstick and nail polish, and was manufactured to the Company's color specifications by private label manufacturers, including IMS. The Company is not currently actively marketing this line, and renewed cosmetics marketing efforts will be based on the new line which will include the same products.

      The Company has been developing in conjunction with IMS, a completely new line of cosmetic products featuring new formulas and updated packaging, but which will continue to track the Company's existing scientifically determined classifications and product shades. While unanticipated manufacturing delays prevented marketing of this line in fiscal 1996, the Company anticipates marketing the new line in the third quarter of 1997. The Company believes the new cosmetics line will be comparable in quality and performance to cosmetics sold in leading department stores, but will be priced generally lower than the price charged by companies in the prestige end of the market. In addition, in conjunction with the Gordon Laboratories contract, the Company anticipates completion in the fourth quarter of 1997 of a new product line consisting of custom blended foundations, which will be color compatible with the Company's new cosmetics line. See "Proposed Marketing Plan," "Risk Factors," "Proposed Marketing Plan" and Note 1 of Notes to the Financial Statements.

      The Colormate(TM) II System makes use of only skin coloration in assigning each complexion to one of approximately 200 measurable skin color categories. Each category is then assigned to one of four broader product color categories. The Company's cosmetics are divided into these same four color classifications, and the product shades in each have been scientifically measured and balanced chromatically to be compatible with the approximately 200 skin colorations within the four broad classifications. The product shades recommended by the Colormate(TM) II System are individually prescribed for color coordination with each of the approximately 200 skin color categories. The Company's cosmetics line is scientifically formulated and balanced to provide color coordinated products for the skin color of all races. Each product shade also has been measured and cross-balanced to be compatible with all other shades in each of the four broad classifications, so that the colors blend together, and color coordinate with each other after they are applied. To date, the Company has received insignificant revenues from cosmetics sales. See "Management's Discussion and Analysis."

      Swatch Packs. The Company has marketed, through the use of the Colormate(TM) II System, a line of fashion swatch packs consisting of 36 scientifically measured colors, coordinated with each other and with the consumer's skin tone color to aid the consumer in selecting color compatible fabrics and fashion accessories. Substantially all of the $1,300,000 revenue generated to date from swatch pack sales occurred in connection with the Avon Project. Sales revenues from swatch packs in 1996 was insignificant, and the Company is not currently actively marketing the swatch packs.

TEST MARKETING HISTORY AND PRIOR MARKETING EFFORTS

      Between 1986 and 1987, the Company entered into a series of separate test marketing arrangements and licenses of its Intellectual Properties and Colormate(TM) I System with Clairol, Hanes and Bloomingdale's in connection with marketing Clairol's hair color products and the Company's color coordinated cosmetics line, in Clairol beauty salons, Hanes hosiery in department stores, and the Company's Products in two Bloomingdale's department stores located in suburban malls. Although the Company believes each of the test marketing programs achieved successful results, the Clairol test terminated as a result of failure to reach definitive agreement on licensing terms, and the Hanes and Bloomingdale's tests were terminated when the Company entered into the Avon Agreement, which required the Company not to compete in the department store market.

      From the termination of the Avon Project until the IPO, marketing of the Company's products primarily had been limited by inadequate financial and personnel resources. Utilizing the proceeds of the IPO, the Company hired additional personnel and implemented certain sales and marketing programs which management believed were necessary to profitably market its existing products. To date, these efforts have not produced significant revenues.

      In 1994, the Company entered into two separate domestic distribution arrangements, and one foreign distribution arrangement. These relationships were terminated in 1996 without generating any significant revenues.

      During 1996, the Company engaged in certain consumer testing, chromaticity studies and other studies of its technologies with a number of companies in the cosmetics, hair color and beauty aid fields. During 1994, Proctor & Gamble began conducting in-house consumer tests on the Company's Colormate(TM) II System technology, the first results of which were favorable. However, no definitive agreement was reached between the parties. From June 1994 to September 1996, the Company, in joint collaboration with Clairol, conducted consumer tests with Regis, a salon chain operating in the United States. However, no definitive agreement was reached between the parties. From 1993 to 1996, the Company conducted chromaticity studies for Mary Kay, however no definitive agreement was reached between the parties. The Company signed a joint venture and licensing agreement with one of the companies, Gordon Laboratories, in December 1996. See "Possible Future Developments--Potential License Arrangements."

      There can be no assurance the Company will ever develop a commercial market for the licensing or leasing of its Colormate(TM) II System and Intellectual Properties or for the sale of the Products, or for medical applications of its technologies. See "Risk Factors--Prior Marketing Attempts,"

"Proposed Marketing Plan" and "Possible Future Developments--Potential License Arrangements."


AVON PROJECT AND LITIGATION

      Avon Project. Commencing in November 1986 and through 1987, the Company engaged in limited marketing activities with Avon and, in 1987 and 1988, engaged in research and development in respect of the miniaturization and refinement of the Colormate(TM) I System. These activities contributed to the development of the portable Colormate(TM) II System which was marketed by Avon as the "Avon Beauty Vision System." On October 15, 1987, the Company entered into an exclusive master license agreement (the "Avon Agreement") with Avon under which the Company (i) researched and developed, engineered and arranged for the assembly by third party subcontractors of 2,000 Colormate(TM) II System Units and (ii) conducted proprietary Chromaticity Studies of Avon's cosmetics line in order to develop Avon's "Avon Color" cosmetics line. The cost of such research and development (estimated at $1,000,000) as well as the manufacturing cost of $4,600,000 for the Colormate(TM) II Units was paid by the Company from the proceeds of the Avon Agreement. Under the Avon Agreement, the Company leased to Avon 2,000 Colormate(TM) II System Units and granted to Avon an exclusive U.S. license for use of its Intellectual Properties in drug store chains, supermarket chains, certain discount mass market retail stores and in the door-to-door market (the "Avon Project"), and under which the Company agreed not to compete in certain other markets. The Company believes (based on published reports) that Avon experienced positive feedback from its field representatives and customers regarding the Avon Project and significant increases in its color cosmetic sales with the introduction of its "Avon Color" cosmetics line (which was developed under the license of the Company's Intellectual Properties), in particular when marketed with the Colormate(TM) II System.

      Avon Litigation. In April 1990, the Company commenced a suit (the "Avon Litigation") against Avon in the United States District Court for the Southern District of New York for patent infringement, misappropriation of trade secrets, breach of contract, federal antitrust violations and unfair competition. On August 12, 1994, the Company and Avon entered into a Settlement Agreement under which, among other recovery, Avon made a $2,000,000 cash payment to the Company, the parties exchanged mutual releases regarding the subject matter of the Avon Litigation and the Company and Avon entered into a stipulation dismissing the Company's case with prejudice.


MANUFACTURING

      The Company believes, although there can be no assurance, that it will be able to manufacture the Colormate(TM) II System, including for customized applications use, at commercially marketable prices because the Company has demonstrated its ability to mass manufacture and commercially market the Colormate(TM) II Systems in connection with the Avon Project. The Company's existing Colormate(TM) II Systems were mass manufactured for Avon at a manufacturing cost for parts of $4,600,000 (an average per unit cost for parts of approximately $2,300) pursuant to the Avon Agreement; of such amount $3,000,000 was applied to obtaining parts of the nonproprietary components and $1,600,000 was applied to obtaining parts of the proprietary components of the Colormate(TM) II System. The cost of such research and development, estimated at $1,000,000, and of such manufacture, was paid by the Company with proceeds received under the Avon Agreement. The Company believes based on discussions with a supplier of components of its existing Colormate(TM) II System and published price lists that the components of the Colormate(TM) II System can be purchased in quantities of 1,000 or more at a significant discount to the individual part price currently quoted by the suppliers, although there can be no assurance the Company will be able to obtain such terms or order in such quantities, and manufacture of limited quantities of the Colormate(TM) II System would be significantly more expensive.

      The Company believes that its relations with the parts manufacturers or assemblers of the existing Colormate(TM) II Systems held in its inventory are good; however, the Company does not have any current arrangements with such parts manufacturers or assemblers with respect to the building of additional Colormate(TM) II System Units and there can be no assurance the Company will be able to enter into future arrangements with these parts manufacturers or assemblers on terms satisfactory to the Company. See "Risk Factors--Dependence on Third Parties for Manufacturing." The Company is not reliant on any sole source of supply and believes that a number of OEMs are capable of manufacturing and assembling parts for the Colormate(TM) II System.

      To the extent the Company completes development of and markets the mass manufacture prototypes for medical applications, and the hand-held version of the Colormate(TM) II System, the Company initially will use the nonproprietary and proprietary components of a portion of the existing Colormate(TM) II System Units in its inventory to manufacture a limited number of such devices for early stage marketing and sales efforts and for commercial use. Thereafter, the Company will need to source such components from suppliers for additional manufacturing needs, if any. See "Risk Factors," "Proposed Marketing Plan," "Potential Future Developments" and Note 1 of Notes to the Financial Statements.

      The Company's new cosmetics line is being manufactured by IMS and two independent suppliers; the Company believes its relations with these suppliers are good, and that in any event the Company is not dependent on these suppliers and can have its cosmetics line produced by other suppliers of goods to the cosmetics industry.


LICENSE AND LEASE ARRANGEMENTS

      The Company has current leases for 24 Colormate(TM) II System Units and licenses its Intellectual Properties for the sale of its Products at 24 beauty salons/beauty-related installations in the United States. 12 of these leases are due to expire in 1997, and the balance are month to month. See "Management's Discussion and Analysis." The Company conducts its business in three foreign countries. 24 Colormate(TM) II System Units are in Israel under the agreement with IMS described below and six Colormate(TM) II System Units are in South Africa the leases for which are month to month. See "Management's Discussion and Analysis" and Note 1 to Notes to the Financial Statements.

In addition, the Company has entered into perpetual lease/licensing arrangements in respect of two such units for an aggregate price of $5,000 each at two beauty salons. The Company has received immaterial levels of sales revenue from these leases and licenses. See "Proposed Marketing Plan" and "Management's Discussion and Analysis."

      In April 1992, the Company entered into an agreement with IMS, a cosmetic marketing, manufacturing and distribution company based in Israel, for the license of the Intellectual Properties and the lease of the Colormate(TM) II System for use in marketing in Israel, the Company's swatch packs and those of IMS' chromatically balanced cosmetic products developed by the Company through Chromaticity Studies utilizing the Intellectual Properties. Under this agreement, the Company leases 24 Colormate(TM) II System Units to IMS. The Company has continued to extend on a month-to-month basis, IMS' option to renew its leases for a five-year period to permit IMS time to evaluate additional cosmetic product colors provided by the Company at IMS's request based on prior consumer tests conducted by IMS. IMS may lease up to 200 additional Colormate(TM) II System Units during the five-year extension of this agreement. There can be no assurance that this agreement will be renewed for the full five-year renewal period or that IMS will lease additional Colormate(TM) II System Units. In fiscal year 1996, the Company generated approximately 39% of its lease, license and service contract revenues from IMS. See "Management's Discussion and Analysis," "Possible Future Developments" and Note 1 to Notes to Financial Statements.

      Other than the units provided to IMS, the Company has leased or intends to lease the Colormate(TM) II System Units to beauty salons, beauty-related businesses, direct sales representatives and distributors and specialty stores
(i) at a monthly rental fee ranging from $165 to $250 (depending on the length of the lease terms), if rented on a full-time basis, and at a proportionately higher rate if the machine is leased for shorter periods, or (ii) on a minimum monthly guarantee cosmetic product purchase basis. The Company sells its Products for resale to the public to persons leasing the Colormate(TM) II System and licensing the Intellectual Properties. The Company intends to sell "tester" sets of its new cosmetics line, in connection with the placement of the Colormate(TM) II System Units, in order to stimulate cosmetic sales. The Company's marketing plan currently anticipates that the skin color analysis capability of the Colormate(TM) II System Units will be marketed in conjunction with the Products at a variety of price points--i.e., the color analysis alone will be priced at $25 and the analysis will be done on a complimentary basis for a customer who purchases Products for at least $25.


PROPOSED MARKETING PLAN


      The Company's marketing plan for the beauty salon and beauty-related business markets initially focused on direct marketing by the Company through commissioned sales representatives and indirect marketing through independent distributors. The Company now believes, based on its prior experience with regional distributors, that, in order to achieve any significant penetration in these markets, it will be necessary for the Company to establish relationships with larger distributors having substantial sales forces and a national presence. The pricing, revenue sharing or other terms on which it may establish relationships with distributors will likely result in lower operating margins on such sales than on sales effected through commissioned sales representatives. The Company will seek to market by establishing relationships with national distributors or other companies that it believes could effectively market and/or utilize the Company's technology and Intellectual Property for medical application following FDA clearances in the United States, in the cosmetics, beauty aid, hair and fashion industries and for industrial applications. These relationships could take the form of lease/license arrangements, marketing and distribution arrangements, joint ventures or acquisitions.


      Subject to the availability of funds and the establishment of relationships with suitable marketing partners, the Company will seek marketing opportunities in the mass, door-to-door, specialty store and infomercial markets.

      The Company has not achieved material levels of cosmetics sales from its Colormate(TM) II System locations and expects that, at the cosmetics sales levels achieved per location to date, the Company will have to greatly increase the number of Colormate(TM) II System Units in use to achieve significant levels of cosmetics sales revenue. The Company also believes, based on its operating history since February 1993, that achieving such increased levels of cosmetics sale revenues will take significantly longer than was originally anticipated. However, the Company has begun to provide hair color analysis in certain of the salons, and expects to complete its inventory of a new line of chromatically balanced and color coordinated cosmetics in the third quarter of 1997, which factors the Company believes (although there can be no assurance) may enhance revenues from the beauty-related installations.

      The Company has not yet achieved commercial market penetration in any industry and there can be no assurance the Company will be able to do so in the future. In order to implement its marketing plans in the United States and abroad, including in industries in which the Company does not have prior experience, such as the medical industry, the Company will have to develop additional marketing skills, and continue to incur significant expenses for sales and marketing activities and the hiring of finders, distributors and new personnel including consultants. There can be no assurance the Company's marketing plan will be successful. See "Competition" and "Management's Discussion and Analysis."



COMPETITION

      Competition in the cosmetics industry is principally based on price, perceived market cachet or "image" and breadth and quality of product line. The cosmetics industry is particularly sensitive to changing consumer preferences and demands, which are difficult to predict and over which the Company has no control.

      Competition in the cosmetics industry is diverse and fragmented, but is nevertheless dominated in certain markets by a number of large, established, well known corporations. Many of these companies have marketed, and continue to market, their products based on their own color analysis system and advertised claims of "color compatibility" with the personal color and/or wardrobe of the consumer. However, these companies do not claim that their ability to deliver color compatible products is scientifically based.

      In addition to the large dominant companies competing in the cosmetics industry on the basis of color compatibility, there are a significant number of other cosmetic/beauty aid companies, as well as color consultation companies and independent color consultants, which currently market products and services with which the Company's color science marketing approach and Products would have to compete. Many of the competitors are established companies, having, among other things, significantly greater financial, marketing and human resources than the Company and broader, more recognizable product lines than the Company, as well as established presence in the market and their own cosmetic manufacturing facilities, unlike the Company.

      Many of the companies with which the Company competes rely on a variety of subjective techniques to determine color compatibility, such as video simulation techniques, computer processing of responses to questionnaires, material draping techniques and "white card to wrist" techniques. Video simulation, previously used by Elizabeth Arden and Clairol, consists of utilizing closed-circuit TV monitors to project a face on the TV screen, freeze it there, and then electronically "paint in" the colors recommended by the computer from a subjectively established color system based on the customers responses to questions asked regarding her color preferences and hair and eye color. Other computers such as those used by Noxell, are sales aids reflecting answers received from customers in response to general questions relating to the customer's appearance and color preference. The draping technique, used by BeautiControl and Mary Kay, among others, involves draping different colored fabric swatches close to the customer's face, whereupon a sales representative analyzes the results and recommends the appropriate colors for the customer. This system depends on the accuracy of draping materials, consistent lighting and the training and accurate color vision of the sales representative; results can vary from customer to customer, from geographical region to region, etc.

      Many of the Company's competitors have been quite successful in marketing their cosmetic lines based on the subjective techniques described above or by marketing cosmetics advertised as "color coordinated" even without being sold in connection with the subjective techniques. The Company believes that only its Colormate(TM) II System and Intellectual Properties, and licensees thereof, can provide scientifically accurate color analysis, and that this capability provides significant marketing advantage as was demonstrated in certain of the Company's test marketing activities and the Avon Project. There can be no assurance that consumers will prefer products based on such determinations, rather than the products sold by most of the Company's competitors based on subjective techniques. However, the Company believes its objective scientific techniques provide competitive marketing advantages to the consumer in that the Company believes the subjective techniques do not produce accurate, consistent results from consumer to consumer, or upon multiple readings of the same consumer at different times. The inaccuracy inherent in the subjective techniques is attributable to reliance on or interference from such variables as (i) variations in the accuracy of draping materials and the inability of video simulators to accurately reproduce color images, (ii) differences in the training and color vision of the consultant (which vary from person to person and which in any event cannot be as accurate as a scientific measuring instrument), (iii) consistent lighting (i.e., natural light versus fluorescent and/or non-fluorescent lighting) and (iv) surrounding hair and eye coloration (which can result in misleading color analysis of adjacent skin tone, such as trying to compare the skin of people of different races who both have black eyes and hair). The Company's system relies solely on color measurement of the skin by instrument and does not rely on, and achieves consistent, repeatable scientific results independent of, such variables. The Company believes that consumers will prefer a system that offers objective, accurate, repeatable determination of skin color and the products most compatible with that skin color over subjective techniques that offer inconsistent results. In addition, because the Colormate(TM) II System is easy to use and virtually automatic, it does not rely on the operator's color analysis expertise or require extensive operator training, thereby resulting in training costs savings.

      The Company has not previously licensed its Intellectual Properties for use in any industry other than the cosmetics, beauty aid and fashion industries. In addition, management of the Company has not had any experience in marketing the Intellectual Properties, Colormate(TM) II System and Products in any other fields. Although the Company intends to retain consultants who will be able to assist the Company in marketing in such fields, the Company's resources are limited. To the extent the Company attempts to market products utilizing its Intellectual Properties in other industries, the Company will compete with established companies and technologies in those industries, which companies have, among other things, significantly greater financial, marketing and human resources than the Company, as well as an established presence in their own industries. In particular, other companies, including the industrial color meter divisions of camera companies, provide color measurement equipment in the paint, textile, automotive and food industries, and are the leaders in scientific color measurement of products in these industries. In fact, the Company would be competing in these industries with suppliers of components for the Colormate(TM) II System. These components employ the same color measurement technology and methodology as does the Colormate(TM) II System when it is equipped with standard non-proprietary software for industrial application. However, when the Colormate(TM) II System is equipped with certain of the Company's proprietary software programs, it provides machine to machine stability and reproducibility. Other than in special applications, including applications requiring such machine to machine stability and reproducibility, the Company's Intellectual Properties and Colormate(TM) II System do not provide batch to batch (for instance, dye lot to dye lot) color measurement superior to that provided by existing technology. However, the Company believes that the Colormate(TM) II System can be marketed at prices less than those currently charged by such competitors for comparable color measurement instruments, even in standard industrial applications.

      To the extent the Company implements its business plan to commercialize medical applications for its Intellectual Properties, it will be entering a field characterized by rapidly changing technology, intense competition and extensive research and development. The Company will be competing with established companies which have greater financial, technical, manufacturing, marketing, research and development and management resources, including companies such as Minolta Camera Co. Ltd. and Healthdyne Technologies, Inc., among others, which have actively pursued development of noninvasive detection and monitoring of bilirubin disease (infant jaundice). In addition, the detection methods currently in use for bilirubin and tuberculosis, the principle diseases for which the Company intends to develop commercial applications for its technologies, have already achieved acceptance by and are in widespread use in the medical community, unlike the Company's proposed methods. See "Risk Factors."


1996 DEBENTURE FINANCING

      During 1996, the Company received $5.0 million gross proceeds (before deduction of transaction costs approximating $800,000) from the sale of its 3% convertible debentures due April 1, 1998 ("Debentures"). The sale was made to foreign investors pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. The Company has filed a registration statement with respect to the shares into which such debentures were converted.

POSSIBLE FUTURE DEVELOPMENTS

      Potential License Arrangements. Since March 1994, the Company has been engaged in certain consumer testing, chromaticity study engagements, preliminary business discussions and early contract negotiations with a number of companies in the cosmetics and beauty aid fields. Such activities with certain of such companies have ceased, certain are ongoing and certain additional activities with such companies only recently commenced, such as the contract with Gordon Laboratories. Under this contract, the Company has granted a license to Gordon Laboratories for its Colormate(TM) II systems and related proprietary technology for custom blended foundation cosmetic products in the retail specialty store market.

      Potential Medical Applications. The Company believes that the Intellectual Properties and Colormate(TM) II System have commercial applications in (i) health care relating to the non-invasive detection and monitoring of certain diseases and disorders in which skin coloration is indicative of underlying health problems, such as infant jaundice (bilirubin disease), tuberculosis and anemia and (ii) dental care (i.e., the color matching of teeth and tooth enamel). The future marketing of the Colormate(TM) II and Colormate(TM) III Systems and Intellectual Properties in the medical field will require the Company to develop additional marketing skills and demonstrate specific, scientific and practical applications therefor, which to date has not been achieved. In addition, medical and dental applications for the Intellectual Properties require extensive and lengthy clinical testing, and will be subject to various federal and state regulatory requirements and approvals, including FDA review, and will be subject to comparable foreign regulatory approvals to the extent the Company markets such applications abroad. Because the Company believes the Colormate(TM) II System and Colormate(TM) III can provide non-invasive diagnosing and monitoring of Bilirubin disease, it may have a significant marketing advantage over the invasive, repeated, daily blood testing techniques currently used, which in many cases leads to blood transfusion of the infant. However, the medical and dental community is relatively slow to adopt new technologies, and there can be no assurance that practitioners will perceive a need for, or accept, the Company's technology, or be willing to commit funds to its development or the purchase of any such completed technology. See "Risk Factors" and "Government Regulations."

      Since 1988, the Company has been participating with Mt. Sinai Hospital in clinical research studies using the Colormate(TM) II System and, more recently, both the Colormate(TM) II Systems and Colormate(TM) III in both Mt. Sinai Hospital and Elmhurst Hospital, on thousands of infants in detecting and monitoring bilirubin disease, (infant jaundice). The initial studies conducted in Mt. Sinai Hospital tracked, on a parallel basis, (i) the non-invasive skin color measurements made of each infant by the Colormate(TM) II System and the Colormate(TM) III and (ii) simultaneous blood samples drawn from the infant to obtain a laboratory report on the patient's Bilirubin count. The first phase of testing in 1988 and 1989 resulted in a positive feasibility study demonstrating that the Colormate(TM) II System skin color measurements corresponded in direct ratio to the laboratory reports of the blood samples drawn. The second phase, which was concluded in November 1992, studied a larger volume of patients and demonstrated the same results. In October 1993, the Company and Mt. Sinai Hospital published the research results to that date. From October 1993 to April 1996, the Company and Mt. Sinai conducted the third phase of clinical testing involving the compiling of certain additional clinical data relating to expanded testing on a larger group of patients, with emphasis on skin color measurement at birth and while under phototherapy (the current standard treatment for the disease). In November 1996, the Company filed an application with the FDA for commercial use of its technology for certain medical applications.

      The Company has applied significant proceeds of the 1995 Private Placement and 1996 Debenture Offering to commence implementation of its long-range business plan for medical applications for its technologies as well as approved marketing and sales efforts. See "Management's Discussion and Analysis." In this regard, in 1995 the Company hired a new president with experience in the medical distribution field to develop and commercialize the Colormate(TM) II System and the Colormate(TM) III for medical applications in the diagnosis of disease where skin coloration may be indicative of the underlying condition.

      In August 1995, the Company established a research and development facility in Spokane, Washington. This office is staffed, in addition to support personnel, by two engineers who are former principals of R.B.H. Electronics, one of the companies which originally engineered and manufactured the Company's original Colormate(TM) II System

Units. These engineers are engaged in developing the Company's housing of its technology, for medical applications and mass manufacture prototypes for medical applications and for a less expensive Colormate(TM) II System Unit, as well as servicing the existing Colormate(TM) II System Units.

      The Colormate(TM) III working prototype was completed in 1996. The Company also has retained government regulatory consultants and legal counsel, to oversee compliance with applicable federal and state regulations for commercialization of such medical applications, including obtaining FDA clearance for commercializing medical applications of the Company's technologies, and for complying with any applicable European Community requirements. The Company submitted a marketing application for its Colormate(TM) III system with the U.S. Food and Drug Administration (the "FDA") on November 14, 1996. The application was accepted officially for filing and review by the FDA on November 18, 1996. The marketing application is known as a premarket notification or 510(k) submission. The application requests market clearance for use of the technology as an aid to the physician in monitoring the status of newborn babies for the development of hyperbilirubinemia. Following the physician's examination within the first hours of birth, newborn babies would be initially measured and periodically monitored by the Colormate(TM) III for incremental changes in the yellow content of their skin color. The Company's 510(k) submission is currently under review by the FDA's Center for Devices and Radiological Health (the "CDRH"). The Company cannot market the Colormate(TM) III for this medical application in the United States until it receives an order from the CDRH authorizing such marketing. See "Governmental Regulations" for a discussion of 510(k) submission review times, FDA marketing orders, and risks associated with the 510(k) submission process (e.g., need for more onerous premarket ("PMA") approval instead of 510(k) marketing clearance). Assuming the obtaining of necessary government approvals, as to which there can be no assurance, the Company ultimately intends to market medical applications of its Intellectual Properties for the diagnosis and monitoring of bilirubin to medical device distributors, hospitals, pediatricians and Home Health Care facilities. The Company anticipates it may need to obtain additional financing to successfully implement such marketing program and to commercialize medical applications of its technologies. See "Government Regulations" and "Risk Factors."

      Although the Company does not believe that further basic technological developments are required for the potential medical applications being targeted by the Company, refinements of the Intellectual Properties embodied in the software may be required and hardware housing specifications will need to be developed to conform with government regulated hospital requirements. Such refinements could potentially require additional FDA or foreign marketing clearances or approvals. The Company believes that any such refinements will be within its current technological expertise. The Company has spent approximately $70,000 from the 1995 Private Placement and $50,000 of the 1996 Debenture Offering proceeds for engineering expense to develop the Colormate(TM) III working prototype in compliance with government regulated hospital specifications in order to commercially market the Colormate(TM) II System and the Colormate(TM) III to hospitals, pediatricians and home health care markets following FDA and foreign regulatory clearance. There can be no assurance that additional financing will not be needed for this purpose, that the Company's efforts will be successful or that FDA clearance or foreign regulatory approvals will be obtained. To the extent the Company develops and markets the mass-manufacture prototype for the Colormate(TM) III, the Company initially will use the nonproprietary and proprietary components of the existing Colormate(TM) II System Units in its inventory to manufacture a limited number of such devices for early stage marketing, sales efforts and for commercial use. Thereafter, the Company will need to source such components from suppliers for additional manufacturing needs, if any. The Company has commissioned a market research study with Frost & Sullivan to determine the size of the U.S. or foreign markets for the medical applications, including the market share related to the detecting and monitoring methods currently in use with which the Company's proposed medical applications and methods would compete. There can be no assurance that the Company will be able to successfully market its proposed medical applications and methods to the anticipated target customers, or that a market for such applications will be large enough to support profitable operations. See "Risk Factors."

      From February 1993 to June 1995, the Company conducted a feasibility study for clinical tests at Elmhurst Hospital for use of its technology in the diagnosis of tuberculosis through the measurement of skin color. The Company stopped such studies in order to focus its limited resources on the more advanced Bilirubin Project and its long-range business plan to commercialize that application. Extensive further testing will be required to evaluate the use of the Company's technology for the diagnosis of tuberculosis, and there can be no assurance this application will have commercial applications or generate revenue for the Company.

      In 1990, the Company concluded a feasibility study for Dentsply, Inc., a dental supply company, for use of the Intellectual Properties and Colormate(TM) II System in the color measurement and matching of human tooth color and tooth enamel color for dentures, bonding, inlays and caps, for use by dentists and dental laboratories. This study concluded that the Colormate(TM) II System could accurately and reproducibly measure the colors of both human teeth and tooth enamels, but needed further design research and engineering studies to develop a stabilized housing system for such a small area of measurement. The project was discontinued by both companies at that time due to an inability to agree on financial terms for the project. The Company anticipates that approximately $25,000 would be required for developing housing prototypes for dental applications. The Company is in continued discussions with a dental supply distribution company with respect to the possible development of such prototype and the marketing of such application.

      Except for the test marketing with Clairol and Hanes in the hair and fashion industries, respectively, and limited feasibility studies of the Intellectual Properties and the Colormate(TM) II System for the color analysis of tooth enamel, the Company has not test marketed the Colormate(TM) II System or the Intellectual Properties in any field other than the cosmetics industry. Except for the clinical tests in connection with the Bilirubin Project and certain related marketing research conducted at hospitals, the Company has not test marketed its technologies for medical applications. There can be no assurance that the Colormate(TM) II System, the Intellectual Properties or the Colormate(TM) III will be found to have commercial medical or dental applications or commercial applications in other fields. See "Risk Factors--Future Developments; Further Development and Marketing Activities Required."

      Other Potential Applications. The Company believes that the Intellectual Properties and Colormate(TM) II System may have commercial applications in industrial color measurement applications, in order to achieve and confirm uniformity of color shades within a given product line or between two products of the same line (i.e., paint, textile and food products). To that end, the Company intends to increase its efforts to lease the Colormate(TM) II System and/or license the Intellectual Properties, including the Company's Chromaticity Study capabilities, to industrial companies such as paint, textile and food companies, that use or could use existing color measurement technologies in the manufacturing and marketing of their own products. Many companies in these industries currently use color measurement instruments to ensure uniformity of product line colors (e.g., that manufacturing facilities are producing different dye lots and/or goods of the same color). These instruments are generally available at prices well in excess of the price at which the Company would market the Colormate(TM) II System for such applications, because the Company has been able to mass manufacture its color measurement technology, thereby taking advantage of the economies of scale. In addition, the Colormate(TM) II System provides machine to machine stability and reproducibility, i.e., that each machine will achieve results consistent with that of other machines, whereas the competing color measurement instruments available today generally cannot produce such consistent machine to machine results without more complex inter-machine calibration adjustments. The Company expects to complete in 1997 the development of a smaller, less expensive hand-held prototype of the Colormate(TM) II System capable of use in industrial applications. See "Manufacturing" and "Risk Factors."


GOVERNMENT REGULATIONS

      The Company's advertising, sales practices and cosmetic products (including the labeling and packaging thereof) are and will be subject to applicable federal, state and local regulation (including regulation by the FDA, the Federal Trade Commission, the Federal Communications Commission, under the Fair Packaging and Labeling Act and/or any comparable state authority, agency or statute) and will be subject to regulation by comparable foreign authorities if the Company markets its Colormate(TM) II System and Products abroad. The Company will also be subject to additional FDA and foreign statutes and regulations and/or clearances or approvals to the extent the Company continues its efforts to test, manufacture and license the Intellectual Properties and lease the Colormate(TM) II and III systems in the medical and dental industries. The Company will also be subject to regulation by various governmental agencies that regulate direct selling activities. See "Risk Factors."

      Although the Company has filed its application for the FDA and is preparing its application and Regulatory submissions for South America and the European Community, there can be no assurance that regulatory clearances or approvals will be obtained for any of the Company's proposed medical applications and methods. Delays in obtaining such clearances or approvals could materially adversely affect the Company's ability to successfully market any such proposed applications and methods. The Company will attempt to market its products pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act (the "Act"), which required filing a premarket notification ("510(k) submission") but not a premarket approval ("PMA") application with the FDA. According to the FDA's Office of Device Evaluation Annual Report, Fiscal Year 1996, during fiscal year 1996 the average 510(k) review time was 145 days, or approximately 5 months. There can be no assurance that the 510(k) process will not take more than 5 months or that the more expensive and time consuming PMA process will not be required by the FDA, before completion of the FDA review process.

      The Company's products for its proposed medical applications and methods would constitute "medical devices" as defined under the Act, and would be subject to regulation by the FDA and the corresponding agencies of the states in which the Company may in the future sell its proposed medical applications and methods. Accordingly, the Company would be required to comply with FDA statutes and regulations governing the manufacture, distribution and labeling of its products and any third party manufacturers with which it may reach agreement would have to comply with certain Good Manufacturing Practice ("GMP") regulations and other relevant laws and regulations in the processing or manufacture of the Products as medical devices. In addition, manufacturers of medical devices are obligated to report to the FDA whenever they obtain information reasonably suggesting that one of their products may have caused or contributed to serious injury or death or has malfunctioned and is likely to cause death or serious injury if the malfunction recurred. The Company would also have to register its facilities as a device establishment and list its devices with the FDA. If the FDA believes that its legal requirements have not been fulfilled, it has extensive enforcement powers, including the ability to bar or seize products from the market, to prohibit the operation of manufacturing facilities, to require recalls of devices from customer locations and to impose civil monetary fines and criminal penalties.

      Before being distributed commercially, most medical devices must undergo FDA review and clearance of a 510(k) submission. A 510(k) submission is filed in instances where the device in question can be shown to be "substantially equivalent" to an already legally marketed device which does not require a PMA application. The FDA must then determine whether the device is or is not substantially equivalent to such a legally marketed device. In making its determination, the FDA will examine, among other things, whether the subject device is comparably as safe and effective as the legally marketed device; in this regard, the FDA may request clinical data supporting the safety or efficacy of the new product. Although there can be no assurance, the Company believes its technologies for medical applications do qualify for the 510(k) procedure and the FDA has notified the Company that its application presently is being reviewed as a 510(k). However, because the "substantial equivalence" determination takes into account the technology, performance, design, materials and labeling used for the new product, and whether these factors present issues regarding the safety and efficacy of the new product, the FDA could conclude during its review that the medical applications of the Company's technologies cannot qualify under the 510(k) procedure, and instead must undergo the lengthier and more costly PMA procedure.

      A PMA must demonstrate that the device is independently safe and effective and is typically a much more complex, time consuming and expensive submission that generally includes information with respect to both animal and human studies. According to FDA's Office of Device Evaluation Annual Report, Fiscal Year 1996, during fiscal year 1996 the average original PMA application review time was 344 days or approximately 1 year, although such time could be extended and there can be no assurance that a PMA application will be approved by the agency. A device requiring a PMA application may not be marketed in the United States until FDA clearance has been obtained.

      The Company filed its application with the FDA under the 510(k) procedure in November, 1996. The company promptly responded to certain FDA inquiries regarding the usages of certain "substantially equivalent" devices in January and February of 1997. The FDA is continuing its review of the Company's 510(k) submission to date. While any 510(k) submission or PMA application is pending at the FDA, commercial marketing in the United States of the Company's medical applications and methods would be prohibited. If the Company's proposed products do not qualify for the 510(k) procedure and are, prior to the completion of the FDA's review process, required to undergo the PMA procedure, or if any required clearances or approvals are delayed or denied, sales of the Company's proposed medical devices would be prohibited during the period the Company does not have such clearances or approvals.

EMPLOYEES


      The Company currently employs 19 persons on a full-time basis. None of the Company's employees is represented by a union. The Company believes that its relationship with its employees is good. The Company intends to hire additional employees and consultants to carry out its proposed marketing plans. Such persons will be compensated with salaries, or on a fee or commission basis, as applicable. See "Management's Discussion and Analysis" and "Possible Future Developments--Potential Medical Applications."


RISK FACTORS

      Accountant's Report; Going Concern Considerations. The report of Wiss & Company, LLP, independent auditors for the Company, includes an explanatory paragraph relating to substantial doubt as to the ability of the Company to continue as a going concern. The Company has suffered significant losses from operations since 1990, as well as other factors impacting the viability of the Company as a going concern. A "going concern" explanatory paragraph could have a material adverse effect on the Company's ability to obtain bank financing or to raise capital in the future.

      Limited Operating History. Until 1986, the Company was principally engaged in research and development relating to its Intellectual Properties and Products. From early 1986 through October 1987, the Company was engaged in limited test-marketing of certain of the Intellectual Properties and Products through its former licensees. From October 1987 until June 1991, the Company was principally engaged in the Avon Project. From October 1990 to date, the Company has not conducted any material revenue producing operations and there can be no assurance it will be able to do so in the future.

      Operating Losses. The Company has incurred significant losses from operations for the years ended December 31, 1996 and 1995 ($4,442,300 and $2,494,300, respectively). The Company anticipates incurring increased operating expenses as the Company attempts to expand its marketing and sales activity and otherwise continue to implement its business plan, including its long-range business plan for potential medical applications. There can be no assurance the Company will not continue to incur such losses or will ever generate revenues at levels sufficient to support profitable operations.

      Lack of Market Penetration. The Company has not yet achieved commercial market penetration in any industry and there can be no assurance the Company will be able to do so in the future. The Company currently has 62 Colormate(TM) II Systems units in commercial use. The Company has not achieved significant levels of cosmetics sales from its Colormate(TM) II System locations, and expects based on the cosmetics sales levels achieved per location to date, that it will have to greatly increase the number of Colormate(TM) II System installations to achieve significant levels of cosmetics sale revenues. The Company has experienced declining cosmetic revenues from its salon installations in 1996. See "Management's Discussion and Analysis." The Company also believes, based on its operating history since February 1993, that obtaining such increased cosmetic sales revenue will take significantly longer to achieve than was originally anticipated. At December 31, 1996, most of the inventory of the Company's products was in excess of requirements based on the recent level of sales. After giving effect to the $100,000 write off in 1996 actual inventory,

Management believes no further significant loss will be incurred on the disposition of inventory. No estimate can be made of a range of amounts of loss that are reasonably possible should the Company's expectations not be met. There can be no assurance that no such loss will be incurred upon the disposition of inventory. However, the Company has begun to provide hair color analysis in certain salons, expects to complete its inventory of a new line of chromatically balanced and color coordinated cosmetics in the third quarter of 1997, and expects to commence marketing of its new line of custom blended foundations. Although there can be no assurance, the Company believes these factors may in 1997 enhance revenues from its beauty-related operations. In order to implement its marketing plans in the United States and abroad, including in industries in which the Company does not have prior experience, the Company will have to develop additional marketing skills and spend proceeds from additional financing and from the exercise of its outstanding Warrants on sales and marketing activities, including hiring finders and new personnel including consultants, and entering into arrangements with distribution companies having a national presence. There can be no assurance the Company's marketing plan will be successful.

      Need for Additional Financing; Cessation of Operations. The Company has limited resources and has not been able to finance its activities with cash flow from operations since fiscal 1989. There can be no assurance that the Company will not continue to incur operating losses, that it will receive any additional proceeds from exercise of Warrants, that proceeds of the 1996 Debenture Offering will be sufficient to fund operations beyond April 1998, that sufficient sales levels, if any, will be achieved thereafter to fund operations or that the Company will not incur additional unanticipated expenses. In this regard, if the Company is unable to successfully market its Intellectual Properties, Colormate(TM) II Systems and Products, it is extremely doubtful it will be able to obtain additional future financing and, at such point, may have to cease operations. The Company's continued operation will depend on its ability to obtain significant commercial sales of the Products and/or licensing and leasing fees from its Intellectual Properties and the Colormate(TM) II System, the successful marketing of The Colormate(TM) II System and the Colormate III in medical applications and the availability of future financing. There can be no assurance that the Company will be able to obtain additional financing, such commercial sales or fees, in which case the Company's operations would be materially adversely affected and it may be forced to cease operations.

      Prior Marketing Attempts. Other than the Avon Project, its more recent arrangements with IMS and its beauty salon placements, the Company's own attempts to license and/or lease its Intellectual Properties and the Colormate(TM) II System and market its Products independently and/or through licensees never proceeded beyond the test marketing stage. There can be no assurance the Company will in the future achieve commercial leasing of its Colormate(TM) II System and the Colormate(TM) III and commercial licensing of the Intellectual Properties or the sale of the Products. In addition, other than its installation of Colormate(TM) II System Units in beauty salons and beauty related businesses, the Company's revenue generating activities have been primarily conducted in conjunction with its former licensees (i.e., Clairol, Hanes and Avon), that provided substantial economic, administrative, marketing and advertising support. There can be no assurance that without the support of a marketing partner with financial resources, an advertising budget, market presence and consumer recognition, the Company will be able to achieve successful operations. Further, there can be no assurance the Company will ever develop a commercial market for the licensing or leasing of its Colormate(TM) II and Colormate(TM) III Systems and Intellectual Properties, for the sale of the Products or for any medical applications of its technologies.

      Competition. To the extent the Company implements its business plan to commercialize medical applications for its Intellectual Properties, it will be entering a field characterized by rapidly changing technology, intense competition and extensive research and development. The Company will be competing with established companies which have greater financial, technical, manufacturing, marketing, research and development and management resources, including companies such as Minolta Camera Co. Ltd. and Healthdyne Technologies, Inc., among others, which have actively pursued development of noninvasive detection and monitoring of bilirubin infant jaundice. In addition, the detection methods currently in use for bilirubin and tuberculosis, the principle diseases for which the Company intends to develop commercial applications for its technologies, have already achieved acceptance by and are in widespread use in the medical community, unlike the Company's proposed methods. There can be no assurance that the Company's proposed methods will be accepted by the medical community.

      In addition, the Company's proposed medical applications will compete with existing devices, technologies and methods in achieving acceptance in the medical community and in attracting support from independent medical device distribution organizations which sell medical equipment to the anticipated target market (i.e., hospitals and pediatricians). While the Company believes its medical applications are superior to the existing devices, technologies and methods, no assurance can be given that the medical community will accept and support the Company's methods.

      Further, technological developments by others could result in the Company's proposed medical applications and devices becoming obsolete even before the expenses of bringing the proposed applications to market, if ever, are recouped. There can be no assurance that the Company will be able to upgrade its medical applications and devices to compete with such competitors or with persons who may in the future develop products or detection methods competitive with the Company's proposed medical applications and devices.

      Independent medical supply distributors who may be retained by the Company will distribute other products which may compete with those of the Company or which would provide greater revenues to such distributors than would be provided by the Company. In addition, many medical supply companies with which the Company's proposed medical applications and devices would compete, and which have significantly greater resources and broader product lines than the Company, have their own in-house marketing and distribution capabilities and have established relationships with potential customers for the Company's proposed medical applications, such as pediatricians and hospitals. No assurance can be given that the Company will successfully and effectively market its medical products.

      The cosmetics industry and fashion industry are particularly sensitive to changing consumer preferences and demands, which are difficult to predict and beyond the Company's control. Competition in the cosmetics industry is diverse and fragmented, but is nevertheless dominated by a number of large, established, well-known corporations having, among other things, significantly greater financial, marketing and human resources than the Company. Virtually all of these companies referenced under the heading "Competition" have in the past marketed, and continue to market, their products based on their own color analysis system and advertised claims of "color compatibility" with the personal color and/or wardrobe of the consumer. These competitors also have established presence in the market and their own cosmetic manufacturing facilities, unlike the Company. There can be no assurance that consumers will prefer products based on the Company's scientifically based color determinations, rather than the products sold by the Company's competitors based on subjective techniques.

      The Company has not previously licensed its Intellectual Properties for use in any industry other than the beauty aid, hosiery and cosmetics industries. In addition, management of the Company has not had any experience in marketing the Intellectual Properties, Colormate(TM) II System or Products in any other field. To the extent the Company commences marketing activities in other industries, the Company will compete with established companies and technologies in such industries, which companies may have, among other things, significantly greater financial, marketing and human resources than the Company, as well as an established presence in their own industries. In fact, the Company would be competing in these industries with suppliers of components for the Colormate(TM) II System.

      Protection of Intellectual Property. The Company's U.S. Patents Nos. 4,909,632 and 5,311,293 expire in 2007; the Company's U.S. Patent No. 5,313,267 expires in 2011; after the respective expiration date of each, the proprietary technology and instrumentation disclosed in each Patent will be available for use by others without compensation to the Company, unless protected by the claims of other U.S. patents that may be issued to the Company in the future. The Company has developed intellectual property rights in color analysis in a number of fields including medical, biological, dental, cosmetic and materials testing. The intellectual property rights include trade secrets, know how and a pending United States patent application Serial No. 08/239,733, filed May 9, 1994 entitled "Method and Apparatus for Detecting and Measuring Conditions Affecting Color," and nine additional U.S. patent applications. These rights also include various foreign patent applications corresponding, at least in part, to the U.S. Patents and the U.S. patent applications. There can be no assurance that patents will issue based on these patent applications or that any patent claims will provide sufficient protection to exclude others from the Company's proprietary technology and instrumentation. There can be no assurance that the Company will not be involved in litigation to protect its trade secrets and know how or that the Company will prevail in such litigation. There can be no assurance that challenges will not be instituted against the validity or enforceability of any patents owned by or issued in the future to the Company, or that such challenges will not be successful. There can be no assurance that patent infringement claims will not be asserted against the Company and found to have merit, that the Company will not be enjoined from using its proprietary technology and instrumentation and from manufacturing and selling certain of its Products, or would not be forced to obtain a license and pay future royalty fees as well as past damages to the party claiming infringement in amounts not presently determinable. There can be no assurance that any such license will be available to the Company. Conversely, to the extent third parties infringe upon the Company's patented Intellectual Properties, the Company may have to litigate against such third parties in order to prevent further infringement. There can be no assurance the Company will have the resources to prosecute any such litigation, or that any such litigation would be resolved in favor of the Company. In the event it is unable to bring such litigations or obtain a favorable outcome, the Company's operations could be materially adversely affected in that the Company's failure to enforce its Patents could result in increased competition. If the Patents are declared invalid, the Company would lose patent protection for certain of its Intellectual Properties, which could have a material adverse effect on its operations.

      There can be no assurance that the Company's Intellectual Properties will provide it with a competitive advantage in that it may be possible for a competitor independently to develop similar non-infringing technologies, independently duplicate the Company's unpatented technology through reverse engineering, design around the patented aspects of the Company's technology, or otherwise independently develop scientifically accurate processes, instruments or color charts to measure skin tone color categories and conduct comparative color analysis without infringing the Company's Patents.

      The Company's U.S. Patents apply only to the United States. The Company has filed corresponding patent applications in a number of foreign jurisdictions which correspond, at least in part, to the Company's U.S. Patents. The Company has been granted a European Patent No. 0446512, an application for a Singapore registration of that European patent, Australian and Mexican patents corresponding, at least in part, to its U.S. Patent No. 4,909,632 and a Taiwanese patent corresponding, at least in part, to its U.S. Patent No. 5,313,267. The Company has not yet been granted any other foreign patents for its Intellectual Properties and there can be no assurance it will be granted any such patents. Consequently, wherever the Company does not have foreign patents, third parties currently could exploit outside the United States, the technology disclosed in the U.S. Patents, thereby increasing competition in such foreign markets. In addition, persons gaining access to the Company's unpatented proprietary information and technology and who are not bound by or who violate confidentiality agreements with the Company would have the ability to exploit the Company's unpatented proprietary information and technology both inside and outside the United States, thereby increasing competition.


      The Company has not applied for patent protection for many aspects of the Intellectual Properties (i.e., its proprietary trade secrets and other confidential information). The Company typically imposes on its consultants, key employees and advisers confidentiality obligations in connection with their employment, consulting or advisory relationship with the Company. There can be no assurance that such confidentiality obligations will be observed or that the Company will have adequate remedies if those obligations are breached. To the extent that consultants, key employees or other advisors apply technological information taken from the Company in violation of confidentiality obligations, disputes may arise as to the proprietary rights to such information which may not be resolved in favor of the Company. There can be no assurance that others will not independently develop technology that is substantially equivalent or superior to that included in the Company's Intellectual Properties which are not protected by patents.

      There can be no assurance that the Company's copyright protection for the software used in the Colormate(TM) II System and the Colormate(TM) III will provide it with a competitive advantage in that it may be possible for a competitor independently to develop similar software, design around the Company's copyrighted software or otherwise independently develop software with the capacity accurately to measure skin tone categories and conduct comparative color analysis.

      Dependence on Third Parties for Manufacturing. The Company does not itself manufacture the Colormate(TM) II System or the Products, and in the past has been wholly dependent on third party original equipment manufacturers of parts, assemblers, cosmetics suppliers and textile suppliers. To the extent the Company completes development of the mass manufacture prototypes for the hand-held Colormate(TM) II and Colormate(TM) III Systems devices or for medical applications, the Company will have to establish relationships with such third party suppliers, manufacturers and assemblers, for the production of such devices. The Company does not have any current arrangements with such suppliers, parts manufacturers or assemblers for the building of any additional Colormate(TM) II System Units or the mass production of such prototype devices (or of the hand held device or modified devices for medical application), and there can be no assurance the Company will be able to enter into future arrangements with these or other parts manufacturers or assemblers on terms satisfactory to the Company. The manufacturer's warranties covering certain parts incorporated in the Colormate(TM) II System Units and the Colormate(TM) III are renewable but, if not renewed for any reason, the costs of any repairs of such parts, or of any uncovered parts, would be borne by the Company.

      The Company's costs of parts for the Colormate(TM) II System Units and the Colormate(TM) III are based on original mass manufacturing costs in connection with the Avon Project. There can be no assurance that the Company can arrange for manufacture of additional comparable quantities at costs of parts comparable to those manufactured in the Avon Project. Costs of parts in manufacturing smaller quantities of Colormate(TM) II System Units or manufacturing the Colormate(TM) III could involve significantly greater costs to the extent the Company does not use existing components from its inventory of Colormate(TM) II System Units.

      In connection with any future manufacturing of the Colormate(TM) II System Units or the Colormate(TM) III, the Company could be required to make significant advance payments, obtain letters of credit, cause potential customers or licensees to advance funds under their agreements entered into with the Company or otherwise secure its payment obligations to manufacturers. There can be no assurance the Company will be able to enter into such agreements on acceptable terms, be able to secure its payment obligations itself or by having customers and/or licensees advance funds, or otherwise be able to manufacture the Colormate(TM) III or obtain further manufacture of the Colormate(TM) II System or its Products.

      Future Developments; Further Development and Marketing Activities Required. Prior to licensing the Company's Intellectual Properties in any industry other than the cosmetic, beauty aids and fashion industries, the Company will be required to develop additional marketing skills relevant to such industries and conduct significant further marketing activity, and in certain of these industries, overcome regulatory hurdles, professional skepticism and develop specific practical applications therefor, which to date has not been achieved. Accomplishing the foregoing will require the Company to incur significant additional expenses. The Company is subject to the risks of failure inherent in the commercialization of products based on innovative technologies, many of which are beyond the Company's control, such as unanticipated development, manufacturing and regulatory delays and expenses.

      To date, except for the Bilirubin Project, the medical community generally has had no exposure to the Company or its proposed medical applications and methods. Because the medical community is generally relatively slow to adopt new technologies, procedures or devices, the Company might be unable to gain access to potential customers in order to attempt to demonstrate the operation and efficacy of its Intellectual Properties in the medical field. Even if the Company gains access to potential customers, no assurance can be given that members of the medical community will perceive a need for or accept the Company's proposed medical applications and methods. Some purchasers, such as hospitals, pediatricians and independent medical supply and home health care distributors, might also be reluctant to purchase products from a Company that has not demonstrated the ability to satisfy ongoing delivery requirements. In addition, hospitals, clinics and pediatricians may be unwilling or unable to commit funds to the purchase of the Company's proposed medical applications due to institutional budgetary constraints, particularly in a slower economy. The Company expects that additional financing will be required to commercialize medical applications of its technologies. To the extent the Company develops and markets production units for medical applications, the Company initially will use the nonproprietary and proprietary components of the existing Colormate(TM) II System Units in its inventory to manufacture a limited number of such devices for commercial use and early stage marketing and sales efforts. Thereafter, the Company will need to source such components from suppliers for additional manufacturing needs, if any. The Company has not commissioned any market research studies to determine the size of the U.S. market for such applications. The Company has not conducted research regarding the market share, pricing or profit margins related to the detecting and monitoring methods currently in use with which the Company's proposed medical applications and methods would compete. There can be no assurance that the Company will be able to successfully market its proposed medical applications and methods to the anticipated target customers, or that the market for such applications and methods will be large enough to support profitable operations. There can be no assurance that the Intellectual Properties or Colormate(TM) II System or Colormate(TM) III System will be found to have commercial medical applications.

      Government Regulations. The Company's advertising, sales practices and cosmetics products (including the labeling and packaging thereof) are and will be subject to applicable federal, state and local regulation (including regulation by the FDA, the Federal Trade Commission, the Federal Communications Commission, under the Fair Packaging and Labeling Act and/or any comparable state authority, agency or statute) and will be subject to regulation by comparable foreign authorities if the Company markets its cosmetic products abroad. The Company will also be subject to additional FDA regulations and foreign statutes, and/or clearances and approvals to the extent the Company continues its efforts to test, manufacture and license the Intellectual Properties and lease the Colormate(TM) II and the Colormate(TM) III System Units in the medical and dental industries. The Company will also be subject to regulation by various governmental agencies that regulate direct selling activities.

      There can be no assurance that regulatory clearances or approvals will be obtained for any of the Company's proposed medical applications and methods. Delays in obtaining such clearances or approvals could materially adversely affect the Company's ability to successfully market any such proposed applications and methods. The Company will attempt to market its products pursuant to Section 510(k) of the Act, which required filing a 510(k) submission but not PMA application with the FDA. This filing was made in November, 1996. According to FDA's Office of Device Evaluation Annual Report, Fiscal Year 1996, during fiscal year 1996 the average 510(k) review time was 145 days, or approximately 5 months. Although the FDA has notified the Company that it is reviewing its submission under the 510(k) review process, there can be no assurance that the 510(k) submission will not take more than 5 months or that the FDA will not require the more expensive and time consuming PMA application, prior to completing its review of the Company's application.

      The Company's products created from its proposed medical applications and methods would constitute "medical devices" as defined under the Act, and would be subject to regulation by the FDA and the corresponding agencies of the states in which the Company may in the future sell its proposed medical applications and methods. Accordingly, the Company would be required to comply with FDA statutes and regulations governing the manufacture, distribution and labeling of its products and any third party manufacturers with which it may reach agreement would have to comply with certain GMP regulations and other relevant laws and regulations in the processing or manufacture of the products as medical devices. In addition, manufacturers of medical devices are obligated to report to the FDA whenever they obtain information reasonably suggesting that one of their products may have caused or contributed to serious injury or death or has malfunctioned and is likely to cause death or serious injury if the malfunction recurs. The Company would also have to register its facilities as a device establishment and list its devices with the FDA. If the FDA believes that its legal requirements have not been fulfilled, it has extensive enforcement powers, including the ability to bar or seize products from the market, to prohibit the operation of manufacturing facilities, to require recalls of devices from customer locations and to impose civil monetary or criminal penalties.

      Before being distributed commercially, most medical devices must undergo FDA review and clearance of a 510(k) submission. A 510(k) submission is filed in instances where the device in question can be shown to be "substantially equivalent" to an already legally marketed device which does not require a PMA application. The FDA must then determine whether the device is or is not substantially equivalent to such a legally marketed device. In making its determination, the FDA will examine, among other things, whether the subject device is comparably as safe and effective as the legally marketed device. The FDA may request clinical data supporting the safety or efficacy of the new product. Although there can be no assurance, the Company believes its technologies for medical applications qualify for the 510(k) procedure. However, because the "substantial equivalence" determination takes into account the technology, performance, design, materials and labeling used for the new product, and whether these factors present issues regarding the safety and efficacy of the new product, the FDA could conclude prior to completion of its review of the Company's 510(k) application, that the medical applications of the Company's technologies cannot qualify under the 510(k) procedure, and instead must undergo the lengthier and more costly PMA procedure.

      A PMA must demonstrate that the device is independently safe and effective, and is typically a much more complex, time consuming and expensive submission that generally includes information with respect to both animal and human studies. According to FDA's Office of Device Evaluation Annual Report, Fiscal Year 1996, during fiscal year 1996 the PMA application review time was 344 days or approximately 1 year, although such time could be extended. There can be no assurance that a PMA application will be approved by the agency. A device requiring a PMA application may not be marketed in the United States until FDA clearance has been obtained.

      While the Company's 510(k) submission is pending at the FDA, commercial marketing of the Company's proposed medical applications and methods is prohibited in the United States. If during the FDA's review process, the Company is required to undergo the PMA procedure, or if any required clearances or approvals are delayed or denied, sales of the Company's proposed medical devices would be prohibited during the period the Company does not have such clearances or approvals.

      Product Liability. The Company maintains its own product liability insurance with respect to cosmetic and beauty aid applications. There can be no assurance that such insurance will be adequate to protect the Company from claims that may be brought against it by users of the Colormate(TM) II System or its Products or the Colormate(TM) III. To the extent the Company implements its business plan for medical applications for its Intellectual Properties, it will be entering a field where it may become subject to product liability claims by patients and/or doctors and might become a defendant in product liability and/or malpractice litigation. The Company does not have malpractice insurance for such applications and does not intend to obtain such insurance prior to achieving commercialization of such proposed medical applications. Even if the Company obtains such insurance, there can be no assurance that it could retain such insurance or that such insurance would be sufficient to protect the Company against any such liabilities.

      The Company has not established, and the Company does not intend to establish, any reserves against any of the foregoing liabilities. In the event of an uninsured or inadequately insured product liability or malpractice claim in the future based on the performance of the Company's Colormate(TM) II System, Products or the Colormate(TM) III, the Company's business and financial condition could be materially adversely affected and the Company could be forced to cease operations.

      Control; Dependence on Management. Darby Simpson Macfarlane, Chief Executive Officer of the Company, owns shares of Common Stock and Preferred Stock aggregating 2,090,793 of the shares eligible to vote on matters presented to the shareholders which amount is sufficient to permit her to significantly influence, if not control, the election of directors or to approve any matter submitted to a vote of shareholders, and otherwise be in control of the Company. The Company is dependent primarily on the services of Darby Simpson Macfarlane and David Kenneth Macfarlane, Vice President, Research & Development. The loss of either of their services could have a material adverse effect on the Company. Although the Company has purchased key-man life insurance policies in the amounts of $1,000,000 on the lives of both Mrs. and Mr. Macfarlane, there can be no assurance that the proceeds from such policies would enable the Company to retain suitable replacements for them.

      Lack of Public Market; Possible Volatility of Stock Price. Prior to the IPO, there was no public market for the Common Stock or the Company's Warrants. In February 1993, the Company's Common Stock and Warrants began trading on NASDAQ. However, there is no assurance that a regular trading market for the Company's securities will be sustained. The market price for the Company's Warrants and Common Stock may be significantly affected by such factors as the Company's financial performance, the results of the Company's efforts to license its Intellectual Properties and to market its Products, and various factors affecting the color science industry and the beauty aid and cosmetics industries generally. Additionally, in recent years, the stock market has experienced a high level of price and volume volatility for many companies, particularly small and emerging growth companies traded in the over-the-counter market, and these wide price fluctuations are not necessarily related to the operating performance of these companies. Accordingly, there may be significant volatility in the market for the Company's securities.


      Shares Eligible for Future Sale. Of approximately 7,308,497 shares of Common Stock outstanding as of March 25, 1997, 6,597,704 shares will be unrestricted and can be sold at any time, and 710,793 shares will be "restricted" securities within the meaning of Rule 144 under the Securities Act of 1933 (the "Securities Act"), all of which are held by directors and officers of the Company. Under Rule 144, a person who has held restricted shares for two years may, subject to certain volume limitations and other restrictions, sell such shares; a person who has not been an affiliate of the Company for at least three months immediately preceding the sale and who has beneficially owned shares of Common Stock for at least three years generally may sell shares under Rule 144 without regard to any of the volume limitations contained in Rule 144. Future sales of such shares could adversely affect the market price of the Common Stock and could impair the Company's ability to raise capital through the sale of its equity securities.

      Possible Absence of Liquidity; Commission Regulations. NASDAQ requires, among other things, that the Company maintain $2,000,000 total assets for continued listing of the Common Stock on NASDAQ.

      There is no assurance that the Company will be able to maintain compliance with the NASDAQ asset requirement or its other requirements and the Company's securities again could become subject to delisting, as occurred in 1994 when the Company's total assets fell below $2,000,000, the Company's receipt of proceeds from settlement of the Avon litigation permitted the Company to meet the NASDAQ requirements, and in August 1994 the delisting proceedures were terminated by NASDAQ.

      If the Company does fail to meet such requirements and the Company's securities are delisted from NASDAQ, trading in the Common Stock and Warrants, if any, would then be conducted in the over-the-counter market and would be quoted in what are commonly referred to as the "pink sheets" or in the "OTC Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD"). As a result, an investor may find it more difficult to dispose of, or to obtain current quotations of the price of, the Company's securities. If the Company's securities cease to trade on the NASDAQ, the Company's ability to raise additional financing will be materially adversely affected.

      In addition, if the Company's securities were to be delisted from NASDAQ, such securities may thereby be deemed to be "penny stocks" within the meaning of
Section 15(g) of the Exchange Act and the rules thereunder (the "Penny Stock Rules"). A broker-dealer wishing to sell such stocks to or for prospective customers ("New Customers"), excluding certain institutional investors (among others, banks, insurance companies and registered investment companies), will be required to provide to New Customers certain written information prior to effecting any such transactions. Under certain circumstances, if the stock were removed from listing on NASDAQ, the Penny Stock Rules would apply if, for example, the Company's net tangible assets failed to meet certain requirements, as set forth in Rule 15g-9, i.e., generally, assets in excess of $2,000,000, or transaction price of $5 or more excluding commissions or markups. For transactions covered by the Penny Stock Rules, a broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transactions prior to the purchase. Consequently, the Penny Stock Rules, were they to apply, may restrict the ability of a broker- dealer to sell the Common Stock and Warrants and may affect the ability of persons acquiring Common Stock upon exercise of Warrants or acquiring Common Stock pursuant hereto, to sell such securities in the secondary market. The loss of continued quotation on NASDAQ could also cause a decline in share price, decline or loss of news coverage of the Company and greater difficulty in obtaining subsequent financing.

      If applicable, the Penny Stock Rules require a broker-dealer to deliver, prior to a transaction in a penny stock that is not otherwise exempt from the penny stock rules, a standardized risk disclosure document prepared by the Commission and provides information about penny stocks and the nature and level of risks in the penny stock market. Broker-dealers also are required to provide customers with disclosure regarding, among other things, the broker-dealer's duties to its customer, customer rights upon violation of such duties, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. A description of the penny stock market, including the nature of bid and offer quotations and the significance of the difference between such prices, and compensation information have to be provided by the broker-dealer prior to effecting the transaction and also have to be contained in the customer's confirmation.

      As a result of the foregoing disclosure requirements and restrictions on broker-dealer activity in the penny stock market, the level of trading activity in the secondary market for penny stocks may be lower than was the case prior to enactment of such regulations and, accordingly, investors may find it more difficult to sell their shares of Common Stock and Warrants.

      Possible Adverse Effect of Redemption of Warrants. Warrants may be redeemed by the Company with the prior consent of Investors Associates Inc. ("IAI"), the managing underwriter of the IPO, at a price of $0.001 per Warrant, at any time they are exercisable, subject to 60 days prior written notice to the holders thereof, provided that the closing bid quotation of the Common Stock of the Company on NASDAQ (or the last sales price or the average of the bid and asked price if there is no reported sale, if principally traded on an exchange) has been at least 200% of the then exercise price of the Warrants on each of the 20 consecutive trading days ending on the third day prior to the day on which notice is given. Notice of redemption of the Warrants could force the holders to exercise the Warrants and pay the exercise price at a time when it may be disadvantageous for them to do so, to sell the Warrants at the current market price when they might otherwise wish to hold the Warrants, or to accept the redemption price which is likely to be substantially less than the market value of the Warrants at the time of redemption.

      Exercise of Warrants. The price which the Company may receive for the Common Stock issued upon exercise of the Warrants issued in respect of the Bridge Financing, the IPO and to the placement agent in the 1995 Private Placement may be less than the market price of the Common Stock at the time such Warrants are exercised. For the life of such Warrants, the holders thereof are given, at little or no cost, the opportunity to profit from a rise in the market price of the Common Stock, if any, without assuming the risk of ownership. So long as such Warrants remain unexercised, the terms under which the Company could obtain additional equity financing may be adversely affected. Moreover, the holders of such Warrants may be expected to exercise them at a time when the Company would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable than those provided by such Warrants. To the extent of any exercise of the Warrants, the interests of the Company's shareholders will be diluted proportionately.

      Market Making Activities. The Company has agreed to pay IAI a Warrant solicitation fee of five percent (5%) of the exercise price of each IPO Warrant exercised after February 5, 1994 the exercise of which is solicited by IAI. If IAI is a market maker of the Company's units, Warrants or shares of Common Stock at the time the Warrants are exercised, a decision by IAI to solicit the exercise of Warrants (and receive an exercise fee) may, upon issuance of the Common Stock, result in a distribution of the underlying Common Stock (based on, among other things, the amount of such stock issued). Rule 10b-6 under the Exchange Act would require that IAI cease any market-making activities during any such distribution, and for two or nine business days preceding the commencement of the distribution, depending on the price of the stock and the size of its public float. If such a cessation in IAI's market-making activities occurs at a time when there is no other broker-dealer making a market in such securities, the liquidity in the market for such securities may be adversely affected during such time. Alternatively, IAI may continue to make a market in the stock based on the guidelines in Rule 10b-6A under the Exchange Act for passive market making.

      Outstanding Voting Preferred Stock. The Company has outstanding 1,380,000 shares of Series A Convertible Preferred Stock. Each share of Preferred Stock has voting rights equivalent to each share of Common Stock and is convertible to Common Stock if (i) the Company's earnings (i.e. pre tax operating income, before interest expense, but excluding extraordinary items and revenues or earnings generated by acquired businesses) for any two consecutive calendar years ending on December 31, 1997 exceed $20,000,000 or (ii) the closing bid price of the Common Stock has been at least $46.67 on 30 consecutive trading days at any time ending on December 31, 1997. Further, the Preferred Stock has a $13,800 liquidation preference and earns an annual non-cumulative dividend of $0.001 per share. The voting rights, conversion rights, dividend rights and liquidation preference of the Preferred Stock may adversely affect the trading value or the market price of the Common Stock and the Warrants.


ITEM 2.     DESCRIPTION OF PROPERTY.


      The Company's executive offices are located in New York, New York and are subleased pursuant to a sublease expiring in March 1998 and cancelable at any time by the Company upon three months' written notice. Rentals under such sublease (including storage facilities) are $13,000 per month, plus occupancy costs. The sublease may be renewed for three years at $15,000 per month. Additionally, the Company's Spokane, Washington facility is leased pursuant to a one year lease, expiring in June 30, 1997, such lease renewable annually. Rentals under such lease are $1,975 per month.

      The Company also occupies office space located in Riverdale, New York, at a cost of $1,500 per month, which space is subleased by the Company from Darby Simpson Macfarlane, a director, officer and principal shareholder of the Company; such rent is equal to Mrs. Macfarlane's actual lease cost for such premises. The Company paid Mrs. Macfarlane $18,500 for such space in fiscal 1996. The Company also maintains offices at 10 Old Jackson Avenue, Hastings-on-Hudson, New York, at the residence of Mrs. Macfarlane. The Company paid Mrs. Macfarlane approximately $9,800 for such space in fiscal 1996. See "Certain Relationships and Related Transactions."


ITEM 3.     LEGAL PROCEEDINGS.

      None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

      None.

                                    PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

      The Company has registered the Common Stock and the Warrants with the Commission under the provisions of Section 12(g) of the Exchange Act. Registration under the Exchange Act requires the Company to comply with certain reporting, proxy solicitation and other requirements of the Exchange Act.

      On February 8, 1993, the Company qualified the Common Stock and the Warrants for quotation on NASDAQ. There can be no assurance that an active public trading market for the Common Stock or the Warrants will continue. Prior to February 8, 1993, the date on which the Company's Common Stock, par value $0.001 per share, was approved for quotation on the NASDAQ System, there was no public market for the Common Stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily reflect actual transactions. On March 25, 1997, the last reported bid price for the Common Stock was $5.3125 per share. On March 25, 1997, the last reported bid price for the Warrants was $2.625 per warrant. There were 130 holders of record of the Common Stock as of March 25, 1997, including nominees for an unknown number of beneficial holders and 14 holders of record of Warrants as of March 25, 1997, including nominees for an unknown number of beneficial holders.

      The following tables set forth the high and low bid prices for the Common Stock and the Warrants for each of the periods indicated:

Common Stock

           Period                               Price
           ------                               -----
                                             High       Low
                                             ----       ---
January 1, 1995 to March 31, 1995            4.75        3.375
April 1, 1995 to June 30, 1995               4.625       4.00
July 1, 1995 to September 30, 1995           4.375       2.375
October 1, 1995 to December 31, 1995         4.9375      1.875


January 1, 1996 to March 31, 1996           10.625        3.875
April 1, 1996 to June 30, 31, 1995          13.25         7.00
July 1, 1996 to September 30, 1996           7.4375       2.75
October 1, 1996 to December 31, 1996         5.875        3.50
January 1, 1997 to March 25, 1997            9.625        4.25

WARRANTS


           Period                               Price
           ------                               -----
                                            High       Low
                                            ----       ---


January 1, 1995 to March 31, 1995           1.875      1.375
April 1, 1995 to June 30, 1995              1.875      1.125
July 1, 1995 to September 30, 1995          1.75       0.75
October 1, 1995 to December 31, 1995        1.625      0.75


January 1, 1996 to March 31, 1996           5.625      0.75
April 1, 1996 to June 30, 1996              8.375      3.00
July 1, 1996 to September 30, 1996          3.25       0.9375
October 1, 1996 to December 31, 1996        2.4375     0.6875
January 1, 1997 to March 25, 1997           5.125      0.9375



DIVIDEND POLICY

      The Company has not paid, during the two fiscal years ended December 31, 1996, and has no present intention to declare or pay, cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations. The Company has outstanding 1,380,000 shares of Preferred Stock, entitled to an annual non-cumulative dividend of $0.001 per share, when and as declared by the Board of Directors of the Company, payable quarterly, which dividend must be paid before any cash dividend may be paid with respect to the Common Stock.


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS.

      EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, CERTAIN OF THE MATTERS DISCUSSED ARE FORWARD- LOOKING STATEMENTS THAT INVOLVE MATERIAL RISKS TO AND UNCERTAINTIES IN THE COMPANY'S BUSINESS WHICH MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE STATEMENTS MADE BELOW. SUCH RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS, THE AVAILABILITY OF ANY NEEDED FINANCING, THE COMPANY'S ABILITY TO IMPLEMENT ITS LONG RANGE BUSINESS PLAN FOR INDIVIDUAL APPLICATIONS FOR ITS TECHNOLOGIES, IMPACT OF COMPETITION, THE MANAGEMENT OF GROWTH, AND OTHER RISKS AND UNCERTAINTIES THAT MAY BE DETAILED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION INCLUDING FORM 10-KSB.


OVERVIEW

      Since inception, the Company has been principally engaged in the research and development of the Intellectual Properties and the Colormate(TM) II System for the application of scientific color measurement principles to the classification of human skin and the classification and color-oriented organization of various color sensitive consumer products such as cosmetics, hair color, hosiery, fashion, print and textiles. The Company from time to time has also been engaged in test marketing the Intellectual Properties, Colormate(TM) II System and Products in the beauty aid and fashion industries, marketing them in the cosmetics industry, and in cooperation with Mt. Sinai Hospital, New York, New York, since 1988 has conducted the Bilirubin Project.


      In 1996, the Company furthered implementation of its long-range plans to exploit certain medical applications for its technology. In this regard, the Company filed its application with the FDA for certain medical applications of its technologies and developed the working prototype of the Colormate(TM) III for such medical applications. See "Risk Factors," "Possible Future Developments--Potential Medical Applications" and "Liquidity and Capital Resources" below.

      The Company has incurred significant losses from operations since 1990. The Company has incurred significant research and development and marketing expenses and, prior to consummation of its IPO in February

1993, negative shareholders' equity. The Company also has not achieved significant operating revenues since the conclusion of the Avon Project. See
Note 1 of Notes to Consolidated Financial Statements. The foregoing factors raise substantial doubt as to the Company's ability to continue as a going concern and have made it difficult for the Company to obtain credit on commercial terms, market its products and attract licensees.

      The Company has financed its operations through (i) private placements of its securities, which generated an aggregate of $1,167,500 (including $620,400 from Darby Simpson Macfarlane) from 1988 through 1992 (excluding the Bridge Financing, which was repaid with proceeds of the IPO, (ii) collaborative research and development arrangements with licensees, (iii) cash receipts from lease and licensing agreements, which generated in the aggregate $8,386,200 from inception through December 31, 1992, including $6,944,200 in the period from January 1, 1988 to December 31, 1992 (primarily attributable to the Avon Project), (iv) loans from private investors and certain shareholders which aggregated $549,000 in 1991 and 1992 (excluding $775,000 in a bridge financing effected in September and October 1992 (the "Bridge Financing")), (v) the IPO,
(vi) private placements of securities from October 1994 to June 1995 (which have generated gross proceeds of $4,500,000 and net proceeds of $3,729,800), and
(vii) the 1996 Debenture Offering which raised net proceeds of approximately $4,200,000. In addition, during 1996, the Company received an aggregate of $2,738,925 from exercise of its Warrants and $207,500 from the exercise of stock options. From January 1, 1997 to February 19, 1997 the Company received an aggregate of $215,000 from exercise of its Placement Agent Warrants.

      Since 1990 limited revenues have been derived from licenses, leases, service contracts and Product sales to several beauty-related businesses, testing and laboratory fees from potential licensees evaluating the Company's technology, and from an exclusive licensing and lease contract with IMS Cosmetics Inc. In fiscal year 1996, the Company generated approximately 39% of its lease, license and service contract revenues from IMS. From December 31, 1990 until the IPO, the Company had been primarily engaged in (a) pursuing the Company's litigation against Avon, (b) developing and testing further applications of the Intellectual Properties and Colormate(TM) II Systems, such as the clinical research studies for medical applications, and (c) obtaining additional financing to support marketing of the Company's Intellectual Properties, systems, Products and related services.

      The Company's ability to generate revenues in the future will depend on its success in marketing its Intellectual Properties, the related Chromaticity Study capabilities, the Colormate(TM) II System and its Products. In addition, pending FDA approval (which cannot be assured) the Company's future ability to generate revenues in the United States will depend on successful marketing of the Company's technology in medical applications. If such marketing is not successful in the future, the principal effect may be a substantial write-down of the book value of the Colormate(TM) II System Units and a substantial impairment of the Company's capital resources and ability to obtain any future financing, which would result in a substantial diminution in the value of an investment in the Company. There can be no assurance the Company will be able to timely place such units or identify alternative markets. See Notes 1 and 4 of Notes to Financial Statements.


RESULTS OF OPERATIONS


FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

      The Company incurred net losses of $4,442,300 and $2,494,300 for fiscal years 1996 and 1995, respectively, as revenues received have not been significant relative to the Company's expenses incurred in implementing its business plan. The $1,948,000 increase in such losses in 1996 as compared to 1995 is primarily attributable to $1,381,000 of expenses incurred to, prepare and complete the Company's FDA application and related patent application, $476,700 in patent applications costs (including related research and development expenses) write-offs of uncollectible receivables and certain inventory, expenses for compensation of officers and employees, and legal fees and deferred costs incurred in connection with the Company's financing activities and potential acquisition activities.

      The Company believes that the level of expenses relating to the FDA application and the related patent application will not be recurring in the future and that any future expenses incurred in connection with its FDA application will be significantly less than the amount incurred in 1996, although no assurance can be given of such result.

      Bad debt expense increased to $257,700 in 1996 from $42,900 in 1995 primarily attributable to the settlement of the Perfect Look litigation and the adjustment of amounts due from IMS. Depreciation and amortization expense increased to $178,600 in 1996 from $52,900 in 1995, primarily attributable to the amortization of deferred legal expenses incurred in 1996 in respect of financing activities. Compensation expense for employees, officers and directors increased to $810,500 in 1996 from $556,100 in 1995, primarily attributable to preparing and filing the Company's FDA application and a discretionary bonus granted by the Company to an officer.

      Assets increased to $6,747,500 in 1996 from $3,489,900 in 1995 primarily attributable to increased cash and cash equivalents from the 1996 Debenture Offering, proceeds received from the exercise of Warrants and interest income. See Note 4 of Notes to Financial Statements. Current liabilities increased to $791,500 in 1996 from $599,700 in 1995 primarily attributable to increases in legal and accounting payables associated with the Company's financing activities and the preparation and filing of its FDA application.

      Revenues from lease, license and service contracts decreased in 1996 as the Company has focused its resources on implementation of its long range business plan for medical applications of its technologies and incurred bad debt expense as described above. The Company receives payments from licensees, distributors or other sources sporadically during the year. Accordingly, these payments have had, and payments that may be received in the future will have, a significant impact on quarter-to-quarter comparisons inasmuch as the Company has not developed stable recurring revenues.

      The Company incurred research and development expenses primarily consisting of compensation of officers, employees and consultants of $
and $         for fiscal years 1996 and 1995, respectively. The Company
estimates that such expenses for fiscal 1997 will approximate $700,000 although there can be no assurance that such expenses will not exceed that amount. Of such amount, approximately $300,000 will be applied to developing the mass manufacture housing prototype for the medical application of the Company's technology in the detection and monitoring of infant jaundice, approximately $100,000 will be applied to completing the hand-held, less expensive version of the Colormate(TM) II System, $100,000 will be applied to fabricate molds for each of the foregoing prototypes, and $200,000 will be applied to the Company's ongoing research and development efforts.


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


LIQUIDITY AND CAPITAL RESOURCES


FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

      In 1996, the Company continued to experience significant negative net cash flows from operating activities. Net cash flows from operating activities decreased by $1,030,300 in 1996 as compared to 1995, primarily due to the increase in net loss associated with the Company's preparation and filing of its

FDA application.

      Cash flows from financing activities increased to $7,387,800 from $3,773,800 in 1996 as compared to 1995, primarily attributable to proceeds from the 1996 Debenture Offering and the exercise of Warrants.

      The Company has applied a substantial portion of the proceeds of the 1995 Private Placement and 1996 Debenture Financing to begin implementation of its long-range business plan for commercialization of its technologies for medical applications in diagnosing certain diseases, including the preparation of the FDA application and the related patent applications. See "Business--Possible Future Developments." In this regard, the Company has hired FDA and governmental regulatory consultants (in addition to legal counsel) to assist in obtaining hospital and regulatory clearances for such medical applications and is currently compiling foreign regulatory approvals of commercial use of its technology for the diagnosis and monitoring of Bilirubin disease. The Company anticipates that any initial penetration of the medical marketplace will be accomplished through relationships with specialized distributors, rather than through a direct sales force.

      Management believes that if its proposed marketing plans for non-medical applications of its technology are successful, then it will generate revenues from fees from the licensing of the Intellectual Properties and leasing of the Colormate(TM) II System Units, sales of swatch packs, consulting fees, and sales of cosmetics, although there can be no prediction or assurance as to which or any of these potential revenue sources will be successful. However, since consummation of the IPO, the Company's marketing of its Intellectual Properties, Products and Colormate(TM) II Systems in the beauty aid industry have resulted in immaterial revenues.

      As of December 31, 1996, management expects that the Company will have sufficient liquidity at least until April 1, 1998, even if no revenues from operations are generated. If the Company is able to profitably market its Intellectual Properties, the Colormate(TM) II System and Products and the Colormate(TM) III, the Company would use any cash flow obtained from operations, and may seek additional debt or equity financing, to further support and expand its operations. There can be no assurance that the Company will not require additional funding. If the Company has not been able to attract additional future financing at such point in time it may have to cease operations.

ITEM 7.    FINANCIAL STATEMENTS

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page

      Independent Auditors' Report..........................................32

      Consolidated Balance Sheets as of December 31, 1996 and 1995..........33

      Consolidated Statements of Operations for the years ended
       December 31, 1996 and 1995...........................................34

      Consolidated Statements of Changes in Stockholders' Equity as of
       December 31, 1996 and 1995...........................................35

      Consolidated Statements of Cash Flows for the years ended
       December 31, 1996 and 1995...........................................36

      Notes to Consolidated Financial Statements............................37

                         INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Chromatics Color Sciences International, Inc.


      We have audited the consolidated balance sheets of Chromatics Color Sciences International, Inc. and subsidiary as of December 31, 1996 and 1995 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chromatics Color Sciences International, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered significant losses from operations since 1990, which together with other factors, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The ability of management to successfully license the Colormate(TM) II units and the Company's proprietary technology, market the related products and obtain financing to meet anticipated cash needs cannot be determined at this time. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                          WISS & COMPANY, LLP

Livingston, New Jersey
February 19, 1997

 CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                                                December 31,
                                                                ------------
                                                              1996        1995
                                                              ----        ----

ASSETS

CURRENT ASSETS:

 Cash and equivalents                                   $5,352,400  $1,827,400
 Accounts receivable, less allowance for doubtful
  accounts of $10,000 in 1996 and $17,800 in 1995           87,400     315,700
 Inventories                                               223,400     291,600

 Prepaid expenses and other current assets                  89,200      98,800
                                                        ----------  ----------
   Total Current Assets                                  5,752,400   2,533,500

Colormate(TM) II UNITS, LESS ACCUMULATED
   DEPRECIATION OF $26,000 (1996) AND $16,800 (1995)       674,000     683,200

PROPERTY AND EQUIPMENT, LESS ACCUMULATED
   DEPRECIATION OF $155,300 (1996) AND $86,900 (1995)      293,700     210,600

OTHER ASSETS                                                27,400      62,600
                                                        ----------  ----------
                                                        $6,747,500  $3,489,900
                                                        ==========  ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

 Notes payable - collateralized by equipment            $   10,000  $   14,400
 Notes payable to related party                            326,000     341,700
 Accounts payable and accrued expenses:
   Attorneys and accountants                               269,700     107,400
   Consultants                                              65,600      10,100
   Trade                                                   109,700     120,100
 Security Deposits                                          10,500       6,000
                                                        ----------  ----------
     Total Current Liabilities                             791,500     599,700
                                                        ----------  ----------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE CLASS A PREFERRED STOCK,
   PAR VALUE $.01 PER SHARE:
   Authorized - 1,400,000 shares
   Issued and outstanding - 1,380,000 shares
   at par and redemption value                              13,800      13,800
                                                        ----------  ----------
STOCKHOLDERS' EQUITY
 Common Stock, par value $.001 per share:
   Authorized - 25,000,000 shares
   Issued and outstanding - 7,168,730 (1996) and
   4,661,936 (1995) shares                                   7,200       4,700
 Capital in excess of par value                         15,370,300   7,864,700
 Accumulated deficit                                    (9,435,300) (4,993,000)
                                                        ----------  ----------
     Total Stockholders' Equity                          5,942,200   2,876,400
                                                        ----------  ----------
                                                        $6,747,500  $3,489,900
                                                        ==========  ==========


                See accompanying notes to financial statements.


         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Year Ended December 31,
                                                             ------------------------
                                                                 1996          1995
                                                              ----------   ----------
REVENUES:
   Lease, license and service contracts                       $   66,100   $  167,000
   Interest income                                               220,800      117,800
   Other                                                             500        3,100
                                                              ----------   ----------
                                                                 287,400      287,900
                                                              ----------   ----------
COSTS AND EXPENSES:
   Food and Drug Administration ("FDA")
     medical application expenses                              1,281,500      207,000
   Patent application costs (including
     $100,000 of FDA related costs and
     $282,300 of research and development costs in 1996)         382,300      111,000
   Research and development costs                                194,400      419,500
   General and administrative:
     Compensation - officers and employees                       810,500      556,100
     Consultants                                                 205,900      238,500
     Legal fees                                                  296,300      215,000
     Accounting fees                                              51,600       51,100
     Rent and storage                                            195,400      189,000
     Insurance                                                   195,800      175,500
     Travel and entertainment                                     25,900       83,300
     Repairs and maintenance                                      85,100       57,000
     Depreciation and amortization                               178,600       52,900
     Bad debt expense                                            257,700       42,900
     Payroll taxes                                                80,000       61,700
     Stock administrative fees                                    52,500       28,300
     Interest                                                     65,900       28,600
     Other                                                       370,300      264,800
                                                              ----------   ----------
                                                               4,729,700    2,782,200
                                                              ----------   ----------
NET LOSS                                                      $4,442,300   $2,494,300
                                                              ==========   ==========
 WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES AND EQUIVALENTS OUTSTANDING                          5,825,006    4,231,600


                                                              ==========   ==========
NET LOSS PER SHARE                                            $     0.76         0.59
                                                              ==========   ==========






                See accompanying notes to financial statements.

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                        COMMON STOCK              Capital
                                                                --------------------------       in Excess
                                                                NUMBER OF            PAR           of            Accumulated
                                                                  SHARES            VALUE       Par Value           Deficit
                                                                ---------         --------      ----------       -----------

BALANCES, DECEMBER 31, 1994                                      2,783,900     $      2,800     $  4,114,300      $ (2,498,700)

Year Ended December 31, 1995:
   Net Loss                                                           --               --               --          (2,494,300)
   Exercise of options to purchase 52,312 shares
     at $1.53 per share each by CEO and Vice
     President less aggregate payment of 36,588 shares              68,036              100             (100)             --
   Exercise of options to purchase 10,000 shares                    10,000             --             22,500              --
   Proceeds from private placement offering
     costs of $770,200                                           1,800,000            1,800        3,728,000              --
                                                              ------------     ------------     ------------      ------------
BALANCES, DECEMBER 31, 1995                                      4,661,936            4,700        7,864,700        (4,993,000)

Year Ended December 31, 1996:

   Net Loss                                                           --               --               --          (4,442,300)
   Exercise of stock options and warrants                          715,785              700        2,946,000              --
   Conversion of convertible debentures

     into  common stock                                          1,791,009            1,800        4,329,200              --
   Contribution of "short swing" profit
     under SEC rules                                                  --               --            230,400              --
                                                              ------------     ------------     ------------      ------------
BALANCES, DECEMBER 31, 1996                                      7,168,730     $      7,200     $ 15,370,300      $ (9,435,300)
                                                              ============     ============     ============      ============


                  See accompanying notes to financial statements.

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Year Ended December 31,
                                                          ------------------------
                                                              1996          1995
                                                          ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                              $(4,442,300)   $(2,494,300)
    Adjustments to reconcile net loss to
     net cash flows from operating activities:

     Depreciation and amortization                           178,600         52,900
     Provisions for losses on accounts receivable              7,800         42,900
     Provision for slow moving inventories                   100,000           --
     Changes in operating assets and liabilities:

      Accounts receivable                                    220,500       (146,400)
      Inventories                                            (31,800)       (10,500)
      Prepaid expenses and other current assets                9,600         (5,500)
      Other assets                                            34,400        (27,300)
      Accounts payable and accrued expenses                  207,400        (93,300)
      Other                                                    4,500            500
                                                         -----------    -----------
          Net cash flows from operating activities        (3,711,300)    (2,681,000)
                                                         -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                      (151,500)      (123,700)
                                                         -----------    -----------
          Net cash flows from investing activities          (151,500)      (123,700)
                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of common stock net of
related cost                                               7,407,100      3,864,100
   Payments of notes payable from related parties            (14,900)       (86,400)
   Payments of notes payable                                  (4,400)        (3,900)
                                                         -----------    -----------
          Net cash flows from financing activities         7,387,800      3,773,800
                                                         -----------    -----------
NET CHANGE IN CASH AND EQUIVALENTS                         3,525,000        969,100

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                  1,827,400        858,300
                                                         -----------    -----------
CASH AND EQUIVALENTS, END OF PERIOD                      $ 5,352,400    $ 1,827,400
                                                         ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION

   Interest paid                                         $    39,600    $    28,600
                                                         ===========    ===========
   Income taxes paid                                     $      --      $      --
                                                         ===========    ===========


                See accompanying notes to financial statements.

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1  -- Nature of Business and Summary of Significant Accounting Policies:

         Since its formation in 1984, the Company has been principally engaged in research and development and licensing activities. The Company's business encompasses all of the risks inherent in the establishment of a new business enterprise, including a limited operating history with significant competition possessing substantially greater resources. Current and future operations also depend upon the continued employment of certain key executives, the ability to further commercialize its proprietary technology and products and the Company's ability to obtain sufficient revenues and/or outside financing.

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

         At December 31, 1996, most of the inventory of the Company's products is in excess of current requirements based on the recent level of sales. The Company had not sold its new line of cosmetics because the manufacturer has had trouble color matching certain shades to be scientifically claimable for the Company's scientifically color coordinated cosmetics line. The Company believes it will be ready to ship in the third quarter of 1997. Management believes a $100,000 loss will be incurred on the disposition of this inventory and has provided for such loss in 1996.

         Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions have been eliminated in the consolidation.

         Colormate(TM) II Systems - In connection with a license with Avon Products, Inc. ("Avon"), Avon paid approximately $4,600,000 to purchase color measurement instruments and related equipment for its use during the term of the license period. Due to missing and damaged units, Avon and the Company executed mutual releases at the termination of the lease on June 24, 1991 with the principal effect that the Company received 1,947 units of which 1,400 were useable and not in need of significant repair. For accounting purposes, the $700,000 estimated fair value of the Nonproprietary equipment (based upon an independent appraisal of the complete units with allowances for the lack of a verifiable used equipment market, varying usage, the need for refurbishment and similar factors) was recorded as an asset ("Colormate(TM) II Units"). The 1,700 useable units of nonproprietary equipment were received in the form of (i) 1,400 complete units valued at $500 per unit and (ii) 300 complete units in need of significant repair that were assigned zero value. No valuation of the Proprietary portion of the units or of the additional 247 unusable units returned by Avon was performed.

         Depreciation - Depreciation on a straight-line basis over 5 years commences upon initial rental of the Colormate(TM) II System Units. The Company continually evaluates the life and carrying amount of such equipment in light of current conditions. Given present conditions, it is reasonably possible that the Company's estimate that it will recover the carrying amount from future operations may change in the near term, but the Company currently believes it is more likely than not that writedown for impairment will not be necessary. For assessing whether a writedown is necessary, management compares the greater of the estimated undiscounted net future revenues and a current appraisal with the carrying amount of this specialized equipment.

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1  -- Nature of Business and Summary of Significant Accounting Policies:
           (continued)


         Lease, License and Service Revenues - Lease, license and service revenues consist of short term contracts relating to the Colormate(TM) II System Units reported on a straight-line basis over the terms of the contracts.

         Inventories - Inventories are stated at the lower of first-in, first-out cost or market.

         Property and Equipment - Property and equipment are stated at cost. Depreciation is computed using principally the straight-line method over estimated useful lives of 5 to 7 years.

         Patent Application Costs - Patent application costs are expensed as incurred.

         Reclassification - Certain amounts previously reported have been reclassified to conform to current year presentation.

         Cash Equivalents - The Company considers certificates of deposit, money market funds and all other highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         Financial Instruments - Financial instruments include cash and equivalents, accounts receivable, other assets, accounts payable, accrued expenses and long-term debt. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information available to management as of December 31, 1996. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

         Concentration of Credit Risk/Major Customers - The Company maintains its cash balances in a money market fund and financial institutions insured by the Federal Deposit Insurance Corporation to a maximum of $100,000. At December 31, 1996, the Company had uninsured cash balances of approximately $5,000,000. The Company generated approximately 39% and 17% of its revenues from IMS in 1996 and 1995, respectively, and 31% of its 1995 revenues from Perfect Look.

         Loss Per Share - Loss per common share was based upon the number of common shares and equivalents outstanding. Options and Warrants are excluded as losses have been incurred. The 900,000 common shares into which the preferred shares may be convertible are being excluded from primary earnings (loss) per share until either the Company's earnings before interest, income taxes and extraordinary items exceed $20,000,000 (excluding the effects of business combinations) for two consecutive calendar years, or the closing bid price exceeds $46.67 for 30 consecutive trading days at any time prior to January 1, 1998. Fully diluted earnings per share will be reported in future years when such conditions are reasonably possible of occurrence and the effect results in a material dilution of earnings per share; if non-cumulative preferred dividends are declared, they will reduce earnings per share.

         Employee Stock Options - The Company measures compensation cost for stock options issued to employees using the intrinsic value method which recognizes compensation expense to the extent the current fair market value of Common Stock exceeds the exercise price of the option. Had the fair market value method (which values the option based upon its fair market value at the date of grant) been used, pro forma net loss would have been $4,866,000 ($0.84 per share) in 1996 and $2,633,800 ($0.62 per share) in 1995.

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 --Management's Plans to Overcome Operating and Liquidity Difficulties:

         Since 1989, the Company has incurred losses from operations and net cash outflows from operations and has owned Colormate(TM) II units since June 1991 whose ultimate recoverability depends upon the Company's future marketing success. The Company expects to license its patents and proprietary technology, rent its equipment and market its related services and products to ultimately overcome these difficulties. In the event the Colormate(TM) II units and related proprietary technology are not successfully leased/licensed and/or the products are not successfully marketed in the future, the principal effect may be a substantial writedown of their book value.

         Management expects that the Company will have sufficient liquidity at least until April 1, 1998 even if no revenues from operations are generated and no additional financing is obtained. If the Company is able to profitably market its Intellectual Properties, Colormate(TM) II System and Products, the Company would use any cash flow obtained from operations, and may seek additional debt or equity financing, to further support and expand its operations.


Note 3 --Litigation:

         In May 1994, the Company entered into a five year distributorship agreement beginning in July 1994 with Perfect Look Distribution, Ltd., ("Perfect Look") under which Perfect Look was to act through June 1996 as the exclusive distributor in the United Kingdom of the Company's Colormate(TM) II System Units and Products. On January 10, 1995, the Company sued Perfect Look and two of its principals (collectively "Perfect Look") in New York State Supreme Court for breach of contract, seeking monetary damages and injunctive relief. On September 26, 1996, the parties entered into a Settlement Agreement whereby the Company received $7,513 and three Colormate(TM) II units and related materials were returned to the Company.

Note 4 --Related Party Transactions, Commitments and Contingencies:

         Rent - The Company rents facilities for $1,545 per month, plus occupancy costs, from Darby Simpson Macfarlane, principal stockholder, and David Macfarlane, who rent the facilities at the same amount. The Company also paid Mr. and Mrs. Macfarlane approximately $9,800 in 1996 and $6,000 in 1995 for use of their personal residence as an office.

         Related Party Transactions - Mrs. Macfarlane's employment agreement entitles her to receive a bonus payment of 33% of the first million of the Company's net recovery from the Avon lawsuit over $2,000,000. In connection with the Avon Settlement and her employment agreement, Mrs. Macfarlane is to receive $361,200, of which $98,800 has been paid. The remaining $262,400 is currently payable and accrues interest at the rate of 10% per annum. In addition, Mrs. Macfarlane is due $12,100 for unpaid salary which is currently payable without interest. Royalties and notes payable to related party also include unpaid royalties of $26,100 incurred through December 31, 1996.

         On April 10, 1995 the Company hired Arthur Guiry as its new president at an annual salary of $200,000 through April 10, 2000. In addition, Mr. Guiry received an aggregate of 200,000 incentive stock and non-qualified options at an exercise price of $3.375, expiring April 10, 2000. The options vest at the rate of 66,666 per year commencing April 10, 1996 and will not be exercisable in whole or in part until

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 --Related Party Transactions, Commitments and Contingencies:
         (continued)


         April 10, 1996. The shares underlying such options are subject to a two-year lockup which expires April 10, 1997.

         On August 21, 1995 the Company entered into employment contracts with two new Engineering employees for salaries aggregating $130,000 annually, through August 21, 1998.

         Agreement in Israel - In April 1992, the Company granted an exclusive license in Israel, during the term of the Agreement, for the use of its color science technology, Colormate(TM) systems and software. In August 1994, the option to extend the Agreement was extended until the end of April 1995 for an additional leasing and license fee. The option to extend the Agreement was not subsequently exercised. Consequently, the option has been extended on a month-to-month basis.

         Employment Agreements - As part of the public offering, Mr. and Mrs. Macfarlane entered into five year employment agreements.

         Lease - The Company leases its main facilities under an operating lease cancelable by the Company with three months' notice. The lease provides for monthly minimum rental charges of approximately $13,000 plus occupancy costs. The lease expires March 31, 1998. Rent expense and storage charges were $221,000 and $189,000 in 1996 and 1995, respectively.

Note 5 --Income Taxes:

         For income tax purposes, the Company uses the modified cash basis of accounting and provides depreciation on all present property and equipment including Colormate(TM) II Systems commencing July 1, 1991 using the declining balance method (cumulative temporary differences at December 31, 1996 were $150,000).

         At December 31, 1996, the Company had net operating loss carryforwards of approximately $8,390,000 for Federal income tax. SFAS 109 requires the recording of a deferred tax asset of approximately $2,852,000 and the recording of a valuation allowance of an equal amount when it is more likely than not that the deferred tax asset will not be realized; however, if and when the valuation allowance is reduced, the tax benefit will reduce the provision for income taxes.

         For federal income tax purposes the net operating tax loss carryforwards expire through December 31, 2011.

Note 6 --Capital Stock and Options:

         Preferred Stock - The Company's shares of Class A Convertible Preferred Stock are entitled to non-cumulative dividends, if declared, at $.001 per annum. In the event either the Company's earnings before interest, income taxes and extraordinary items exceed $20,000,000 (excluding the effects of business combinations) for two consecutive calendar years, or the closing bid price exceeds $46.67 for 30 consecutive trading days at any time prior to January 1, 1998, each share of Class A Preferred Stock shall be convertible into .6521739 shares of Common Stock. Such shares shall otherwise be called for redemption during 120 days following December 31, 1997 at $.01 per share plus any declared but unpaid dividends.

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 --Capital Stock and Options:

         Stock Option Plan - The Company has a 1992 Stock Option Plan which currently provides for options to purchase up to 1,000,000 shares of Common Stock. The Plan provides for the granting of incentive stock options to all employees and non-incentive stock options to all employees and certain consultants at an exercise price equal to at least the fair market value of a share of Common Stock at the date of grant for incentive options (other than for the holders of more than 10% of the outstanding Common Stock which must be at least 110% of the fair market value on the date of grant) and at least 85% of the fair market value on the date of grant for non-incentive options. Stock options are generally exercisable in 33-1/3% annual increments commencing one year after the date of grant and generally expire five years after the date of grant.

         Outstanding options under the 1992 Stock Option Plan are summarized as follows:

                                              Year Ended December 31,

                                                   1996            1995
                                                  -----           -----
         Outstanding options at beginning
           of year                                682,500       249,624
         Options granted                          757,500       547,500
         Options exercised                        125,000       114,624
                                            ---------------   ----------------
         Options outstanding at year end        1,315,000       682,500
                                            ===============   ================
         Option price per share            $4.125 to $4.375   $2.50 to $4.4375
                                            ===============   ================
         Expiration dates                     June 1999 to December 2001


         At December 31, 1996 outstanding Warrants to purchase one share of Common Stock are as follows:


     Holder           Number of Warrants   Exercise Price     Expiration Date

To the public
 and the bridge
 financing investors     1,046,200             $5.00           August 5, 1997
Placement Agent          1,710,000              2.50           (see below)

     Warrants held by the public and the bridge financing investors are subject to a call for redemption under certain conditions. On January 6, 1997, the original expiration date of all such warrants was extended from February 5, 1997 to August 5, 1997. Between the dates of January 1 and February 19, 1997, the Company received approximately $217,000 from the exercise of Warrants. In addition to the above, in May 1996 the IPO underwriter exercised its options to purchase 115,000 units consisting of one share of Common Stock and one warrant to purchase one share of Common Stock at an exercise price of $6.00 per share.

     The Agent Warrants expire as follows: (i) 708,000 Agent Warrants issued on January 6, 1995 expire January 6, 2002; (ii) 86,000 Agent Warrants issued on March 13, 1995 expire March 13, 2002; (iii) 440,000 Agent Warrants issued on May 4, 1995 expire May 4, 2002; and (iv) 476,000 Agent Warrants issued on June 8, 1995 expire June 8, 2002.

     In March 1996, the holder of 75,000 Private Investor warrants converted such Warrants to Common Stock at an exercise price of $2.50 per share, pursuant to the terms of the Warrants.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                   PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.



DIRECTORS AND EXECUTIVE OFFICERS


      The following table sets forth information concerning each of the directors and executive officers of the Company:

      Name                     Age              Position
      ----                     ---               --------

Darby Simpson Macfarlane       52          Director, Chairperson of the Board,
                                           Chief Executive Officer,
                                           Assistant Treasurer

Arthur Guiry                   57          President

David Kenneth Macfarlane       50          Director, Vice President, Research
                                           and Development

Leslie Foglesong               41          Director, Secretary and Treasurer


      Mrs. Macfarlane co-founded the Company in March 1984. She has been Chairperson of the Board, Chief Executive Officer, Assistant Treasurer and a director of the Company since formation and also served in the capacity of President until April 9, 1995. Prior to such time, Mrs. Macfarlane was the co-founder in 1974 of Personalized Colors, Inc. Commencing in 1978, Mrs. Macfarlane and her husband led and directed the Company's research and development and mass-manufacturing efforts of the color science technology, instrumentation and cosmetic and related products now used by the Company.

      Mr. Macfarlane co-founded the Company and is also one of the primary inventors of the patented technologies used in the Colormate(TM) II System. In addition, Mr. Macfarlane developed the manufacturing, technical and engineering specifications necessary to have miniaturized and mass manufactured the Colormate(TM) II System. Mr. Macfarlane has been Vice President, Research and Development, and a director of the Company since formation. Prior to 1984, Mr. Macfarlane held a variety of executive positions with finance, sales, marketing, research and development and manufacturing companies in Europe, South Africa and the United States, including International Technical Research and Development, Ltd., and Trumach, Inc.

      Leslie Foglesong has been the Secretary, Treasurer and a director of the Company since its formation.

      From January 1, 1995 to March 1995, Mr. Arthur Guiry provided consulting services to the Company in connection with the marketing of the Company's medical applications for its technology. On April 10, 1995, Mr. Guiry commenced his duties as President of the Company under a five year employment agreement between the Company and Mr. Guiry which provides Mr. Guiry an annual base salary of $200,000 plus an aggregate of 200,000 options to purchase shares of the Company's Common Stock under the Company's 1992 Stock Option Plan. Mr. Guiry has held positions as an executive in sales for divisions of Bristol-Myers, Smith & Nephew Ltd. and Solzer for the past 18 years. He also holds a physics degree from Manhattan College.

      Darby Simpson Macfarlane and David Kenneth Macfarlane are the founders of the Company and, as such, may be deemed "promoters" of the Company as those terms are defined in the rules and regulations promulgated under the Securities Act. There is no family relationship among any other directors or executive officers of the Company.

      The Company has agreed with the placement agent of the Company's 1995 Private Placement that they will have the option of selecting a designee of the placement agent to the Company's Board of Directors for a period of five years following the completion of the 1995 Private Placement. The Company will use its best efforts to elect such designee of the placement agent. To date, the placement agent has not requested that the Company elect such designee.

      Directors are elected annually by the shareholders and hold office until the next annual meeting and until their respective successors are elected and qualified. Executive officers are elected by the Board of Directors, serve at the direction of the Board and hold office until their respective successors are elected and qualified.


SCIENTIFIC ADVISERS AND CONSULTANTS

      The Company relies on the services of certain consultants.

      The Company has a consulting agreement with Dr. Fred W. Billmeyer, Jr., Professor Emeritus at Rensselaer Polytechnic Institute, a color scientist and recognized expert in the color science field for more than 40 years. Dr. Billmeyer has published numerous books and articles on the field of color science. The consulting agreement with Dr. Billmeyer provides that Dr. Billmeyer will provide color consulting services to the Company at a fee of $125 per hour, plus travel expenses. Such services would include providing advice and supervisory assistance in connection with any further research and development, modification, enhancement or marketing activity relating to the Colormate(TM) II System and Intellectual Properties in specific applications and assisting in obtaining patent protection for the unpatented Intellectual Properties. To the extent Dr. Billmeyer renders any services as an expert witness in the field of color science in any litigation involving the Company, the Company has agreed to pay him a fee of $250 per hour therefor. In addition, Dr. Billmeyer is entitled to receive a royalty in the amount of 2% of the selling price less the cost of manufacture of any device sold by the Company. In 1996, the Company paid Dr. Billmeyer $50,075.

      The Company has entered into a three year consulting agreement when terminated in February 1996 with George Teichner, a shareholder of the Company, under which he agreed to provide financial and accounting services and for which he was paid $50,000 in 1996.

The Company employed consultants and temporary personnel for various purposes such as the FDA application, engineering, research and development associated with the Bilirubin Project during fiscal year 1996. These consultants and temporary personnel were paid $650,684 in the aggregate.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The Company became subject to the reporting requirements of Section 13 of the Exchange Act on February 5, 1993 and, accordingly, the Company's officers, directors and greater than 10 percent beneficial owners were subject to the reporting requirements of Section 16(a) of the Exchange Act during the year ended December 31, 1993. The Company believes that except as described below, during the fiscal year ended December 31, 1996, all filing requirements under
Section 16(a) applicable to its officers, directors and greater than ten percent beneficial owners were complied with on a timely basis.

      Janssen/Meyers Associates, L.P., a direct beneficial owner of more than 10 percent of the Company's Common Stock, Meyers Janssen Securities Corporation, Bruce Meyers and Peter Janssen, each as indirect beneficial owners of more than 10 percent of the Company's Common Stock by virtue of ownership of Janssen/Meyers Associates, L.P. and Meyers Janssen Securities Corporation, as applicable, failed to file on a timely basis a number of Form 4s with respect to certain transactions in the Company's securities.

      Darby S. Macfarlane and David Kenneth Macfarlane each failed to file on a timely basis one Form 4 with respect to one option grant. Leslie Foglesong failed to file on a timely basis two Form 4s with respect to two separate option grants. Filings on Form 4 with respect to these transactions have since been made for Mr. Macfarlane, Mrs. Macfarlane and Ms. Foglesong.

Item 10. Executive Compensation

Summary Compensation Table

      The following table summarizes all compensation awarded to, earned by, or paid to, the Company's executive officers for services rendered in all capacities to the Company for the fiscal years ended December 31, 1994, 1995 and 1996. See "Certain Relationships and Related Transactions" for information with respect to the shares of Preferred Stock issued to Mrs. Macfarlane in 1992 in consideration of her transfer to the Company of certain intellectual properties, and "Description of Properties" regarding certain payments made to her by the Company for office space.



                                                                    Long-Term     All Other
                     Annual Compensation                          Compensation   Compensation
                     -------------------                          ------------   ------------
                                                                     Awards
                                                                     ------
 Name and
 Principal                               Salary        Bonus          Options
 Position                     Year        ($)            ($)            (#)
 --------                     ----        ---            ---            ---
Darby S. Macfarlane,          1994       125,000              0            0    85,000(1)
  Chief Executive Officer     ----
                              1995       125,037              0            0    26,689(2)
                              ----
                              1996       125,000         20,000      300,000
                              ----

Arthur Guiry, President       1995       168,101(4)                        0         0
                              1996      $200,000                           0         0

David Kenneth Macfarlane,     1994       100,000              0            0         0
  Vice President,             1995       114,034(5)           0            0         0
  Research and Development    1996       125,000          4,500      200,000         0

Leslie Foglesong,             1994        75,000              0       10,000
  Secretary and Treasurer     1995        75,000              0       50,000
                              1996        75,000        103,650      100,000



----------------------

(1) Represents payment pursuant to Mrs. Macfarlane's employment agreement, under which she is entitled to receive 33% of the first $1,000,000 of the Company's net recovery in excess of $2,000,000 from the Avon lawsuit.

(2) Represents interest payments pursuant to the $262,400 balance owed to Mrs. Macfarlane pursuant to the Avon Settlement.

(3) Includes $23,000 of fees paid to Mr. Guiry in 1995 as a consultant prior to his employment as President.

(4)  Includes $14,000 of fees paid to Mr. Macfarlane in 1995 as a consultant.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR END OPTION VALUE TABLE


      The following table sets forth information with respect to stock options exercised during the fiscal year ended December 31, 1996 and the value at December 31, 1996 of unexercised stock options held by the Chief Executive
Officer:

                                                                     Value of
                                                                    Unexercised
                                                     Number of     In-the-Money
                                                    Unexercised     Options
                                                      Fiscal       at Fiscal
                                                     Year-End      Year-End(2)
                                                     --------      -----------
                         Shares
                       Acquired on     Value       Exercisable/    Exercisable/
                        Exercise     Realized(1)   Unexercisable   Unexercisable
Name                       (#)           ($)              #              $
----                    --------     -----------   -------------   -------------
Darby Simpson             40,000     210,000         0/300,000            NA/O
Macfarlane
Arthur Guiry(3)              N/A         N/A    66,666/133,334  75,000/150,000
David Kenneth             40,000     330,000         0/200,000            NA/O
Macfarlane
Leslie Foglesong          20,000      73,750    50,000/100,000   10,000/18,750




---------------------------

(1) Based on the fair market value of securities underlying the options minus the exercise price of the options. On January 26, 1996, Mrs. Macfarlane exercised an option to purchase 40,000 shares of Common Stock at an exercise price of $2.50. On April 23, 1996, Mr. Macfarlane exercised an option to purchase 40,000 shares of Common Stock at an exercise price of $2.50 per share.

(2) Based on the fair market value of securities underlying the options minus the exercise price of the options at the fiscal year end. At December 31, 1996 (the last business day of the fiscal year), the closing bid price of the Common Stock on NASDAQ was $4.50.


(3) As of March 20, 1997, 133,334 options were exercisable.


COMPENSATION OF DIRECTORS

    Directors who are not salaried employees of the Company do not receive any compensation or reimbursement of expenses for their attendance at Board of Directors' meetings.


EMPLOYMENT AGREEMENTS

    The Company has entered into separate employment agreements with each of Darby Simpson Macfarlane and David Kenneth Macfarlane, providing for Mrs. Macfarlane's employment as Chief Executive Officer and for Mr. Macfarlane's employment as Vice President, Research and Development. The agreements with Mrs. and Mr. Macfarlane provide for current annual base salaries of $125,000 and $125,000, respectively, subject to annual increases at the discretion of the board of directors. In addition, Mrs. Macfarlane's agreement provides for a bonus payment of 33% of the first million of the Company's net recovery in excess of $2,000,000 from the Avon Litigation. Mrs. Macfarlane is to receive $361,200, of which $98,800 has been paid. The remaining $262,400 is currently payable and accrues interest at the rate of 10% per annum.

Under the agreements, the Company is obligated to provide Mr. Macfarlane with $300,000 and Mrs. Macfarlane with a $500,000 term life insurance policy and disability insurance. The Company maintains key man life insurance on each of Mrs. and Mr. Macfarlane in the amount of $1,000,000.

    The agreements provide for the payment of termination benefits by the Company if employment thereunder is terminated (i) by the Company for any reason other than death, disability or "cause" as set forth therein, or (ii) by reason of death or disability. If Mr. or Mrs. Macfarlane's employment is terminated by the Company for any reason other than death, disability or "cause," the Company is required by each agreement to pay to the terminated employee an amount equal to the greater of (a) the aggregate base salary payable for the remainder of the employment period of the agreement and (b) the aggregate base salary payable thereunder for two years, plus, in each case, an amount not less than any bonus granted by the Board of Directors of the Company to the employee in the year immediately preceding the year in which termination occurred. If the employee's employment is terminated by reason of death or disability, the Company is required to pay to Mrs. Macfarlane and Mr. Macfarlane, as applicable, an amount equal to two years aggregate base salary in the case of Mrs. Macfarlane, and one year's base salary in the case of Mr. Macfarlane, plus in each case an amount not less than the pro rata portion of any bonus granted to the employee in the year immediately preceding the year in such termination occurs.

    The Company has entered into a five year employment agreement, commencing on

April 10, 1995, with Arthur Guiry providing for Mr. Guiry to serve as President of the Company. The agreement provides for an annual base salary of $200,000, subject to annual increases at the discretion of the Board of Directors, plus options to purchase an aggregate of 200,000 shares of Common Stock at an exercise price of $3.375 per share under the Company's 1992 Stock Option Plan. Mr. Guiry shall be entitled to an annual bonus subject to the discretion of the Board of Directors. The Company, at its option, can maintain key-man insurance on Mr. Guiry in the amount of $1,000,000.

    The agreement provides for the payment of termination benefits by the Company if employment thereunder is terminated by the Company for any reason other than death, disability, "cause" as set forth therein, or voluntary resignation. If Mr. Guiry's employment is terminated by the Company for any reason other than death, disability, "cause," or voluntary resignation, the Company is required to pay to Mr. Guiry an amount equal to the aggregate base salary for the remainder of the employment period plus an amount equal to the bonus granted for the year immediately preceding the year in which such termination occurs. If Mr. Guiry's employment is terminated by reason of death, disability, cause or voluntary resignation, he will not receive any other compensation besides accrued salary through the date of such termination and an amount equal to the pro rata portion of any bonus granted for the year immediately proceeding the year in which such termination occurs.

    The Company has entered into separate five year employment agreements commencing on August 21, 1995, with Arthur Rocco and Mark Harwood, providing for each to serve as an engineer of the Company (the "Agreements"). Mr. Rocco's agreement provides for an annual base salary of $75,000 per annum, subject to annual increases at the discretion of the Board of Directors, plus options to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $2.6875 per share under the Company's 1992 Stock Option Plan. Mr. Harwood's agreement provides for an annual base salary of $55,000 per annum, subject to annual increases at the discretion of the Board of Directors, plus options to purchase an aggregate of 20,000 shares of Common Stock at an exercise price of $2.6875 per share under the Company's 1992 Stock Option Plan.

    The Agreements provide for the payment of termination benefits by the Company if employment thereunder is terminated by the Company for any reason other than death, disability, "cause" as set forth therein, or voluntary resignation. If employment is terminated by the Company for any reason other than death, disability, "cause," or voluntary resignation, the Company is required to pay an amount equal to the aggregate base salary for the remainder of the employment period. If employment is terminated by reason of death, disability, "cause," or voluntary resignation, no compensation will be received other than accrued salary through the date of such termination.

    All of the agreements described above prohibit disclosure of proprietary and confidential information regarding the Company and its business to anyone outside the Company both during and subsequent to employment and provide certain non-competition and non-solicitation restrictions on the employee for the duration of employment with the Company, and for one year thereafter.

Item 11.     Security Ownership of Certain Beneficial Owners and Management.

    The following table sets forth, as of March 25, 1997, the beneficial ownership of the Common Stock: (i) by each stockholder known by the Company to beneficially own more than 5% of the Common Stock; (ii) by each director of the Company; (iii) by the Company's Chief Executive Officer; and (vi) by all executive officers and directors of the Company as a group. Except as otherwise indicated below, each named beneficial owner has sole voting and investment power with respect to the shares of Common Stock listed.


     Name and Address of           Amount and Nature of
     Beneficial Owner              Beneficial Ownership     Percent of Class
     ----------------              --------------------     ----------------

     Darby Simpson Macfarlane (1)           2,090,813            24.1%
     10 Old Jackson Avenue, #28
     Hastings-on-Hudson, NY 10706

     David Kenneth Macfarlane (2)           2,090,813            24.1%
     10 Old Jackson Avenue, #28
     Hastings-on-Hudson, NY 10706

     Leslie Foglesong (3)                      50,000                *
     116 Lafayette Avenue
     Brooklyn, NY 11217

     Mellon Bank Corporation (4)            1,035,000            11.9%
     One Mellon Bank Center
     Pittsburgh, PA 15258

     Janssen-Meyers Associates, L.P. (5)    1,641,100            18.9%
     17 State Street
     New York, NY 10001

     All directors and executive officers   2,140,813            24.5%
     as a group (3 persons) (6)

----------------------------
*     Less than one percent

(1) Includes all of the 1,380,000 issued and outstanding shares of the Company's redeemable Convertible Preferred Stock owned by Mrs. Macfarlane.

(2) Includes the 1,380,000 issued and outstanding shares of the Company's redeemable Convertible Preferred Stock owned by Mrs. Macfarlane, and the 710,813 issued and outstanding shares of the Company's Common Stock beneficially owned by Mrs. Macfarlane.


(3) Includes 50,000 shares issuable upon the exercise of options which are exercisable within the next 60 days.

(4) Includes indirect beneficial ownership of the holdings of two subsidiaries, Mellon Bank N.A. and the Dreyfus Corporation.

(5) Based on Amendment No. 17 to Form 13D dated February 11, 1997. Includes 1,570,626 shares issuable upon the exercise of Warrants which are exercisable within the next 60 days.

(6) Includes 50,000 shares issuable upon the exercise of options which are exercisable within the next 60 days and 1,380,000 issued and outstanding shares of the Company's redeemable Convertible Preferred Stock.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      If (i) the Company's earnings for any two consecutive calendar years during the period commencing on March 18, 1992 and ending on December 31, 1997 exceeds $20,000,000 or (ii) the closing bid price of the Common Stock has been at least $46.67 on 30 consecutive trading days at any time commencing on February 5, 1993 and ending on December 31, 1997, each outstanding share of Preferred Stock shall be converted into 0.6521739 shares of Common Stock, subject to adjustment for stock-split, stock dividends, reclassification or other combinations or subdivisions. If neither condition is satisfied by December 31, 1997, the Preferred Stock shall be redeemed by the Company at a price of $0.01 per share, plus any declared but unpaid dividends.

     Since August 1990, the Company has occupied office space leased from Darby Simpson Macfarlane. The Company pays Mr. and Mrs. Macfarlane $1,500 per month under the lease (representing their actual lease cost for such premises). For each of the years ended December 31, 1996 and 1995, the Company paid Mr. and Mrs. Macfarlane $18,000 in connection with such lease. In addition, the Company also paid Mrs. Macfarlane approximately $6,000 for the years ended December 31, 1996 and 1995, respectively, for the use of her residence as the principal executive offices of the Company. See "Description of Property."

      Accrued royalties under the prior license arrangements were $147,200 at December 31, 1992. $80,000 of this amount was paid to Pink & Peach Computer Corp. from the proceeds of the IPO, $41,100 of this amount was paid to Pink & Peach Computer Corp. in 1996 and the balance of $26,100 is currently due and payable.

      In connection with the Avon Settlement and Mrs. Macfarlane's employment agreement, Mrs. Macfarlane is to receive $361,200 from the proceeds from the Avon Settlement, of which $98,800 has been paid. The remaining $262,400 is currently payable and accrues interest at the rate of 10% per annum. In addition, Mrs. Macfarlane is due $12,100 for unpaid salary, which is currently payable without interest.

      Management believes that each of the transactions described above were obtained on terms at least as favorable as could have been obtained from unaffiliated third parties. In the case of the Intellectual Property transfers and the issuance of stock for past due salary or repayment of loans involving Mrs. Macfarlane, the properties and services contributed to the Company could not have been obtained elsewhere, and in the case of all the other loan transactions referred to above, the Company was unable to obtain financing from other sources on better terms despite attempts to do so.


ITEM 13.    EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)   Exhibits:

Number      Description of Document

 3.1 Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 33-54256), filed on November 5, 1992, as amended
            (The "Registration Statement")).

3.1.1 Certificate of Amendment to the Certificate of Incorporation of the Company regarding the change of the Company's name (incorporated by reference to Exhibit 3.1.1 to the Registration Statement).

+3.1.2 Certificate of Amendment to the Certificate of Incorporation of the Company increasing the authorized number of shares for issuance and increasing the number of shares of Preferred Stock

 3.2        By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the
            Registration Statement).

 4.1 Specimen form of the Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement).

 4.2 Specimen form of Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement).

 4.3 Form of Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Registration Statement).

+4.3.1      Amendment to Warrant Agreement.











10.1*       Form of Employment Agreement between the Company and Darby Simpson
            Macfarlane (incorporated by reference to Exhibit 10.1 to the Registration Statement).

10.2*       Form of Employment Agreement between the Company and David Kenneth
            Macfarlane (incorporated by reference to Exhibit 10.2 to the Registration Statement).

10.3*       Form of Consulting Agreement between the Company and George
            Teichner; Letter Agreement between the Company and George Teichner in respect of Consulting Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement).

10.4*       Consulting Agreement, dated February 25, 1992, between the Company and
            Dr. Fred W. Billmeyer, Jr. (incorporated by reference to Exhibit 10.4 to the Registration Statement).

10.6 Form of Indemnity Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.6 to the Registration Statement).

10.12       Know-How Agreement, dated September 3, 1992, between the Company,
            Darby Simpson Macfarlane and David Kenneth Macfarlane (incorporated by reference to Exhibit 10.12 to the Registration Statement).

10.13 Assignment, dated September 3, 1992 from Darby Simpson Macfarlane to the Company regarding Intellectual Property (incorporated by reference to Exhibit 10.13 to the Registration Statement).

**10.14     Agreement, dated April 16, 1992, between the Company and IMS
            Cosmetics, Inc. (incorporated by reference to Exhibit 10.14 to the Registration Statement).

10.15       Form of Consulting Agreement with Investors Associates, Inc.
            (incorporated by reference to Exhibit 10.15 to the Registration
            Statement).

10.16*      Consulting Agreement between the Company and Edmund Vimond
            (incorporated by reference to Exhibit 10.16 to the Registration
            Statement).

10.17       The Patent relating to Method for Selecting Personal Compatible
            Colors (incorporated by reference to Exhibit 10.18 to the Registration Statement).

10.18       The U.S. Patent relating to Method for Selecting Personal Compatible

            Colors.

10.19       The U.S. Patent relating to Method and Instrument of Selecting
            Personal Compatible Colors.

10.20       The Australian Patent relating to Method of Selecting Personal
            Compatible Color.

10.21       The European Community Patent relating to Method of Selecting
            Personal Compatible Color.

10.22 Assignment, dated October 30, 1992, between Darby Simpson Macfarlane and the Company relating to the Avon litigation (incorporated by reference to Exhibit 10.19 to the Registration Statement).

10.23       Know-How Assignment, dated October 30, 1992, from Pink & Peach
            Computer Corp. to the Company (incorporated by reference to Exhibit
            10.20 to the Registration Statement).

10.24 1992 Stock Option Plan (incorporated by reference to Exhibit 10.23 to the Registration Statement).

10.25       Form of Warrant Solicitation Agreement between the Company and
            Investors Associates, Inc. (incorporated by reference to Exhibit 10.24 to the Registration Statement).

10.27       Consulting Agreement dated January 6, 1995, between the Company and
            Janssen-Meyers Associates, L.P.








10.28       Warrant Agreement dated January 6, 1995, between the Company and
            Janssen-Meyers Associates, L.P.

10.29       Warrant Agreement dated March 13, 195, between the Company and
            Janssen-Meyers Associates, L.P.

22          Subsidiaries of the Company (incorporated by reference to Exhibit 22 to the Company's Post Effective Amendment No. 1 on Form SB-1 to the
            Registration Statement filed on January 11, 1994).





-----------------------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit.

** Confidential treatment has been requested with respect to certain information contained in this agreement.

+     Filed herewith.

(b)   Reports on Form 8-K:
      --------------------

      Form 8-K, dated March 22, 1996, announcing the Letter of Intent between the Company and Fiberoptic Medical Products, Inc.

      Form 8-K, dated April 9, 1996, announcing the expiration of the Letter of Intent between the Company and Fiberoptic Medical Products, Inc.

      Form 8-K, dated May 6, 1997, announcing the Company's filing of two Registration Statements on Form S-3 (Nos. 333-3818 and 333-3820).

                                     SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.

      By: /s/ Darby S. Macfarlane         Date: March 28 1997
          --------------------------            -------------
          Darby S. Macfarlane,
          Chief Executive Officer


      By: /s/ Leslie Foglesong            Date: March 28 1997
          --------------------------            -------------
          Leslie Foglesong,
          Treasurer
          (chief financial and
          accounting officer)

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      By: /s/ Darby S. Macfarlane         Date: March 28 1997

          --------------------------            -------------
          Darby S. Macfarlane,
          CEO; Chairman of the Board;
          Director

      By: /s/ David K. Macfarlane         Date: March 28 1997
          --------------------------            -------------
          David K. Macfarlane,
          Vice President, Research &
          Development; Director

      By: /s/ Leslie Foglesong            Date: March 28, 1997
          --------------------------            --------------
          Leslie Foglesong,
          Secretary; Treasurer; Director