Form 10KSB/A
period 1996-12-31
CHROMATICS COLOR SCIENCES INTERNATIONAL INC
filed 1997-04-03
CIK 892495

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB A

(Mark One)

/X/ Annual report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

         For the fiscal year ended December 31, 1996

/ / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                  to

         Commission file number   0-21168

                  CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.
                 (Name of Small Business Issuer in Its Charter)

             NEW YORK                                 13-3253392
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
  Incorporated or Organization)

   5 East 80th Street, New York, NY                      10021
(Address of Principal Executive Offices)               (Zip Code)

                                 (212) 717-6544
                 (Issuer's Telephone Number, Including Area Code

      Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.001 per share
                                (Title of Class)

                         Common Stock Purchase Warrants
                                (Title of Class)

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

         Documents incorporated by reference:        None

        (All page references refer to the Company's Form 10-KSB filed with the Commission on April 1, 1997)

1. The fourth full paragraph appearing on page 5 is replaced in its entirety by the following paragraph:

         "The Colormate(TM) II System can also be used to perform Chromaticity Studies of various product lines in manufactured or applied forms (e.g., hair coloring, hosiery, other cosmetic lines) on behalf of licensees. The Colormate(TM) II System was used in this capacity for Avon, and was test marketed in this capacity for Hanes, Clairol and Regis, and is currently being used in this capacity in tests being conducted for IMS. This capability permits the organization of the licensee's products into scientific color categories so that the consumer can be assisted with proper color coordination within the licensee's product line."

2. The first paragraph of "Proposed Marketing Program" appearing on page 9 is replaced in its entirety by the following paragraphs:

         "The Company's marketing plan for the beauty salon and beauty-related business markets initially focused on direct marketing by the Company through commissioned sales representatives and indirect marketing through independent distributors. The Company now believes, based on its prior experience with regional distributors, that, in order to achieve any significant penetration in these markets, it will be necessary for the Company to establish relationships with larger distributors having substantial sales forces and a national presence. The pricing, revenue sharing or other terms on which it may establish relationships with distributors will likely result in lower operating margins on such sales than on sales effected through commissioned sales representatives.

         The Company will seek to market by establishing relationships with national distributors or other companies that it believes could effectively market and/or utilize the Company's technology and Intellectual Property for medical applications following FDA clearances in the United States, as well as in the cosmetics, beauty aid, hair and fashion industries and for industrial applications. These relationships could take the form of lease/license arrangements, marketing and distribution arrangements, joint ventures or acquisitions."

3. The last paragraph appearing on page 15 is replaced in its entirety by the following paragraph:

         "The Company filed its application with the FDA under the 510(k) procedure in November, 1996. The company promptly responded to certain FDA inquiries regarding the usages of certain "substantially equivalent" devices in January and February of 1997. The FDA is continuing its review of the Company's 510(k) submission to date. While any 510(k) submission or PMA application is pending at the FDA, commercial marketing in the United States of the Company's medical applications and methods would be prohibited. If, prior to the completion of the FDA's review process, the Company's proposed products do not qualify for the 510(k) procedure and are required to undergo the PMA procedure, or if any required clearances or approvals are delayed or denied, sales of the

Company's proposed medical devices would be prohibited during the period the Company does not have such clearances or approvals."

4. The fourth paragraph appearing on page 29 is replaced in its entirety by the following paragraph:

         "The Company incurred research and development expenses primarily consisting of compensation of officers, employees and consultants of $194,400 and $419,500 for fiscal years 1996 and 1995, respectively. The Company estimates that such expenses for fiscal 1997 will approximate $700,000 although there can be no assurance that such expenses will not exceed that amount. Of such amount, approximately $300,000 will be applied to developing the mass manufacture housing prototype for the medical application of the Company's technology in the detection and monitoring of infant jaundice, approximately $100,000 will be applied to completing the hand-held, less expensive version of the Colormate(TM) II System, $100,000 will be applied to fabricate molds for each of the foregoing prototypes, and $200,000 will be applied to the Company's ongoing research and development efforts."

5. The table appearing on page 45 is replaced in its entirety by the following table:

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


                                                                                        Long-Term            All Other
                                               Annual Compensation                    Compensation          Compensation
                                               -------------------                    ------------          ------------
                                                                                         Awards
                                                                                         ------
Name and
Principal                                                   Salary          Bonus        Options
Position                                    Year             ($)              ($)          (#)
                                            ----            -----           -------      -------

Darby S. Macfarlane,                        1994           125,000              0              0              85,000(1)
  Chief Executive Officer                   ----
                                            1995           125,037              0              0              26,689(2)
                                            ----
                                            1996           125,000         20,000          300,000
                                            ----

Arthur Guiry, President                     1995           168,101(3)                          0                   0
                                            1996           200,000                             0                   0

David Kenneth Macfarlane,                   1994           100,000              0              0                   0
  Vice President,                           1995           114,034(4)           0              0                   0
  Research and Development                  1996           125,000          4,500          200,000                 0

Leslie Fogelsong,                           1994            75,000              0           10,000
  Secretary and Treasurer                   1995            75,000              0           50,000
                                            1996            75,000        103,650(5)       100,000

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

(5)  Includes 1995 bonus not paid until 1996.

6. Note 6 to Consolidated Financial Statements is amended to show that the Company's Stock Option Plan provides for options to purchase 2,000,000 shares.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.

         By: /s/ Darby S. Macfarlane                  Date:    April 2, 1997
             ----------------------------------------          -------------
                  Darby S. Macfarlane,
                  Chief Executive Officer



         By: /s/ Leslie Foglesong                     Date:    April 2, 1997
             ----------------------------------------          -------------
                  Leslie Foglesong,
                  Treasurer
                  (chief financial and accounting officer)

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         By: /s/ Darby S. Macfarlane                  Date:    April 2, 1997
             ----------------------------------------          -------------
                  Darby S. Macfarlane,
                  CEO; Chairman of the Board;
                  Director

         By: /s/ David K. Macfarlane                  Date:    April 2, 1997
             ----------------------------------------          -------------
                  David K. Macfarlane,
                  Vice President, Research & Development;
                  Director

         By: /s/ Leslie Foglesong                     Date:    April 2, 1997
             ----------------------------------------          -------------
                  Leslie Foglesong,
                  Secretary; Treasurer; Director