Form 10QSB
period 1997-03-31
CHROMATICS COLOR SCIENCES INTERNATIONAL INC
filed 1997-05-15
CIK 892495

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended  March 31, 1997

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                     EXCHANGE ACT

         For the transition period from ________________  to  ________________

                      Commission file number     0-21168


                CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.
      (Exact name of small business issuer as specified in its charter)

                NEW YORK                               13-3253392

    (State or Other Jurisdiction of                (I.R.S. Employer
     Incorporation or Organization)              Identification Number)

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

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by court.    Yes      No

N/A


                     APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock: 7,322,987
                                                     Warrants:        1,160,815

                       PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                                              March 31, 1997      December 31, 1997
                                                                               --------------      -----------------
                                                                                (unaudited)            (Note 1)
                                  ASSETS
CURRENT ASSETS:
     Cash and equivalents                                                        $  4,674,400       $  5,352,400
     Accounts receivable, less allowance for doubtful accounts of $0
     and $10,000 in 1997 and 1996, respectively                                        92,400             87,400
     Inventories                                                                      223,600            223,400
     Prepaid expenses and other assets                                                 94,400             89,200
                                                                                 ------------       ------------
        Total Current Assets                                                        5,084,800          5,752,400

COLORMATE(TM) II UNITS, LESS ACCUMULATED
     DEPRECIATION OF $28,200 (1997) AND $26,000 (1996)                                671,800            674,000

PROPERTY AND EQUIPMENT, AT COST LESS ACCUMULATED
     DEPRECIATION OF $177,500 (1997) AND $155,300 (1996)                              342,700            293,700

OTHER ASSETS                                                                           31,300             27,400
                                                                                 ------------       ------------
                                                                                 $  6,130,600       $  6,747,500
                                                                                 ============       ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable - collateralized by equipment                                 $      8,800       $     10,000
     Notes payable to related party                                                   311,800            326,000
     Accounts payable and accrued expenses:
        Attorneys and Accountants                                                     324,300            269,700
        Consultants                                                                    14,600             65,600
        Trade                                                                         169,000            109,700
     Security deposits                                                                  9,000             10,500
                                                                                 ------------       ------------
        Total Current Liabilities                                                     837,500            791,500
                                                                                 ------------       ------------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CLASS A PREFERRED STOCK,
     PAR VALUE $.01 PER SHARE:
        Authorized - 1,400,000 Shares

        Issued and outstanding - 1,380,000  Shares
           At par and redemption value                                                 13,800             13,800
                                                                                 ------------       ------------

STOCKHOLDERS' EQUITY (DEFICIENCY):
     Common Stock, par value $.001 per share:
        Authorized - 50,000,000 shares
        Issued and outstanding - 7,313,504 (1997)
           and 7,168,730 (1996)                                                         7,300              7,200
     Capital in excess of par value                                                15,750,700         15,370,300
     Accumulated deficit                                                          (10,478,700)        (9,435,300)
                                                                                -------------      -------------
        Total Stockholders' Equity                                                  5,279,300          5,942,200
                                                                                -------------       ------------
                                                                                $   6,130,600      $   6,747,500
                                                                                =============      =============


         See accompanying notes to consolidated financial statements.

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                      ---------------------------------
                                                                                           1997             1996
                                                                                          ------           -----
Revenues:

  Lease, license and service contracts                                                   $    1,500      $    36,300
  Interest income                                                                            56,900           18,200
  Other                                                                                         300              100
                                                                                        -----------      -----------
                                                                                             58,700           54,600
                                                                                        -----------      -----------
COSTS AND EXPENSES:
  Food and Drug Administration ("FDA")
     medical application expenses                                                           344,200          217,700
  Patent application costs (including $66,200 of
  FDA related costs and $56,900 of research
  and development costs in 1997)                                                            123,100           21,100
  Research and development costs                                                             55,100           45,500
  General and administrative:
     Compensation of officers and employees                                                 192,800          191,700
     Compensation of consultants                                                             45,500           44,700
     Legal fees                                                                              53,000          104,900
     Accounting fees                                                                         13,600           18,000
     Rent and storage                                                                        52,900           54,800
     Insurance                                                                               52,500           51,700
     Travel and entertainment                                                                 4,000           13,000
     Repairs and maintenance                                                                 28,500           27,100
     Depreciation and amortization                                                           25,200           17,200
     Payroll taxes                                                                           31,200           32,600
     Stock administration fees                                                                9,100            7,600
     Other                                                                                   64,600           62,600
     Interest                                                                                 6,800            7,000
                                                                                       --------------    -----------
                                                                                          1,102,100          917,200
                                                                                        -----------      -----------
NET LOSS                                                                               $  1,043,400       $  862,600
                                                                                       ============       ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES AND EQUIVALENTS OUTSTANDING                                               7,253,957        4,760,300
                                                                                       ============       ==========

NET LOSS PER SHARE                                                                     $       0.14       $     0.18
                                                                                       ============       ==========



         See accompanying notes to consolidated financial statements.

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (UNAUDITED)


                                                              Common Stock
                                                  --------------------------------------
                                                      Number of                             Capital in Excess       Accumulated
                                                  Shares Outstanding       Par Value          of Par Value            Deficit
                                                  ------------------       ---------        ------------------      ------------
Balances, December 31, 1996                               7,168,730         $  7,200           $  15,370,300        $  (9,435,300)

  Three Months Ended March 31, 1997:

     Net Loss                                                    --               --                      --           (1,043,400)

     Exercise of warrants at $2.50 per share                144,374              100                 360,800                   --

     Exercise of warrants at $5.00 per share                    400               --                   2,000                   --

     Gain on account of "short swing" profits
     under Section 16 of the Securities
     Exchange Act of 1934                                      --                 --                  17,600                   --
                                                   ----------------         --------           -------------       --------------

Balances, March 31, 1997                                  7,313,504         $  7,300           $  15,750,700       $  (10,478,700)
                                                      =============         ========           =============       ==============


         See accompanying notes to consolidated financial statements.

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                           Three Months Ended March 31,
                                                                      ---------------------------------------
                                                                           1997                      1996
                                                                      --------------           --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                            $  (1,043,400)           $    (862,600)
  Adjustments to Reconcile Net Loss to Net
   Cash Flows From Operating Activities:
   Depreciation and Amortization                                             25,200                   17,200
   Changes in Operating Assets and Liabilities:
    Accounts Receivable                                                      (5,000)                 (33,000)
    Inventories                                                                (200)                    (400)
    Prepaid Expenses and Other Assets                                        (5,200)                 (43,400)
    Other Assets                                                             (3,900)                  (4,700)
    Accounts Payable and Accrued Expenses                                    61,400                   97,000
                                                                       ------------            -------------
        Net Cash Flows From Operating Activities                           (971,100)                (829,900)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of Property and Equipment                                       (72,000)                 (17,200)
                                                                       ------------            -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Exercise of Options                                              --                  182,500
  Proceeds from Exercise of Warrants                                        362,900                  514,600
  Short Swing Profits                                                        17,600                   83,700
  Payments of Notes Payable to Related Parties                              (14,200)                      --
  Deferred Financing Costs                                                       --                  (18,400)
  Notes Payable - Collateralized by Equipment                                (1,200)                  (1,000)
                                                                       ------------           --------------
        Net Cash Flows from Financing Activities                            365,100                  761,400
                                                                       ------------           --------------

NET CHANGE IN CASH AND EQUIVALENTS                                         (678,000)                 (85,700)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                 5,352,400                1,827,400
                                                                      -------------           --------------
CASH AND EQUIVALENTS, END OF PERIOD                                   $   4,674,400           $    1,741,700
                                                                      =============           ==============

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest Paid                                                       $         200           $        4,500
                                                                      =============           ==============
  Income Taxes Paid                                                   $          --           $           --
                                                                      =============           ==============



         See accompanying notes to consolidated financial statements.

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -- Basis of Presentation:

         Nature of Report -- The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's Form 10-KSB for the fiscal year ended December 31, 1996 and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in cash flows, for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

         Footnotes -- Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 1996.

         Estimates and Uncertainties -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results, as determined at a later date, could differ from those estimates.

         At March 31, 1997, most of the inventory of the Company's products is in excess of current requirements based on the recent level of sales. In addition, the Company has not sold its new line of cosmetics because the manufacturer has experienced difficulties in color matching certain shades to be scientifically claimable for the Company's scientifically color coordinated cosmetics line. Pending availability of the new line, the Company has ceased active marketing of its prior existing cosmetics line and Swatch Packs. The Company believes the new cosmetics will be ready to ship in the third quarter of 1997, although there can be no assurance. Management believes a $100,000 loss will be incurred on the disposition of inventory and provided for such loss in 1996.

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

         Possible Impairment -- Depreciation on a straight-line basis over five years commences upon initial rental of the Colormate(TM) II System units. The Company continually evaluates the life and carrying amount of such equipment in light of current conditions. Given present conditions, it is reasonably possible that the Company's estimate that it will recover the carrying amount from future operations may change in the near term, but the Company currently believes it is more likely than not that write-down for impairment will not be necessary. For assessing whether a write-down is necessary, management compares the greater of the estimated undiscounted net future revenues and an annual appraisal with the carrying amount of this specialized equipment.

         Operating Difficulties -- Since 1989, the Company has incurred losses from operations and net cash outflows from operations, and has owned Colormate(TM) II units since June 1991 whose ultimate recoverability depends upon the Company's future marketing success. The Company expects to license its patents and proprietary technology, rent its equipment and market its related services and products to ultimately overcome these difficulties. In the event the Colormate(TM) II units, Colormate(TM) III units (pending FDA approval in the United States) and related proprietary technology are not successfully leased/licensed and/or the products (pending completion of their new cosmetics line) are not successfully marketed in the future, the principal effect may be a substantial write-down of the book value of such units.

         Management expects that the Company will have sufficient liquidity at least until April 1, 1998, even if no revenues from operations are generated. If the Company is able to profitably market its Intellectual Properties, Colormate(TM) II System, new cosmetics line and products and, pending FDA approval in the United States, the Colormate(TM) III, the Company would use any cash flow obtained from operations, and may seek additional debt or equity financing, to further support and expand its operations. The Company's Colormate(TM) II System and Colormate(TM) III System will be marketed interchangeably as the only differences between the two are design and power supply improvements. There can be no assurance that the Company will not require additional funding. If the Company has not been able to attract additional future financing, at such point in time, it may have to cease operations.


         Colormate(TM) II Systems -- In connection with a license with Avon Products, Inc. ("Avon"), Avon paid approximately $4,600,000 to purchase color measurement instruments and related equipment for its use during the term of the license period. Due to missing and damaged units, Avon and the Company executed mutual releases at the termination of the lease on June 24, 1991 with the principal effect that the Company received 1,947 units of which 1,400 were useable and not in need of significant repair. For accounting purposes, the $700,000 estimated fair value of the nonproprietary equipment (based upon an independent appraisal of the complete units with allowances for the lack of a verifiable used equipment market, varying usage, the need for refurbishment and similar factors) was recorded as an asset ("Colormate(TM) II Units"). The 1,700 useable units of nonproprietary equipment were received in the form of (i) 1,400 complete units valued at $500 per unit and (ii) 300 complete units in need of significant repair that were assigned zero value. No valuation of the proprietary portion of the units or of the additional 247 unusable units returned by Avon was performed.

Item 2.  Management's Discussion and Analysis

         The following is intended to update the information contained in the Company's Form 10-KSB for the year ended December 31, 1996 (the "Form 10-KSB") and presumes that readers have access to, and will have read, Management's Discussion and Analysis contained in the Form 10-KSB.

         Except for the historical information contained herein, certain of the matters discussed are forward-looking statements that involve material risks to and uncertainties in the Company's business which may cause actual results to differ materially from those anticipated by the statements made below. Such risks and uncertainties include, among other things, the availability of any needed financing, the Company's ability to implement its long range business plan for various applications for its technologies, the obtaining of and compliance with regulatory approvals applicable to proposed application of the Company's technology, the impact of competition, the management of growth, and other risks and uncertainties that may be detailed from time to time in the Company's reports filed with the Securities and Exchange Commission, including those set forth in the Form 10-KSB.

Overview

         Since inception, the Company has been principally engaged in the research and development of the Intellectual Properties and the Colormate(TM) II System for the application of scientific color measurement principles to the classification of human skin and the classification and color-oriented organization of various color sensitive consumer products such as cosmetics, hair color, hosiery, fashion, print and textiles. The Company from time to time has also been engaged in test marketing the Intellectual Properties, Colormate(TM) II System and Products in the beauty aid and fashion industries, marketing them in the cosmetics industry, and in cooperation with Mt. Sinai Hospital, New York, New York, since 1988 has conducted clinical research studies for the non-invasive detection and monitoring of Bilirubin infant jaundice.

         The Company has furthered implementation of its long-range plans to exploit certain medical applications for its technology. In this regard, in 1996, the Company filed its application with the FDA for certain medical applications of its technologies and in 1996 developed the working prototype of the Colormate(TM) III for such medical applications.

         The Company has incurred significant losses from operations since 1990. The Company has incurred significant research and development and marketing expenses and, prior to consummation of its IPO in February 1993, negative shareholders' equity. The Company also has not achieved significant operating revenues since the conclusion in 1991 of its attempt to market Products in the cosmetic and beauty aid industries in a national sales program (the "Avon Project") with Avon Products, Inc. ("Avon"). Pending completion of its new line of cosmetics, the Company has ceased active marketing of its prior existing cosmetics line and Swatch Packs. See Note 1 of Notes to Financial Statements. The foregoing factors raise substantial doubt as to the Company's ability to continue as a going concern and have made it difficult for the Company to obtain credit on commercial terms, market its products and attract licensees.

         The Company has financed its operations through (i) private placements of its securities, which generated an aggregate of $1,167,500 (including $620,400 from Darby Simpson Macfarlane) from 1988 through 1992 (excluding the Bridge Financing, which was repaid with proceeds of the IPO), (ii) collaborative research and development arrangements with licensees, (iii) cash receipts from lease and licensing agreements, which generated in the aggregate $8,386,200 from inception through December 31, 1992, including $6,944,200 in the period from January 1, 1988 to December 31, 1992 (primarily attributable to the Avon Project), (iv) loans from private investors and certain shareholders which aggregated $549,000 in 1991 and 1992 (excluding $775,000 in a bridge financing effected in September and October 1992 (the "Bridge Financing")), (v) the IPO,
(vi) private placements of securities from October 1994 to June 1995 (which have generated gross proceeds of $4,500,000 and net proceeds of $3,729,800), and
(vii) the 1996 Debenture Offering which raised net proceeds of approximately $4,200,000. In addition, during 1996, the Company received an aggregate of $2,738,925 from exercise of its Warrants and $207,500 from the exercise of stock options. From January 1, 1997 to March 31, 1997, the Company received an aggregate of $362,900 from exercise of its Placement Agent and Public Warrants.

         Since 1990, limited revenues have been derived from licenses, leases, service contracts and Product sales to several beauty-related businesses, testing and laboratory fees from potential licensees evaluating the Company's technology, and from an exclusive licensing and lease contract with IMS Cosmetics Inc. In fiscal year 1996, the Company generated approximately 39% of its lease, license and service contract revenues from IMS. From December 31, 1990 until the IPO, the Company had been primarily engaged in (a) pursuing the Company's litigation against Avon, (b) developing and testing further applications of the Intellectual Properties and Colormate(TM) II Systems, such as the clinical research studies for medical applications, and (c) obtaining additional financing to support marketing of the Company's Intellectual

Properties, systems, Products and related services.

         The Company's ability to generate revenues in the future will depend on its success in marketing its Intellectual Properties, the related Chromaticity Study capabilities, the Colormate(TM) II System and (pending completion of the new cosmetics line) its products. In addition, pending FDA approval (which cannot be assured) the Company's future ability to generate revenues in the United States will depend on successful marketing of the Company's technology in medical applications. If such marketing is not successful in the future, the principal effect may be a substantial write-down of the book value of the Colormate(TM) II System Units and a substantial impairment of the Company's capital resources and ability to obtain any future financing, which would result in a substantial diminution in the value of an investment in the Company. There can be no assurance the Company will be able to timely place such units or identify alternative markets. See Note 2 of Notes to Financial Statements.

Results of Operations

         The Company incurred net losses of $1,043,400 and $862,600 for the three-month periods ended March 31, 1997 and 1996, respectively, as revenues received have not been significant relative to the Company's expenses incurred in implementing its business plan. Although loss per share decreased by $0.04 in the 1997 quarter compared to the 1996 quarter, the 1997 quarter was favorably impacted by an increase of 2,493,657 weighted average number of shares outstanding. The dollar increase in such losses in the 1997 period as compared to the 1996 period is primarily attributable to the Company commencing implementation of its long-range business plan to seek commercial applications of its intellectual properties and technologies in the medical field including an increase in costs and expenses regarding FDA regulatory applications, patent applications and other general costs and expenses. The loss was partially offset by interest income attributable to proceeds of the 1996 Debenture financing. The Company believes that the level of expenses relating to the FDA application and the related patent application will not be recurring in the future and that any future expenses incurred in connection with its FDA application will be significantly less than the amount incurred in 1996, although no assurance can be given of such result.

         The Company estimates that research and development expenses (excluding compensation expenses for officers, employees and long-term consultants) for fiscal 1997 will approximate $700,000 although there can be no assurance that such expenses will not exceed that amount. Of such amount, approximately $300,000 will be applied to developing the mass manufacture housing prototype for the medical application of the Company's technology in the detection and monitoring of infant jaundice, approximately $100,000 will be applied to completing the hand held, less expensive version of the Colormate(TM) II System, approximately $100,000 will be applied to fabricate molds for each of the foregoing prototypes, and approximately $200,000 will be applied to the Company's ongoing research and development efforts. There can be no assurance that such amounts will be sufficient to accomplish completion of such projects.


         A decrease in the Company's revenue from lease, license and service contracts also contributed to the increase in the 1997 three-month period net loss as compared to the 1996 three-month period net loss. Such revenues decreased as the Company has focused its resources on implementation of its long-range business plan for medical applications of its technologies. The Company believes that sales in the 1997 three-month period were also adversely affected by ongoing delays in manufacturing certain color shades of the Company's new line of cosmetic products for its Colormate(TM) II system (which delays were attributable to finalizing color formulations). The Company anticipates the new cosmetics will be ready to ship in the third quarter of 1997 although there can be no assurance of this. See Note 1 of Notes to Financial Statements.

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

Liquidity and Capital Resources

         Assets decreased by $616,900 in the first quarter of 1997 as compared to fiscal 1996, primarily attributable to a decrease in cash and cash equivalents. Current liabilities increased by $46,000 in the first quarter of 1997 compared to fiscal 1996, primarily attributable to increased accounts payable to attorneys and accountants, as well as increased trade payables.

         As indicated in the Company's Statements of Cash Flows, the Company continued to experience significant negative net cash flows from operating and investing activities in the quarter ended March 31, 1997. The 1997 increase in cash outflows from operating activities is primarily attributable to the increase in the Company's net loss. Cash flows from financing activities during the 1997 quarter principally represent $362,900 from the exercise of Warrants and $17,600 of "short swing" profits paid to the Company in accordance with the Securities Exchange Act of 1934. Cash flows from financing activities in the 1996 period principally represent the receipt of proceeds from the exercise of Warrants and certain of the Company's outstanding options and $83,700 of "short swing" profits paid to the Company in accordance with the Securities Exchange Act of 1934.

         The Company has applied a substantial portion of the proceeds from the

1995 Private Placement and 1996 Debenture Financing to begin implementation of its long-range business plan for commercialization of its technologies for medical applications in diagnosing certain diseases, including the preparation of the FDA application and the related patent applications. In this regard, the Company hired FDA and governmental regulatory consultants (in addition to legal counsel) to assist in obtaining regulatory clearances for commercial use of its technology for the detection and monitoring of Bilirubin infant jaundice. The Company is in the process of responding to FDA comments on the application. The Company anticipates that any initial penetration of the medical marketplace will be through the use of specialized distributors, rather than a direct sales force.

         In addition, the Company applied proceeds of the 1995 Private Placement and 1996 Debenture Financing to the development of a mass manufacture prototype for medical applications and development of a mass manufacture prototype for hand held Colormate(TM) II System Unit, salaries of new personnel including a new president, salespersons and support staff marketing expenses, working capital, additional prototype research and development and to fund ongoing operations.

         Management believes that if its proposed marketing plans for nonmedical applications of its technology are successful, then it will generate revenues from fees from the licensing of the Intellectual Properties and leasing of the Colormate(TM) II System Units, consulting fees, and sales of cosmetics, although there can be no prediction or assurance as to which or whether any of these potential revenue sources will be successful. In 1996 and for the first three months of 1997, such licensing, leasing and sales yielded an immaterial level of revenue, primarily because the Company devoted its resources to the Bilirubin Project and because the Company's new cosmetics line is not yet available.

         Management expects that the Company will have sufficient liquidity at least until April 1, 1998, even if no revenues from operations are generated. If the Company is able to profitably market its Intellectual Properties, Colormate(TM) II System and Products, and the Colormate(TM) III (pending FDA approval in the United States), the Company would use any cash flow obtained from operations, and may seek additional debt or equity financing, to further support and expand its operations. The Company's Colormate(TM) II System and Colormate(TM) III System will be marketed interchangeably as the only differences between the two are design and power supply improvements. There can be no assurance that the Company will not require additional funding. If the Company has not been able to attract additional future financing at such point in time and/or successfully market its products and technologies, it may have to cease operations.

                         PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

         None.

Item 2. Changes in Securities

         None.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

         (a)      15 - Letter on unaudited interim financial information

         (b)      Reports on Form 8-K.
                  None.

                                EXHIBIT INDEX

Exhibit No.       Document                                                Page
-----------       --------                                                ----
15                Letter on Unaudited Interim Financial Information       13
27                Financial Data Schedule                                 14

                                  SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.

Date:  May 15, 1997                     /s/ Darby S. Macfarlane
                                        -----------------------
                                             Darby S. Macfarlane
                                             Chief Executive Officer

Date:  May 15, 1997                     /s/ Leslie Foglesong
                                        --------------------
                                             Leslie Foglesong
                                             Treasurer and Chief Financial and
                                             Principal Accounting Officer