Form 10QSB
period 1997-06-30
CHROMATICS COLOR SCIENCES INTERNATIONAL INC
filed 1997-08-14
CIK 892495

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  June 30, 1997
                                         -------------
[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                            EXCHANGE ACT

     For the transition period from __________________ to _________________

                       Commission file number 0-21168
                                              -------

                CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.
-----------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


            NEW YORK                                   13-3253392
-----------------------------------------------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

                 5 East 80th Street, New York, New York 10021
-----------------------------------------------------------------------------
                    (Address of principal executive offices)


                                (212) 717-6544
-----------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


-----------------------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common Stock:     7,448,987
         Warrants:         1,159,815

                       PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                             June 30, 1997    December 31, 1996
                                             -------------    -----------------
                                              (unaudited)          (Note 1)

                 ASSETS

CURRENT ASSETS:
  Cash and equivalents                         $  3,790,200        $  5,352,400
  Accounts receivable, less allowance for
   doubtful accounts of $0 and $10,000 in
   1997 and 1996, respectively                       92,400              87,400
  Inventories                                       223,300             223,400
  Prepaid expenses and other assets                 122,600              89,200
                                               -------------       -------------
     Total Current Assets                         4,228,500           5,752,400

COLORMATE(TM) UNITS, LESS ACCUMULATED
  DEPRECIATION OF $30,500 (1997) AND
  $26,000 (1996)                                    669,500             674,000

PROPERTY AND EQUIPMENT, AT COST LESS
  ACCUMULATED DEPRECIATION OF $201,500 (1997)
  AND $155,300 (1996)                               330,700             293,700

OTHER ASSETS                                         27,800              27,400
                                               -------------       -------------
                                               $  5,256,500        $  6,747,500
                                               =============       =============

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Notes payable - collateralized by equipment  $      7,600        $     10,000
  Notes payable to related party                    310,100             326,000
  Accounts payable and accrued expenses:
   Attorneys and Accountants                        483,800             269,700
   Consultants                                       46,500              65,600
   Trade                                            145,000             109,700
  Security deposits                                   9,000              10,500
                                               -------------       -------------
     Total Current Liabilities                    1,002,000             791,500
                                               -------------       -------------

COMMITMENTS AND CONTINGENCIES


REDEEMABLE CLASS A PREFERRED STOCK,
 PAR VALUE $.01 PER SHARE:

   Authorized - 1,400,000 Shares
    Issued and outstanding - 1,380,000  Shares
     At par and redemption value                     13,800              13,800
                                               -------------       -------------

STOCKHOLDERS' EQUITY (DEFICIENCY):
 Common Stock, par value $.001 per share:
   Authorized - 50,000,000 shares
    Issued and outstanding - 7,385,004 (1997)
     and 7,168,730 (1996)                             7,400               7,200

 Capital in excess of par value                  15,931,600          15,370,300
 Accumulated deficit                            (11,698,300)         (9,435,300)
                                               -------------       -------------
     Total Stockholders' Equity                   4,240,700           5,942,200
                                               -------------       -------------
                                               $  5,256,500        $  6,747,500
                                               =============       =============

         See accompanying notes to consolidated financial statements.

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)

                                                                  Three Months Ended                Six Months Ended
                                                                      June 30,                          June 30,
                                                                ------------------                ----------------
                                                                  1997        1996                1997         1996
                                                                  ----        ----                ----         ----
REVENUES:
  Lease, license and service contracts                    $        --    $    28,200        $     1,500    $    64,600
  Interest income                                              48,700         50,700            105,700         69,000
  Other                                                           500           (600)               800           (500)
                                                          ------------   ------------       ------------   ------------
                                                               49,200         78,300            108,000        133,100
                                                          ------------   ------------       ------------   ------------
COSTS AND EXPENSES:
  Food and Drug Administration ("FDA")
   medical application expenses                               464,900        194,600            809,100        412,300

  Patent application costs (including
   $154,900 of FDA related costs and
   $4,100 of research and development
   costs for the three months ended
   June 30, 1997 and $221,100 of FDA
   related costs and $61,000 of research
   and development costs for the six months
   ended June 30, 1997)                                       159,000         61,900            282,100         83,000
  Research and development costs                               62,300         64,900            117,400        110,400
  General and administrative:
   Compensation of officers and employees                     155,500        188,300            348,300        380,000
   Compensation of consultants                                 49,500         55,000             95,000         99,700
   Legal fees                                                 102,800         91,700            155,800        196,600
   Accounting fees                                              8,000         21,900             21,600         40,000
   Rent and storage                                            49,700         48,000            102,600        102,800
   Insurance                                                   59,800         44,700            112,400         96,400
   Travel and entertainment                                        --         11,100              4,000         24,100
   Repairs and maintenance                                     29,800         29,600             58,300         56,700
   Depreciation and amortization                               27,400        114,700             52,800        132,000
   Payroll taxes                                               22,400         17,700             53,600         50,300
   Stock administration fees                                   15,700         35,000             24,700         42,600
   Other                                                       54,900         63,900            119,600        126,600
   Interest                                                     6,800          9,700             13,700         16,700
                                                          ------------   ------------       ------------   ------------
                                                            1,268,500      1,052,700          2,371,000      1,970,200
                                                          ------------   ------------       ------------   ------------
NET LOSS                                                   (1,219,300)      (974,400)       $(2,263,000)   $(1,837,100)

                                                          ============   ============       ============   ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES AND EQUIVALENTS OUTSTANDING                 7,344,938      4,908,234          7,284,454      5,006,591
                                                          ============   ============       ============   ============
NET LOSS PER SHARE                                        $     (0.17)   $     (0.20)       $     (0.31)   $     (0.37)
                                                          ============   ============       ============   ============

         See accompanying notes to consolidated financial statements.

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY

    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                                 (UNAUDITED)

                                                         Common Stock
                                           -----------------------------------
                                                Number of                                  Capital in Excess       Accumulated
                                            Shares Outstanding       Par Value               of Par Value            Deficit
                                            ------------------       ---------             -----------------       -----------
Balances, December 31, 1996                     7,168,730              $7,200                 $15,370,300         $ (9,435,300)

 Six Months Ended June 30, 1997:

  Net Loss                                             --                  --                          --           (2,263,000)

  Exercise of warrants at $2.50 per share         194,374                 200                     485,800                   --

  Exercise of warrants at $5.00 per share             400                  --                       2,000                   --

  Exercise of options at $2.6875 per share         11,500                  --                      30,900                   --

  Exercise of options at $2.50 per share           10,000                  --                      25,000                   --

  Gain on account of "short swing" profits
   under Section 16 of the Securities
   Exchange Act of 1934                                --                  --                      17,600                   --
                                                ---------              ------                 -----------         ------------
Balances, June 30, 1997                         7,385,004              $7,400                 $15,931,600         $(11,698,300)
                                                =========              ======                 ===========         ============

         See accompanying notes to consolidated financial statements.

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)

                                                      Six Months Ended June 30,
                                                     ---------------------------
                                                         1997           1996
                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                            $(2,263,000)   $(1,837,100)
 Adjustments to Reconcile Net Loss to Net
  Cash Flows From Operating Activities:

   Depreciation and Amortization                          52,800        132,000

   Stock Issuance in Lieu of Interest Payments                --          2,700
   Changes in Operating Assets and Liabilities:
    Accounts Receivable                                   (5,000)       (60,500)
    Inventories                                              100        (32,400)
    Prepaid Expenses and Other Assets                    (33,400)       (66,100)
    Other Assets                                          (2,300)        30,100
    Accounts Payable and Accrued Expenses                230,300        208,000
    Security Deposits                                     (1,500)            --
                                                     ------------   ------------
      Net Cash Flows From Operating Activities        (2,022,000)    (1,623,300)
                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of Property and Equipment                     (83,200)      (114,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds From Issuance of Convertible Debentures             --      5,000,000
 Proceeds from Exercise of Options                        55,900        207,500
 Proceeds from Exercise of Warrants                      487,800      2,596,400
 Short Swing Profits                                      17,600        260,600
 Payments of Notes Payable to Related Party              (15,900)            --
 Deferred Offering Costs                                      --       (792,400)
 Notes Payable - Collateralized by Equipment              (2,400)        (2,100)
                                                     ------------   ------------
      Net Cash Flows from Financing Activities           543,000      7,270,000
                                                     ------------   ------------

NET CHANGE IN CASH AND EQUIVALENTS                    (1,562,200)     5,532,400

CASH AND EQUIVALENTS, BEGINNING OF
 PERIOD                                                5,352,400      1,827,400
                                                     ------------   ------------

CASH AND EQUIVALENTS, END OF PERIOD                  $ 3,790,200    $ 7,359,800
                                                     ============   ============


SUPPLEMENTAL CASH FLOW INFORMATION

 Interest Paid                                       $     4,300    $    16,700
                                                     ============   ============
 Income Taxes Paid                                   $        --    $    16,141
                                                     ============   ============

SUPPLEMENTAL NON-CASH FLOW INFORMATION
 Conversion Of Outstanding Debt To Common Stock      $        --    $   625,000
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

         At June 30, 1997, most of the inventory of the Company's products is in excess of current requirements based on the recent level of sales. In addition, the Company has not sold its new line of cosmetics because the manufacturer has experienced difficulties in color matching certain shades to be scientifically claimable for the Company's scientifically color coordinated cosmetics line. Pending availability of the new line, the Company has ceased active marketing of its prior existing cosmetics line and Swatch Packs. The Company believes the new cosmetics will be ready to ship in the first quarter of 1998, although there can be no assurance. Management believes a $100,000 loss will be incurred on the disposition of inventory and provided for such loss in 1996.

Note 2 -- Commitments and Contingencies:

         Business Risks -- The Company's business encompasses all of the risks inherent in the establishment of a new business enterprise, including a limited operating history with significant competition possessing substantially greater resources. Current and future operations also depend upon the continued employment of certain key executives, the ability to commercialize its proprietary technology and products and the Company's ability to obtain adequate revenues and/or outside financing.

         Possible Impairment -- Depreciation on a straight-line basis over five years commences upon initial rental of the Colormate(TM) units. The Company continually evaluates the life and carrying amount of such equipment in light of current conditions. Given present conditions, it is reasonably possible that the Company's estimate that it will recover the carrying amount from future operations may change in the near term, but the Company currently believes it is more likely than not that write-down for impairment will not be necessary. For assessing whether a write-down is necessary, management compares the greater of the estimated undiscounted net future revenues and an annual appraisal with the carrying amount of this specialized equipment.

         Operating Difficulties -- Since 1989, the Company has incurred losses from operations and net cash outflows from operations and has owned Colormate(TM) units since June 1991 whose ultimate recoverability depends upon the Company's future marketing success. Having obtained confirmation of clearance for commercial marketing by the United States Food and Drug Administration ("FDA") in July 1997, the Company expects to license its patents and proprietary technology, rent its equipment and market its related services and products to ultimately overcome these difficulties. In the event the Colormate(TM) units and related proprietary technology are not successfully leased/licensed and/or the products (pending completion of the new cosmetics line) are not successfully marketed in the future, the principal effect may be a substantial write-down of the book value of such units.

         Management expects that the Company will have sufficient liquidity at least until July 1, 1998, even if no revenues from operations are generated. If the Company is able to profitably market its Intellectual Properties, Colormate(TM) units and new cosmetics line and products, the Company would use any cash flow obtained from operations, and may seek additional debt or equity financing, to further support and expand its operations. The Company's Colormate(TM) units will be marketed interchangeably as the only differences between the different models are design, power supply improvements and software systems. There can be no assurance that the Company will not require additional funding. If the Company has not been able to attract additional future financing or generate significant revenue from operations, at such point in time, it may have to cease operations.

         Colormate(TM) Units for Beauty Aid and Fashion Industries -- In

         connection with a license with Avon Products, Inc. ("Avon"), Avon paid approximately $4,600,000 to purchase color measurement instruments and related equipment for its use during the term of the license period. Due to missing and damaged units, Avon and the Company executed mutual releases at the termination of the lease on June 24, 1991 with the principal effect that the Company received 1,947 units of which 1,400 were useable and not in need of significant repair. For accounting purposes, the $700,000 estimated fair value of the nonproprietary equipment (based upon an independent appraisal of the complete units with allowances for the lack of a verifiable used equipment market, varying usage, the need for refurbishment and similar factors) was recorded as an asset. The 1,700 useable units of nonproprietary equipment were received in the form of (i) 1,400 complete units valued at $500 per unit and (ii) 300 complete units in need of significant repair that were assigned zero value. No valuation of the proprietary portion of the units or of the additional 247 unusable units returned by Avon was performed.

Item 2.  Management's Discussion and Analysis

         The following is intended to update the information contained in the Company's Form 10-KSB for the year ended December 31, 1996 (the "Form 10-KSB") and presumes that readers have access to, and will have read, Management's Discussion and Analysis contained in the Form 10-KSB.

         Except for the historical information contained herein, certain of the matters discussed are forward-looking statements that are subject to material risks and uncertainties which may cause actual results to differ materially from those anticipated by the statements made below. Such risks and uncertainties include, among other things, the availability of any needed financing, the Company's ability to operate as a going concern, the Company's ability to implement its long range business plan for various applications for its technologies, including medical and industrial applications, the obtaining of and compliance with regulatory approvals applicable to proposed applications of the Company's technology, the impact of competition, the management of growth, and other risks and uncertainties that may be detailed from time to time in the Company's reports filed with the Securities and Exchange Commission, including those set forth in this Form 10-QSB.

Overview

         Since inception, the Company has been principally engaged in the research and development of the Intellectual Properties and the Colormate(TM) units for the application of scientific color measurement principles to the classification of human skin and the classification and color-oriented organization of various color sensitive consumer products such as cosmetics, hair color, hosiery, fashion, print and textiles. The Company from time to time has also been engaged in test marketing the Intellectual Properties and Colormate(TM)

units in the beauty aid and fashion industries, marketing them in the cosmetics industry, and in cooperation with Mt. Sinai Hospital, New York, New York, since 1988 has conducted clinical research studies for the non-invasive detection and monitoring of bilirubin infant jaundice. Since December 31, 1990, the Company has been primarily engaged in developing and testing further applications of the Intellectual Properties and Colormate(TM) units, such as the clinical research studies for medical applications, and obtaining additional financing to support marketing of the Company's Intellectual Properties, systems, products and related services.

         The Company has furthered implementation of its long-range plans to exploit certain medical applications for its technology. In this regard, on November 14, 1996, the Company filed its application with the FDA for certain medical applications of its technologies and in 1996 developed the working prototype of the Colormate(TM) unit for such medical applications. On July 30, 1997, the Company received confirmation of marketing clearance pursuant to a "substantial equivalence" determination order, in the form of a letter dated July 24, 1997 from the FDA's Center for Devices and Radiological Health, authorizing the Company to commercially distribute its Colormate(TM) device for non-invasive monitoring of bilirubin infant jaundice in the United States. The "substantial equivalence" order states that the Company must comply with the medical device "general controls," e.g., device establishment registration, medical device listing, good manufacturing practices (quality system regulation) ("GMP"), labeling, and the statutory prohibitions against adulteration and misbranding. The order also states that the Colormate(TM) device is a Class II device which may be subject to additional "special controls." The Company intends to comply with any applicable "general controls" and "special controls" for purposes of commercial distribution.

         The Company has incurred significant losses from operations since 1990. The Company has incurred significant FDA related expenses and research and development and marketing expenses and, prior to consummation of its IPO in February 1993, negative shareholders' equity. The Company also has not achieved significant operating revenues since the conclusion in 1991 of marketing its intellectual properties and Colormate(TM) units in the cosmetic and beauty aid industries in a national sales program (the "Avon Project") with Avon. Pending completion of its new line of cosmetics, the Company has ceased active marketing of its prior existing cosmetics line and Swatch Packs. See Note 1 of Notes to Financial Statements. The foregoing factors raise substantial doubt as to the Company's ability to continue as a going concern.

         The Company has financed its operations through (i) private placements of its securities, which generated an aggregate of $1,167,500 (including $620,400 from Darby Simpson Macfarlane) from 1988 through 1992 (excluding the Bridge Financing, which was repaid with proceeds of the IPO), (ii) collaborative research and development arrangements with licensees, (iii) cash receipts from lease and licensing agreements, which generated in the aggregate $8,386,200 from inception through December 31, 1992, including $6,944,200 in the period from January 1, 1988 to December 31, 1992 (primarily attributable to the Avon Project), (iv) loans from private investors and certain shareholders which aggregated $549,000 in 1991 and 1992 (excluding $775,000 in a bridge financing effected in September and October 1992 (the "Bridge Financing")), (v) the IPO,
(vi) private placements of securities from October 1994 to June 1995 (which have generated gross proceeds of $4,500,000 and net proceeds of $3,729,800), and

(vii) the 1996 Debenture Offering which raised net proceeds of approximately $4,200,000. In addition, during 1996, the Company received an aggregate of $2,738,925 from exercise of its Warrants and $207,500 from the exercise of stock options. From January 1, 1997 to June 30, 1997, the Company received an aggregate of $487,800 from exercise of Placement Agent Warrants and Public Warrants.

         Since 1990 (with the exception of the second quarter of 1997 in which insignificant operating revenues were generated), limited revenues have been derived from licenses, leases, service contracts and product sales to several beauty-related businesses, testing and laboratory fees from potential licensees evaluating the Company's technology, and from an exclusive licensing and lease contract with IMS Cosmetics Inc. In 1996, the Company generated approximately 39% of its lease, license and service contract revenues from IMS. The Company receives payments from licensees, distributors or other sources at various times during the year. Accordingly, these payments have had, and payments that may be received in the future will have, a significant impact on quarter-to-quarter comparisons inasmuch as the Company has not developed stable sources of repeat revenues.

         The Company's ability to generate revenues in the future will depend on its success in marketing its Intellectual Properties, the related Chromaticity Study capabilities, the Colormate(TM) units and (pending completion of the new cosmetics line) its products. In addition, the Company's future ability to generate revenues from its technologies and its Colormate(TM) units will depend on, among other things, the Company's ability to establish marketing, distribution and manufacturing arrangements with third parties. If these efforts are not successful in the future, the principal effect may be a substantial write-down of the book value of the Colormate(TM) units and a substantial impairment of the Company's capital resources and ability to obtain any future financing, which would result in a substantial diminution in the value of an investment in the Company. There can be no assurance the Company will be able to timely place such units, establish such arrangements or identify alternative markets. See Note 2 of Notes to Financial Statements.

Results of Operations

         The Company incurred net losses of $2,263,000 and $1,837,100 for the six-month periods ended June 30, 1997 and 1996, respectively, as revenues received have not been significant relative to the Company's expenses incurred in implementing its business plan. Loss per share decreased by $0.06 in the 1997 period compared to the 1996 period, and the 1997 period was favorably impacted by an increase of 2,277,863 weighted average number of shares outstanding. The dollar increase in such losses in the 1997 period as compared to the 1996 period is primarily attributable to the Company commencing implementation of its long-range business plan to seek commercial applications of its intellectual properties and technologies in the medical field including an increase in costs and expenses regarding FDA regulatory applications, patent applications and other general costs and expenses. Since the Company has received confirmation of marketing clearance by the FDA as described above, the Company believes that the level of future expenses relating to the FDA application filed and the related patent application costs will not be recurring at the levels experienced to date and that any future expenses incurred in connection with regulatory marketing clearances should be less than the amount incurred in 1996 and the first six months of 1997, although no assurance can be given of such result. However, the Company may have to incur additional costs and expenses in connection with FDA marketing clearances and state regulatory requirements for the home health care and pediatric office market, as well as foreign market clearances. In addition, the Company expects to incur increased expenses relating to products liability insurance, manufacturing expenses, legal and regulatory compliance, including GMP quality system compliance, as well as research and development for new potential applications as it implements the next phase of its efforts to commercialize medical applications of its technology.

         The Company estimates that research and development expenses (excluding compensation expenses for officers, employees and long-term consultants but including patent application costs) for fiscal 1997 will approximate $700,000 although there can be no assurance that such expenses will not exceed that amount. Of such amount, approximately $300,000 will be applied to developing the mass manufacture housing prototype for the medical application of the Company's technology in the detection and monitoring of infant jaundice, approximately $100,000 will be applied to completing the hand held, less expensive version of the Colormate(TM) units, approximately $100,000 will be applied to fabricate molds for each of the foregoing prototypes, and approximately $200,000 will be applied to the Company's ongoing research and development efforts. There can be no assurance that such amounts will be sufficient to accomplish completion of such projects.

         In the first six months of 1997, the Company derived almost no revenue from lease, license and service contracts, which is attributable to its focusing its resources on implementation of its long-range business plan for medical applications of its technologies. The Company believes that sales in the 1997 six-month period were also adversely affected by ongoing delays in manufacturing certain color shades of the Company's new line of cosmetic products for its Colormate(TM) system (which delays were attributable to finalizing color formulations). The Company anticipates the new cosmetics will be ready to ship in the first quarter of 1998 although there can be no assurance of this. See
Note 1 of Notes to Financial Statements.

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

Liquidity and Capital Resources


         Assets decreased by $1,491,000 in the first two quarters of 1997 as compared to fiscal 1996, primarily attributable to a decrease in cash and cash equivalents, which is primarily attributable to the expenses incurred pursuant to the Company's FDA application. Current liabilities increased by $210,500 in the first two quarters of 1997 compared to fiscal 1996, primarily attributable to increased accounts payable to attorneys and accountants, as well as increased trade payables. The decrease in notes payable to related party is attributed to the payment of past due royalty payments of $15,900 in connection with a note to Peach & Pink Computer Corp. that matured in 1996.

         As indicated in the Company's Statements of Cash Flows, the Company continued to experience significant negative net cash flows from operating and investing activities in the first six months of 1997. The 1997 increase in cash outflows from operating activities is primarily attributable to the increase in the Company's net loss. Cash flows from financing activities during the 1997 quarter principally represent $55,900 from the exercise of certain of the Company's outstanding options, $487,800 from the exercise of Warrants and $17,600 of "short swing" profits paid to the Company in accordance with the Securities Exchange Act of 1934. Cash flows from financing activities in the 1996 period principally represent the receipt of proceeds from the issuance of Convertible Debentures the exercise of Warrants and certain of the Company's outstanding options and "short swing" profits paid to the Company in accordance with the Securities Exchange Act of 1934.

         The Company has applied a substantial portion of the proceeds from the 1995 Private Placement and 1996 Debenture Financing to begin implementation of its long-range business plan for commercialization of its technologies for medical applications in diagnosing certain diseases, including the preparation of the FDA application and the related patent applications. In this regard, the Company hired FDA and governmental regulatory consultants (in addition to legal counsel) to assist in obtaining regulatory clearances for commercial use of its technology for the detection and monitoring of bilirubin infant jaundice. As described above, the Company received confirmation of clearance by the FDA on July 30, 1997 pursuant to a "substantial equivalence" determination order, in the form of a letter dated July 24, 1997 from the FDA's Center for Devices and Radiological Health, authorizing the Company to commercially distribute its Colormate(TM) device for non-invasive monitoring of bilirubin infant jaundice in the United States. The Company anticipates that any initial penetration of the medical marketplace will be through the use of specialized distributors, rather than a direct sales force.

         In addition, the Company applied proceeds of the 1995 Private Placement and 1996 Debenture Financing to the ongoing development of a mass manufacture prototype for medical applications and development of a mass manufacture prototype for a hand held Colormate(TM) device, salaries of new personnel including a new president, salespersons and support staff marketing expenses, working capital, additional prototype research and development and to fund ongoing operations.

         Management believes that if its proposed marketing plans for nonmedical applications of its technology are successful, then it will generate revenues from fees from the licensing of the Intellectual Properties and leasing of the Colormate(TM) units, consulting fees, and sales of cosmetics, although there can be no prediction or assurance as to which or whether any of these potential revenue sources will be successful. In 1996 and for the first two quarters of 1997, such licensing, leasing and sales yielded an immaterial level of revenue, primarily because the Company devoted its resources to the commercialization of its technologies for medical applications and because the Company's new cosmetics line is not yet available.

         Management expects that the Company will have sufficient liquidity at least until July 1, 1998, even if no revenues from operations are generated. If the Company is able to profitably market its Intellectual Properties, Colormate(TM) units, the Company would use any cash flow obtained from operations, and may seek additional debt or equity financing, to further support and expand its operations. The Company's Colormate(TM) units will be marketed interchangeably as the only differences between the different models are design and power supply improvements and software systems. There can be no assurance that the Company will not require additional funding. If the Company has not been able to attract additional future financing or generate significant revenue from operations at such point in time and/or successfully market its products and technologies, it may have to cease operations.

Risk Factors

         Accountant's Report; Going Concern Considerations. The report of Wiss & Company, LLP, independent auditors for the Company, with respect to the year ended December 31, 1996, includes an explanatory paragraph relating to doubt as to the ability of the Company to continue as a going concern. The Company has suffered significant losses from operations since 1990, as well as other factors impacting the viability of the Company as a going concern. A "going concern" explanatory paragraph could have a material adverse effect on the Company's ability to obtain bank financing or to raise capital in the future.

         Limited Operating History. Until 1986, the Company was principally engaged in research and development relating to certain intellectual property rights, proprietary technology and instrumentation in the field of color science (collectively the "Intellectual Properties") and the Company's cosmetics line and material swatch packs (the "Products"). From early 1986 through October 1987, the Company was engaged in limited test-marketing of certain of the Intellectual Properties and Products through its former licensees. From October 1987 until June 1991, the Company was principally engaged in the Avon Project. From October 1990 to date, the Company has not conducted any material revenue producing operations and there can be no assurance it will be able to do so in the future. The Company's business is subject to the risks inherent in the development of new products using new technologies and approaches. There can be no assurance that unforeseen problems will not develop with these technologies or applications, that the Company will be able to successfully address technological challenges it encounters in its research and development program or that commercially feasible products will ultimately be developed by the Company.

         Operating Losses. The Company has incurred significant losses from operations for the years ended December 31, 1996 and 1995 ($4,442,300 and $2,494,300, respectively) and for the six months ended June 30, 1997 ($2,263,000). The Company anticipates incurring increased operating expenses as the Company attempts to expand its marketing and sales activity and otherwise continues to implement its business plan, including its long-range business plan for potential medical applications of its technology, including its device for bilirubin infant jaundice. There can be no assurance the Company will not continue to incur such losses or will ever generate revenues at levels sufficient to support profitable operations.

         Need for Additional Financing; Cessation of Operations. The Company has limited resources and has not been able to finance its activities with cash flow from operations since fiscal 1989. There can be no assurance that the Company will not continue to incur operating losses, that it will receive any additional proceeds from exercise of Warrants, that remaining proceeds of the 1996 Debenture Offering will be sufficient to fund operations beyond July 1998, that sufficient sales levels, if any, will be achieved thereafter to fund operations or that the Company will not incur additional unanticipated expenses. In this regard, if the Company is unable to successfully market its Intellectual Properties, Colormate(TM) units and Products, it is extremely doubtful it will be able to obtain additional future financing and, at such point, may have to cease operations. The Company's continued operation will depend on its ability to obtain significant commercial sales of the Products and/or licensing and leasing fees from its Intellectual Properties and the Colormate(TM) units, the successful marketing of the Colormate(TM) units in medical applications and the availability of future financing. There can be no assurance that the Company will be able to obtain additional financing, such commercial sales or fees, in which case the Company's operations would be materially adversely affected and it may be forced to cease operations.

         No Assurance of Successful Commercialization of Medical Device for Monitoring Bilirubin Disease; Early Stage of Other Medical Product Development. There is no assurance the Company's technology for monitoring bilirubin infant jaundice, or other medical applications of the Company's technology, will be capable of being produced in commercial quantities at acceptable costs, be eligible for third-party reimbursement from governmental or private insurers or be successfully marketed or achieve market acceptance. If any of the Company's marketing or development programs are not successfully completed, required regulatory approvals or clearances are not obtained, or products for which approvals or clearances are obtained are not commercially successful, the Company's business, financial condition and results of operations would be materially adversely affected. Although the Company has received FDA clearance to commercially market its Colormate(TM) device to monitor bilirubin infant jaundice, as described above, and has conducted early stage research with respect to certain other chromogenic diseases identified by the Company, the Company's clinical and research development programs for any other medical application of its technology have not effectively commenced, and substantial additional research and development and clinical trials will be necessary before commercial prototypes of the Company's products are produced for any such other medical application. The Company could encounter unforeseen problems in the development of such other products such as delays in conducting clinical trials, delays in the supply of key components or delays in overcoming technical hurdles. There can be no assurance that the Company will be able to successfully address the problems that may arise during the development and commercialization process. In addition, there can be no assurance that any of the Company's products for any such other medical application will be successfully developed, proven safe and efficacious in clinical trials or meet applicable regulatory standards and requirements.

         Uncertainty of Medical Market Acceptance and Lack of Medical Marketing and Sales Experience. The Company's Colormate(TM) system is a new device for the monitoring and screening of bilirubin infant jaundice, and there can be no assurance that it will gain market acceptance. To date, except for the clinical studies and related information regarding the Company's bilirubin infant jaundice device, the medical community generally has had no exposure to the Company or its proposed medical applications and methods. Because the medical community is generally relatively slow to adopt new technologies, procedures or devices, the Company might be unable to gain access to potential customers in order to attempt to demonstrate the operation and efficacy of its Intellectual Properties in the medical field. Even if the Company gains access to potential customers, no assurance can be given that members of the medical community will perceive a need for or accept the Company's proposed medical applications and methods. Physicians and individuals will not recommend or use the Company's device unless they determine, based on experience, clinical data, relative cost, and other factors, that these products are an attractive alternative to current blood-based tests that have a long history of safe and effective use. The Company may need to conduct additional independent studies in order to achieve acceptance in the medical community. In addition, purchase decisions for the device will be greatly influenced by health care administrators who are subject to increasing pressures to reduce costs. Some purchasers, such as hospitals, pediatricians and independent medical supply and home health care distributors, might also be reluctant to purchase products from a company that has not demonstrated the ability to satisfy ongoing delivery requirements. In addition, hospitals, clinics and pediatricians may be unwilling or unable to commit funds to the purchase of the Company's proposed medical applications due to institutional budgetary constraints, particularly in a slower economy. Failure of the Company's device to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

         In addition, the Company's proposed medical applications will compete with existing devices, technologies and methods in achieving acceptance in the medical community and in attracting support from independent medical device distribution organizations which sell medical equipment to the anticipated target market (i.e., hospitals, pediatricians and home health care services). While the Company believes its medical applications are superior to the existing devices, technologies and methods, no assurance can be given that the medical community will accept and support the Company's medical device.

         The Company has recently initiated research regarding the market size, market share, pricing and profit margins related to the monitoring methods currently in use with which the Company's proposed medical applications and methods would compete. There can be no assurance that the Company will be able to successfully market its proposed medical applications and methods to the anticipated target customers, or that the market for such applications and methods will be large enough to support profitable operations. There can be no assurance that the Intellectual Properties or Colormate(TM) systems will be found to have commercial medical applications.

         Once the Company obtains all necessary regulatory approvals and clearances to market its Colormate(TM) unit in the medical industry, in order to successfully market and sell its Colormate(TM) unit, the Company must either develop a marketing and sales force or enter into arrangements with third parties to market and sell this product. There can be no assurance that the Company will be able to successfully develop a marketing and sales force or that it will be able to enter into marketing and sales agreements with third parties on acceptable terms, if at all. If the Company develops its own marketing and sales capabilities, it will compete with other companies that have experienced and well-funded marketing and sales operations. If the Company enters into a marketing arrangement with a third party for the marketing and sale of its bilirubin infant jaundice product, any revenues to be received by the Company from this product will be dependent on this third party and the Company will likely be required to pay a sales commission or other compensation to this party.

         Lack of Market Penetration in Other Industries. The Company has not yet achieved commercial market penetration in any industry, and there can be no assurance the Company will be able to do so in the future. The Company currently has a limited number of Colormate(TM) units in commercial use. The Company has not achieved significant levels of cosmetics sales from its Colormate(TM) unit locations, and expects based on the cosmetics sales levels achieved per location to date, that it will have to greatly increase the number of Colormate(TM) unit installations to achieve significant levels of cosmetics sale revenues. The Company has collected insignificant cosmetic revenues from its salon installations in the second quarter of 1997. See "Management's Discussion and Analysis." The Company also believes, based on its operating history since February 1993, that obtaining such increased cosmetic sales revenue will take significantly longer to achieve than was originally anticipated. At December 31, 1996, most of the inventory of the Company's products was in excess of requirements based on the recent level of sales. After giving effect to the $100,000 write off in 1996 actual inventory, Management believes no further significant loss will be incurred on the disposition of inventory. No estimate can be made of a range of amounts of loss that are reasonably possible should the Company's expectations not be met. There can be no assurance that no such loss will be incurred upon the disposition of inventory. However, the Company has begun to provide hair color analysis in certain salons, expects to complete its inventory of a new line of chromatically balanced and color coordinated cosmetics in the first quarter of 1998, and expects to commence marketing of its new line of custom blended foundations in 1998. Although there can be no assurance, the Company believes these factors may enhance revenues from its beauty-related operations. In order to implement its marketing plans in the United States and abroad, including in industries in which the Company does not have prior experience, the Company will have to develop additional marketing skills and spend proceeds from additional financing and from the exercise of its outstanding Warrants on sales and marketing activities, including hiring finders and new personnel including consultants, and entering into arrangements with distribution companies having a national presence. There can be no assurance the Company's marketing plan will be successful.

         Prior Marketing Attempts. Other than the Avon Project, its more recent arrangements with IMS and its beauty salon placements, the Company's own attempts to license and/or lease its Intellectual Properties and the Colormate(TM) units and to market its Products independently and/or through licensees never proceeded beyond the test marketing stage. There can be no assurance the Company will in the future achieve commercial leasing of its Colormate(TM) units and commercial licensing of the Intellectual Properties or the sale of the Products. In addition, other than its installation of Colormate(TM) units in beauty salons and beauty related businesses, the Company's revenue generating activities have been primarily conducted in conjunction with its former licensees (i.e., Clairol, Hanes and Avon), that provided substantial economic, administrative, marketing and advertising support. There can be no assurance that without the support of a marketing partner with financial resources, an advertising budget, market presence and consumer recognition, the Company will be able to achieve successful operations. Further, there can be no assurance the Company will ever develop a commercial market for the licensing or leasing of its Colormate(TM) units and Intellectual Properties, for the sale of the Products or for any medical applications of its technologies.

         Competition. To the extent the Company implements its business plan to commercialize medical applications for its Intellectual Properties, it will be entering a field characterized by rapidly changing technology, intense competition and extensive research and development. The Company will be competing with established companies which have greater financial, technical, manufacturing, marketing, research and development and management resources (including companies such as Minolta Camera Co. Ltd., Healthdyne Technologies, Inc. and SpectRx Inc., among others), which have actively pursued development of noninvasive monitoring of bilirubin infant jaundice. In addition, there will be other companies with which the Company will compete regarding other medical applications which the Company may pursue. Furthermore, the monitoring methods currently in use for bilirubin and tuberculosis, the principle diseases for which the Company intends to develop commercial applications for its technologies, have already achieved acceptance by and are in widespread use in the medical community, unlike the Company's proposed methods. There can be no assurance that the Company's proposed methods will be accepted by the medical community.

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

         Independent medical supply distributors who may be retained by the Company will distribute other products which may compete with those of the Company or which would provide greater revenues to such distributors than would be provided by the Company. In addition, many medical supply companies with which the Company's proposed medical applications and devices will compete, and which have significantly greater financial research, technical, manufacturing, and distribution resources and broader product lines than the Company, have their own in-house marketing and distribution capabilities and have established relationships with potential customers for the Company's proposed medical applications, such as pediatricians and hospitals. Some competitors have greater name recognition and lengthier operating histories in the health care industry. No assurance can be given that the Company will successfully and effectively market its medical products against these and other competitors.

         Furthermore, there can be no assurance that the Company's competitors will not succeed in developing, either before or after the development and commercialization of the Company's Colormate(TM) units, devices and technologies that permit more efficient, less expensive non-invasive bilirubin infant jaundice monitoring. It is also possible that one of more pharmaceutical or other health care companies will develop therapeutic drugs, treatments or other products that will substantially reduce the prevalence of bilirubin infant jaundice or otherwise render the Company's Colormate(TM) unit obsolete in the medical industry. Such competition could have a material adverse effect on the Company's business, financial condition and results of operation.

         The cosmetics industry and fashion industry are particularly sensitive to changing consumer preferences and demands, which are difficult to predict and beyond the Company's control. Competition in the cosmetics industry is diverse and fragmented, but is nevertheless dominated by a number of large, established, well-known corporations having, among other things, significantly greater financial, marketing and human resources than the Company. Virtually all of such companies have in the past marketed, and continue to market, their products based on their own color analysis system and advertised claims of "color compatibility" with the personal color and/or wardrobe of the consumer. These competitors also have established presence in the market and their own cosmetic manufacturing facilities, unlike the Company. There can be no assurance that consumers will prefer products based on the Company's scientifically based color determinations, rather than the products sold by the Company's competitors based on subjective techniques.

         The Company has not previously licensed its Intellectual Properties for use in any industry other than the beauty aid, hosiery and cosmetics industries. In addition, management of the Company has not had any experience in marketing the Intellectual Properties, Colormate(TM) units or Products in any other field. To the extent the Company commences marketing activities in other industries, specifically in the medical industry, the Company will compete with established companies and technologies in such industries, which companies may have, among other things, significantly greater financial, marketing and human resources than the Company, as well as an established presence in their own industries. In fact, the Company would be competing in these industries with suppliers of components for the Colormate(TM) units.


         Protection of Intellectual Property. The Company's U.S. Patents Nos. 4,909,632 and 5,311,293 expire in 2007; the Company's U.S. Patent No. 5,313,267 expires in 2011; after the respective expiration date of each, the proprietary technology and instrumentation disclosed in each Patent will be available for use by others without compensation to the Company, unless protected by the claims of other U.S. patents that may be issued to the Company in the future. The Company has developed intellectual property rights in color analysis in a number of fields including medical, biological, dental, cosmetic and materials testing. The intellectual property rights include trade secrets, know how and a pending United States patent application Serial No. 08/239,733, filed May 9, 1994 entitled "Method and Apparatus for Detecting and Measuring Conditions Affecting Color," and seven additional U.S. patent applications. These rights also include various foreign patent applications corresponding, at least in part, to the U.S. Patents and the U.S. patent applications. There can be no assurance that patents will issue based on these patent applications or that any patent claims will provide sufficient protection to exclude others from the Company's proprietary technology and instrumentation. There can be no assurance that the Company will not be involved in litigation to protect its trade secrets and know how or that the Company will prevail in such litigation. There can be no assurance that challenges will not be instituted against the validity or enforceability of any patents owned by or issued in the future to the Company, or that such challenges will not be successful. There can be no assurance that patent infringement claims will not be asserted against the Company and found to have merit, that the Company will not be enjoined from using its proprietary technology and instrumentation and from manufacturing and selling certain of its Products, or would not be forced to obtain a license and pay future royalty fees as well as past damages to the party claiming infringement in amounts not presently determinable. There can be no assurance that any such license will be available to the Company. Conversely, to the extent third parties infringe upon the Company's patented Intellectual Properties, the Company may have to litigate against such third parties in order to prevent further infringement. There can be no assurance the Company will have the resources to prosecute any such litigation, or that any such litigation would be resolved in favor of the Company. In the event it is unable to bring such litigations or obtain a favorable outcome, the Company's operations could be materially adversely affected in that the Company's failure to enforce its Patents could result in increased competition. If the Patents are declared invalid, the Company would lose patent protection for certain of its Intellectual Properties, which could have a material adverse effect on its operations.

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


         The Company's U.S. Patents apply only to the United States. The Company has filed corresponding patent applications in a number of foreign jurisdictions which correspond, at least in part, to the Company's U.S. Patents. The Company has been granted a European Patent No. 0446512, an application for a Singapore registration of that European patent, Australian and Mexican patents corresponding, at least in part, to its U.S. Patent No. 4,909,632 and Taiwanese and Colombian patents corresponding, at least in part, to its U.S. Patent No. 5,313,267. The Company has not yet been granted any other foreign patents for its Intellectual Properties and there can be no assurance it will be granted any such patents. Consequently, wherever the Company does not have foreign patents, third parties currently could exploit outside the United States, the technology disclosed in the U.S. Patents, thereby increasing competition in such foreign markets. In addition, persons gaining access to the Company's unpatented proprietary information and technology and who are not bound by confidentiality agreements with the Company would have the ability to exploit the Company's unpatented proprietary information and technology both inside and outside the United States, thereby increasing competition.

         There can be no assurance that one or more of the patents held by the Company will not be successfully challenged or circumvented or that the Company will otherwise be able to rely on such patents. In addition, there can be no assurance that competitors, many of whom have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that prevent, limit or interfere with the Company's ability to make, use and sell its products either in the United States or in foreign markets. If any of the Company's patents are successfully challenged or circumvented or the Company's right or ability to manufacture its products were to be proscribed or limited, the Company's ability to continue to manufacture and market its products could be adversely affected, which would likely have a material adverse effect upon the Company's business, financial condition and results of operations.

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

         There can be no assurance that the Company's copyright protection for the software used in the Colormate(TM) systems will provide it with a competitive advantage in that it may be possible for a competitor independently to develop similar software, design around the Company's copyrighted software or otherwise independently develop software with the capacity accurately to measure skin tone categories and conduct comparative color analysis.

         The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. In addition, the United States Patent and Trademark Office ("USPTO") may institute re-examination or interference proceedings. There can be no assurance that the Company will not become subject to patent infringement claims brought by third parties, or re-examination of previously issued patents by the USPTO or interference proceedings instituted by the USPTO to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are both costly and time consuming. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings brought against, initiated by or otherwise involving the Company may require the Company to incur substantial legal and other fees and expenses and may require some of the Company's employees to devote all or a substantial portion of their time to the prosecution or defense of such litigation or proceedings. An adverse determination in litigation or interference proceedings to which the Company may become a party, including any litigation that may arise against the Company, could subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or prevent the Company from selling its products in certain markets, or at all. Although patent and intellectual property disputes regarding medical devices are often settled through licensing or similar arrangements, there can be no assurance that the Company would be able to reach a satisfactory settlement of such a dispute that would allow it to license necessary patents or other intellectual property. Even if such a settlement were reached, the settlement process may be expensive and time consuming, and the terms of the settlement may require the Company to pay substantial royalties. An adverse determination in a judicial or administrative proceeding or the failure to obtain a necessary license could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

         Need for Arrangements with Third Parties. The Company's business strategy for the commercialization of its medical products depends upon the Company's ability to selectively enter into and maintain arrangements with leading marketing and distribution companies in the medical field. There can be no assurance that the Company will be able to do so. The obligation of any potential third party to fund or undertake the marketing, distribution and/or sale of the product covered by any arrangements with the Company may be dependent upon the satisfaction of certain goals or "milestones" by certain specified dates, some of which are outside the Company's control. To the extent that the obligations of any third party to fund or undertake the foregoing activities are not contingent upon the satisfaction of certain goals or milestones, a third party may retain a significant degree of discretion regarding the timing of these activities and the amount and quality of financial, personnel and other resources that they devote to these activities. Furthermore, there can be no assurance that disputes will not arise between the

Company and any third party regarding their respective rights and obligations under the arrangements. Finally, there can be no assurance that a third party will not be unable, due to financial, regulatory or other reasons, to satisfy its obligations under its collaborative arrangement with the Company or will not intentionally or unintentionally breach its obligations under the arrangement.

         There can be no assurance that any third party will not, for competitive reasons, support, directly or indirectly, a company or product that competes with the Company's business. Furthermore, any dispute between the Company and a third party might require the Company to initiate or defend expensive litigation or arbitration proceedings.

         Any significant dispute with or breach, inability to perform, or termination of any arrangement with such third party would likely require the Company to seek and reach an agreement with another third party or to assume, to the extent possible and at its own expense, all the responsibilities being undertaken by the first such third party. There can be no assurance that the Company would be able to reach an agreement with a replacement third party. If the Company were not able to find a replacement third party, there can be no assurance that the Company would be able to perform or fund the activities for which the first such third party would be responsible. Even if the Company were able to perform and fund these activities, the Company's capital requirements would increase substantially. In addition, the further development and marketing, distribution and sale of the product covered by such arrangement would be significantly delayed.

         Any of the foregoing circumstances could have material adverse effect upon the Company's business, financial condition and results of operations.

         To the extent the Company develops and markets production units for medical applications, the Company initially will use the nonproprietary and proprietary components of the existing Colormate(TM) units in its inventory to manufacture a limited number of such devices for commercial use and early stage marketing and sales efforts. Thereafter, the Company will need to source such components from suppliers for additional manufacturing needs, if any. All manufacturers' units must comply with GMP regulations.

         The Company does not itself manufacture the Colormate(TM) units or the Products, and in the past has been wholly dependent on third party original equipment manufacturers of parts, assemblers, cosmetics suppliers and textile suppliers. To the extent the Company completes development of the mass manufacture prototypes for the hand-held Colormate(TM) devices or for medical applications, the Company will have to establish relationships with such third party suppliers, manufacturers and assemblers, for the production of such devices. The Company does not have any current arrangements with such suppliers, parts manufacturers or assemblers for the building of any additional Colormate(TM) units or the mass production of such prototype devices (or of the hand held device or modified devices for medical application), and there can be no assurance the Company will be able to enter into future arrangements with these or other parts manufacturers or assemblers on terms satisfactory to the

Company. The manufacturer's warranties covering certain parts incorporated in the Colormate(TM) units are renewable but, if not renewed for any reason, the costs of any repairs of such parts, or of any uncovered parts, would be borne by the Company.

         The Company's costs of parts for the Colormate(TM) units are based on original mass manufacturing costs in connection with the Avon Project. There can be no assurance that the Company can arrange for manufacture of additional comparable quantities at costs of parts comparable to those manufactured in the Avon Project. Costs of parts in manufacturing smaller quantities of Colormate(TM) units could involve significantly greater costs to the extent the Company does not use existing components from its existing inventory of Colormate(TM) units.

         In connection with any future manufacturing of the Colormate(TM) units including the medical device, the Company could be required to make significant advance payments, obtain letters of credit, cause potential customers or licensees to advance funds under their agreements entered into with the Company or otherwise secure its payment obligations to manufacturers. There can be no assurance the Company will be able to enter into such agreements on acceptable terms, be able to secure its payment obligations itself or by having customers and/or licensees advance funds, or otherwise be able to manufacture the Colormate(TM) units or obtain further manufacture of the Colormate(TM) units or its Products.

         Uncertainty of Third-Party Reimbursement. In the United States and elsewhere, sales of medical products are dependent, in part, on the ability of consumers of these products to obtain reimbursement for all or a portion of their cost from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing its bilirubin monitoring product or other products to market, there can no assurance that such products will be considered cost effective and that reimbursement to the consumer will be available or sufficient to allow the Company to sell its medical device products on a competitive basis.

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

         Since the Company has received FDA clearance on its Colormate(TM) device pursuant to a "substantial equivalence" determination order, in the form of a letter dated July 24, 1997 from the FDA's Center for Devices and Radiological Health, authorizing the Company to commercially distribute its Colormate(TM) device for non-invasive monitoring of bilirubin infant jaundice in the United States, the Company must comply with the rules and regulations promulgated by the FDA. The "substantial equivalence" order states that the Company must comply with the medical device "general controls," e.g., device establishment registration, medical device listing, good manufacturing practices (quality system regulation), labeling, and the statutory prohibitions against adulteration and misbranding. The order also states that the Colormate(TM) device is a Class II device which may be subject to additional "special controls." The Company intends to comply with any applicable "general controls" and "special controls" for purposes of commercial distribution. In this regard, there may be additional marketing clearance required by the FDA for the marketing of the Company's Colormate(TM) unit in pediatrician's offices and home health care markets. There may also be additional FDA marketing clearances required for the Company's hand-held Colormate(TM) system when final prototype development is completed.

         In order for the Company to market its products in Europe and certain other foreign jurisdictions, the Company and its distributors and agents must obtain required regulatory registrations or approvals and otherwise comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. Specifically, certain foreign regulatory bodies have adopted various regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country. In order to commence sales in Europe, the Company will be required to obtain ISO 9001 certifications and after mid-1998, the Company will be prohibited from selling its products in Europe until such time as the Company receives CE mark certification, which is an international symbol of quality and compliance with applicable European medical device directives. There can be no assurance that the Company will be successful in obtaining ISO 9001 or CE mark certification. Failure to receive ISO 9001 or CE mark certification or other foreign regulatory approvals could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will obtain any other required regulatory registrations or approval in such countries or that it will not be required to incur significant costs in obtaining or maintaining such regulatory registrations or approvals. Delays in obtaining any registrations of approvals required to market the Company's products, failure to receive these registrations or approvals, or future loss of previously obtained registration or approvals could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company and any third party with which it has made arrangements will be required to adhere to applicable FDA regulations regarding GMP and similar regulations in other countries, which include testing, control, and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements will be strictly enforced in the United States through periodic inspections by state and federal agencies, including the FDA, and in foreign jurisdictions by comparable agencies. Failure to comply with applicable regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for devices, withdrawal of approvals previously obtained and criminal prosecution. The restriction, suspension or revocation of regulatory approvals or government enforcement actions due to any other failure to comply with regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's products created from its proposed medical applications and methods constitute "medical devices" as defined under the Act, and will be subject to regulation by the FDA and the corresponding agencies of the states in which the Company may in the future sell its proposed medical applications and methods. Accordingly, the Company is required to comply with FDA statutes and regulations governing the manufacture, distribution and labeling of its products and any third party manufacturers with which it may reach agreement must comply with certain GMP regulations and other relevant laws and regulations in the processing or manufacture of the products as medical devices. In addition, manufacturers of medical devices are obligated to report to the FDA whenever they obtain information reasonably suggesting that one of their products may have caused or contributed to serious injury or death or has malfunctioned and is likely to cause death or serious injury if the malfunction recurs. The Company must register its facilities as a device establishment and list its devices with the FDA. If the FDA believes that its legal requirements have not been fulfilled, it has extensive enforcement powers, including the ability to bar or seize products from the market, to prohibit the operation of manufacturing facilities, to require recalls of devices from customer locations and to impose civil monetary or criminal penalties.

         Product Liability. The development, manufacture and sale of medical products entail significant risks of product liability claims. The Company maintains its own product liability insurance with respect to cosmetic and beauty aid applications. There can be no assurance that such insurance will be adequate to protect the Company from claims that may be brought against it by users of the Colormate(TM) units or its Products. When the Company implements its business plan for medical applications for its Intellectual Properties, it will be entering a field where it may become subject to product liability claims by patients and/or doctors and might become a defendant in product liability and/or malpractice litigation. The Company does not have malpractice insurance for such applications and does not intend to obtain such insurance prior to achieving commercialization of such proposed medical applications. Even if the Company obtains such insurance, there can be no assurance that it could retain such insurance or that such insurance would be sufficient to protect the Company against any such liabilities.

         The Company has not established, and the Company does not intend to establish, any reserves against any of the foregoing liabilities. In the event of an uninsured or inadequately insured product liability or malpractice claim in the future based on the performance of the Company's Colormate(TM) units or Products, the Company's business and financial condition could be materially adversely affected and the Company could be forced to cease operations.

         Control; Dependence on Management. Darby Simpson Macfarlane, Chief Executive Officer of the Company, owns shares of Common Stock and Preferred Stock aggregating 2,080,793 of the shares eligible to vote on matters presented to the shareholders which amount is sufficient to permit her to significantly influence, if not control, the election of directors or to approve any matter submitted to a vote of shareholders, and otherwise be in control of the Company. The Company is dependent primarily on the services of Darby Simpson Macfarlane and David Kenneth Macfarlane, Vice President, Research & Development. The loss of either of their services could have a material adverse effect on the Company. Although the Company has purchased key-man life insurance policies in the amounts of $1,000,000 on the lives of both Mrs. and Mr. Macfarlane, there can be no assurance that the proceeds from such policies would enable the Company to retain suitable replacements for them.

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

         Current Prospectus and State Blue Sky Restrictions. The Company will be able to issue shares of Common Stock upon exercise of the Warrants only if there is then a current prospectus relating to the Common Stock issuable upon the exercise of the Warrants under an effective registration statement filed with the Securities and Exchange

Commission, and only if such Common Stock is qualified for sale or exempt from qualification under applicable state securities laws of the jurisdictions in which the various holders of Warrants reside. Although the Company has filed and maintained the effectiveness of such registration statement with the Securities and Exchange Commission and qualified such Common Stock for sale under the laws of a number of such jurisdictions, such Common Stock is not so qualified and may not be exempt in every jurisdiction where holders of the Warrants may reside. The Warrants may be deprived of any value and the market for the Warrants may be limited if the shares of Common Stock issuable upon exercise of the Warrants do not remain registered pursuant to an effective registration statement or if such Common Stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the Warrants reside, and Common Stock may not be sold to a holder of the Warrants upon exercise thereof residing in any such unqualified or non-exempt jurisdiction.

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

         Outstanding Voting Preferred Stock. The Company has outstanding 1,380,000 shares of Series A Convertible Preferred Stock. Each share of Preferred Stock has voting rights equivalent to each share of Common Stock and is convertible to Common Stock if (i) the Company's earnings (i.e. pre tax operating income, before interest expense, but excluding extraordinary items and revenues or earnings generated by acquired businesses) for any two consecutive calendar years ending on December 31, 1998 exceed $20,000,000 or (ii) the closing bid price of the Common Stock has been at least $46.67 on 30 consecutive trading days at any time ending on December 31, 1998. Further, the Preferred Stock has a $13,800 liquidation preference and earns an annual non-cumulative dividend of $0.001 per share. The voting rights, conversion rights, dividend rights and liquidation preference of the Preferred Stock may adversely affect the trading value or the market price of the Common Stock and the Warrants.

                         PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

         None.


Item 2. Changes in Securities

         None.


Item 3. Defaults Upon Senior Securities

         None.


Item 4. Submission of Matters to a Vote of Security Holders

     (a) On May 27, 1997, the Company held its Annual Meeting of Shareholders.

     (b) An election of directors was held, during which Darby Simpson Macfarlane, David Kenneth Macfarlane and Leslie Foglesong were re-elected.

     (c) The following resolutions of the Board of Directors were passed by the vote of the shareholders:

         (1) The following named persons received the number of votes set forth opposite their respective names, the same being the plurality of the votes cast by the holders of shares entitled to vote thereon, and were declared duly elected directors of the Company for the ensuing year:

                                             For        Against      Abstain
                                             ---        -------      -------

              Darby Simpson Macfarlane     6,964,459     17,750         0
              David Kenneth Macfarlane     6,964,459     17,750         0
              Leslie Foglesong             6,964,459     17,750         0

         (2)  The resolution adopting an amendment to the Company's

              Certificate of Incorporation to extend for one year from December 31, 1997 to December 31, 1998 the expiration date of the period during which the Company's outstanding Class A Convertible Preferred Stock, par value $.01 per share (the "Preferred Stock") can become convertible into Common Stock upon the Company's achieving certain stock performance or earnings goals and to likewise extend the date by which the Company is to call the Preferred Stock for redemption if such goals are not met was adopted by the following vote, the same being a majority of the votes cast by the holders of the shares entitled to vote thereon:

                                             For        Against      Abstain
                                             ---        -------      -------
                                           4,549,522    51,850        21,825

         (3) The resolution ratifying the appointment of Wiss & Company LLP as independent auditors to audit the books of the Company for the fiscal year ending December 31, 1997 was adopted by the following vote, the same being a majority of votes cast by the holders of shares entitled to vote thereon:

                                             For        Against      Abstain
                                             ---        -------      -------
                                           6,933,709    35,700        12,800

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  (1)   15 - Letter on unaudited interim financial information.

          (2)   27 - Financial Data Schedule.

     (b)  Reports on Form 8-K.

          The Company's Current Reports on Form 8-K ("Form 8-K"), dated
          April 30, 1997 and May 29, 1997, heretofore filed by the Company with the Securities Exchange Commission, are incorporated by reference in this Form 10-QSB. The Form 8-K filed on April 30, 1997 was filed in connection with the Company's receipt of a request for supplementary information and clarifications from the FDA on its premarket notification (510(k)) submission regarding the Company's Colormate(TM) device for the non-invasive monitoring of bilirubin infant jaundice. The Form 8-K filed on May 29, 1997 was filed in connection with the filing of its response to such request by the FDA.
                                      21

                                EXHIBIT INDEX

    Exhibit No.     Document                                            Page
    -----------     ---------                                           ----
    15              Letter on Unaudited Interim Financial Information    24
    27              Financial Data Schedule                              25

                                  SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.

Date:  August 14, 1997
                                             /s/ Darby S. Macfarlane
                                             --------------------------
                                             Darby S. Macfarlane
                                             Chief Executive Officer

Date:  August 14, 1997
                                             /s/ Leslie Foglesong
                                             --------------------------
                                             Leslie Foglesong
                                             Treasurer and Chief Financial and
                                             Principal Accounting Officer