Form 10QSB
period 1997-09-30
CHROMATICS COLOR SCIENCES INTERNATIONAL INC
filed 1997-11-14
CIK 892495

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

    [X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court. Yes      No     N/A
                                               ---     ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock: 8,454,207
                                                      Warrants: 1,405,771

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                              September 30, 1997  December 31, 1996
                                                                                              ------------------  -----------------
                                                                                                  (unaudited)         (Note 1)
                                         ASSETS
CURRENT ASSETS:
     Cash and equivalents                                                                        $  3,936,100       $  5,352,400
     Accounts receivable, less allowance for doubtful accounts of $0 and $10,000 in
     1997 and 1996, respectively                                                                       92,400             87,400
     Inventories                                                                                      223,300            223,400
     Prepaid expenses and other assets                                                                 97,700             89,200
                                                                                                 ------------       ------------
         Total Current Assets                                                                       4,349,500          5,752,400

COLORMATE(TM) UNITS, LESS ACCUMULATED
     DEPRECIATION OF $32,800 (1997) AND $26,000 (1996)                                                667,200            674,000

PROPERTY AND EQUIPMENT, AT COST LESS ACCUMULATED
     DEPRECIATION OF $224,800 (1997) AND $155,300 (1996)                                              312,800            293,700

OTHER ASSETS                                                                                           24,400             27,400
                                                                                                 ------------       ------------
                                                                                                 $  5,353,900       $  6,747,500
                                                                                                 ============       ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable - collateralized by equipment                                                 $      6,100       $     10,000
     Notes payable to related party                                                                   299,600            326,000
     Accounts payable and accrued expenses:
         Attorneys and Accountants                                                                    306,600            269,700
         Consultants                                                                                   46,600             65,600
         Trade                                                                                        164,000            109,700
     Security deposits                                                                                   --               10,500
                                                                                                 ------------       ------------
         Total Current Liabilities                                                                    822,900            791,500
                                                                                                 ------------       ------------


COMMITMENTS AND CONTINGENCIES


REDEEMABLE CLASS A PREFERRED STOCK,
     PAR VALUE $.01 PER SHARE:
         Authorized - 1,400,000 Shares
         Issued and outstanding - 1,380,000  Shares
             At par and redemption value                                                               13,800             13,800
                                                                                                 ------------       ------------

STOCKHOLDERS' EQUITY (DEFICIENCY):
     Common Stock, par value $.001 per share:
         Authorized - 50,000,000 shares
         Issued and outstanding - 7,798,469 (1997)
             and 7,168,730 (1996)                                                                       7,800              7,200
     Capital in excess of par value                                                                17,307,100         15,370,300
     Accumulated deficit                                                                          (12,797,700)        (9,435,300)
                                                                                                 ------------       ------------
         Total Stockholders' Equity                                                                 4,517,200          5,942,200
                                                                                                 ------------       ------------
                                                                                                 $  5,353,900       $  6,747,500
                                                                                                 ============       ============



          See accompanying notes to consolidated financial statements.

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                          SEPTEMBER 30,
                                                               ------------------------------        ------------------------------
                                                                   1997               1996               1997               1996
                                                               -----------        -----------        -----------        -----------
REVENUES:
   Lease, license and service contracts                        $     9,000        $     1,500        $    10,500        $    66,100

   Interest income                                                  42,900             82,700            148,600            151,700

   Other                                                               200                700              1,000                100
                                                               -----------        -----------        -----------        -----------
                                                                    52,100             84,900            160,100            217,900
                                                               -----------        -----------        -----------        -----------

COSTS AND EXPENSES:
   Food and Drug Administration ("FDA")
     medical application expenses                                  213,000            408,700          1,022,100            821,000

   Patent application costs (including
   $96,100 of FDA related costs and
   $80,800 of research and development
   costs for the three months ended
   September 30, 1997 and $317,200 of
   FDA related costs and $141,800 of
   research and development costs for the
   nine months ended September 30, 1997)                           176,900            109,000            459,000            192,000

   Research and development costs                                  183,800             58,200            301,200            168,600

   General and administrative:

     Compensation of officers and
     employees                                                     182,600            160,600            530,900            540,600

     Compensation of consultants                                    43,200             78,100            138,200            177,800

     Legal fees                                                     47,300             41,700            203,100            238,300

     Accounting fees                                                 9,500              6,800             31,100             46,800

     Rent and storage                                               49,800             48,200            152,400            151,000

     Legal settlement                                                 --              132,000               --              132,000


     Insurance                                                      51,600             50,100            164,000            146,500

     Travel and entertainment                                       13,600              2,000             17,600             26,100

     Repairs and maintenance                                        31,500             27,300             89,800             84,000

     Depreciation and amortization                                  26,600             24,800             79,400            156,800

     Payroll taxes                                                  16,800             14,900             70,400             65,200

     Stock administration fees                                      13,900              6,500             38,600             49,100

     Printing, press and promotion                                  30,300              2,100             45,000             15,300

     Corporate taxes                                                13,300              4,700             24,900             15,500

     Other                                                          41,200             30,600            134,500            133,700

     Interest                                                        6,600             42,300             20,300             59,000
                                                               -----------        -----------        -----------        -----------
                                                                 1,151,500          1,248,600          3,522,500          3,219,300
                                                               -----------        -----------        -----------        -----------
NET LOSS                                                        (1,099,400)        (1,163,700)       $(3,362,400)       $(3,001,400)
                                                               ===========        ===========        ===========        ===========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES AND
   EQUIVALENTS OUTSTANDING                                       7,579,487          5,432,824          7,478,938          5,777,479
                                                               ===========        ===========        -----------        ===========
NET LOSS PER SHARE                                             $     (0.15)       $     (0.21)       $     (0.45)       $     (0.52)
                                                               ===========        ===========        ===========        ===========

          See accompanying notes to consolidated financial statements.

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (UNAUDITED)


                                                                  Common Stock
                                                     ---------------------------------
                                                          Number of                       Capital in Excess       Accumulated
                                                     Shares Outstanding     Par Value        of Par Value           Deficit
                                                     ------------------     ---------        ------------           -------

Balances, December 31, 1996                               7,168,730       $      7,200       $ 15,370,300       $ (9,435,300)

   Nine Months Ended September 30, 1997:

     Net Loss                                                  --                 --                 --           (3,362,400)

     Exercise of warrants at $2.50 per share                360,096                332            899,900               --

     Exercise of warrants at $5.00 per share                 79,710                 79            398,500               --

     Exercise of options at $2.6875 per share                37,500                 37            100,800               --

     Exercise of options at $2.50 per share                  46,600                 46            116,500               --

     Exercise of options at $3.375 per share                 50,000                 50            168,700               --

     Exercise of options at $4.375 per share                 10,000                 10             43,700               --

     Exercise of options at $4.4375 per share                45,833                 46            203,300               --

   Gain on account of "short swing" profits
     under Section 16 of the Securities
     Exchange Act of 1934                                      --                 --                5,400               --
                                                       ------------       ------------       ------------       ------------

Balances, September 30, 1997                              7,798,469       $      7,800       $ 17,307,100       $(12,797,700)
                                                       ============       ============       ============       ============



          See accompanying notes to consolidated financial statements.

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                        Nine Months Ended September 30,
                                                        -------------------------------
                                                              1997           1996
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                $(3,362,400)   $(3,001,400)

  Adjustments to Reconcile Net Loss to Net
    Cash Flows From Operating Activities:
    Depreciation and Amortization                              79,400        158,600

    Gains on Sale of Equipment                                   --           (1,500)
    Changes in Operating Assets and Liabilities:
     Accounts Receivable                                       (5,000)        83,600
     Inventories                                                  100        (32,000)
     Prepaid Expenses and Other Assets                         (8,500)        (6,800)
     Other Assets                                               3,000        (31,000)
     Accounts Payable and Accrued Expenses                     72,200        284,800
     Security Deposits                                        (10,500)          --
                                                          -----------    -----------

         Net Cash Flows From Operating Activities          (3,231,700)    (2,545,700)
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of Property and Equipment                         (88,600)      (144,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds From Issuance of Common Stock Net of Related
  Costs                                                          --        7,387,800
  Proceeds from Exercise of Options                           633,100           --
  Proceeds from Exercise of Warrants                        1,295,800           --
  Short Swing Profits                                           5,400           --
  Payments of Notes Payable to Related Party                  (26,400)        (9,200)
  Notes Payable - Collateralized by Equipment                  (3,900)        (3,200)
                                                          -----------    -----------
         Net Cash Flows from Financing Activities           1,904,000      7,375,400
                                                          -----------    -----------

NET CHANGE IN CASH AND EQUIVALENTS                         (1,416,300)     4,685,700

CASH AND EQUIVALENTS, BEGINNING OF
  PERIOD                                                    5,352,400      1,827,400
                                                          -----------    -----------


CASH AND EQUIVALENTS, END OF PERIOD                       $ 3,936,100    $ 6,513,100
                                                          ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest Paid                                           $    17,100    $    59,000
                                                          ===========    ===========
  Income Taxes Paid                                       $      --      $      --
                                                          ===========    ===========

SUPPLEMENTAL NON-CASH FLOW INFORMATION
  Deferred Offering Costs Offset to Additional Paid-in
  Capital                                                 $      --      $   554,903
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

          At September 30, 1997, most of the inventory of the Company's products is in excess of current requirements based on the de minimis level of recent sales. In addition, the Company has not sold its new line of cosmetics because the manufacturer has experienced difficulties in color matching certain shades to be scientifically claimable for the Company's scientifically color coordinated cosmetics line. Pending availability of the new line, the Company has ceased active marketing of its prior existing cosmetics line and Swatch Packs. The Company believes the new cosmetics will be ready to ship in the first quarter of 1998, although there can be no assurance. Management believes a $100,000 loss will be incurred on the disposition of inventory and provided for such loss in 1996.

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

          Operating Difficulties -- Since 1989, the Company has incurred losses from operations and net cash outflows from operations and has owned Colormate(TM) units since June 1991 whose ultimate recoverability depends upon the Company's future marketing success. Having obtained confirmation of clearance for commercial marketing by the United States Food and Drug Administration ("FDA") in July 1997 of its technology for the non-invasive monitoring of bilirubin infant jaundice, the Company expects to license its patents and proprietary technology, rent its equipment and market its related services and products to ultimately overcome these difficulties. In the event the Colormate(TM) units and related proprietary technology are not successfully leased/licensed and/or the products (pending completion of the new cosmetics line) are not successfully marketed in the future, the principal effect may be a substantial write-down of the book value of such units.

          Management expects that the Company will have sufficient liquidity at least until December 1, 1998, even if no revenues from operations are generated. If the Company is able to profitably market its Intellectual Properties, Colormate(TM) units and new cosmetics line and products, the Company would use any cash flow obtained from operations, and may seek additional debt or equity financing, to further support and expand its operations. The Company's Colormate(TM) units for all applications will be marketed interchangeably as the only differences between the different models are design, power supply improvements and software systems. There can be no assurance that the Company will not require additional funding. If the Company has not been able to attract additional future financing or generate significant revenue from operations, at such point in time, it may have to cease operations.

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

Overview

     Since inception, the Company has been principally engaged in the research and development of certain intellectual property rights, proprietary technology and instrumentation in the field of color science (collectively, the "Intellectual Properties"). The Intellectual Properties relate to the application of scientific color measurement principles to the classification of human skin and the classification and color-oriented organization of various color sensitive consumer products such as cosmetics, hair color, hosiery, fashion, print and textiles, as well as the development of the Colormate(TM) units and the Company's cosmetics line and material swatch packs (the "Products"). The Company from time to time has also been engaged in test marketing the Intellectual Properties and Colormate(TM) units in the beauty aid and fashion industries, marketing them in the cosmetics industry, and in cooperation with Mt. Sinai Hospital, New York, New York, has conducted clinical research studies for the non-invasive detection and monitoring of bilirubin infant jaundice. Since December 31, 1990, the Company has been primarily engaged in developing and testing further applications of the Intellectual Properties and Colormate(TM) units, such as the clinical research studies for monitoring bilirubin infant jaundice and feasibility studies for other medical applications and obtaining additional financing to support marketing of the Company's Intellectual Properties, Colormate(TM) units, Products and related services.

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

     The Company has financed its operations through (i) private placements of its securities, which generated an aggregate of $1,167,500 (including $620,400 from Darby Simpson Macfarlane) from 1988 through 1992 (excluding the Bridge Financing, which was repaid with proceeds of the IPO), (ii) collaborative research and development arrangements with licensees, (iii) cash receipts from lease and licensing agreements, which generated in the aggregate $8,386,200 from inception through December 31, 1992, including $6,944,200 in the period from January 1, 1988 to December 31, 1992 (primarily attributable to the Avon Project), (iv) loans from private investors and certain shareholders which aggregated $549,000 in 1991 and 1992 (excluding $775,000 in a bridge financing effected in September and October 1992 (the "Bridge Financing")), (v) the IPO,
(vi) private placements of securities from October 1994 to June 1995 (which have generated gross proceeds of $4,500,000 and net proceeds of $3,729,800), and
(vii) the 1996 Debenture Offering which raised net proceeds of approximately $4,200,000. In addition, during 1996, the Company received an aggregate of $2,738,925 from exercise of its Warrants and $207,500 from the exercise of stock options. From January 1, 1997 to September, 1997, the Company received an aggregate of $1,295,800 from exercise of Placement Agent Warrants and Public Warrants, and received approximately an additional $5,240,000 from the exercise of Placement Agent and Public Warrants in October and November 1997.

     Generally, limited revenues have been derived from licenses, leases, service contracts and product sales to several beauty-related businesses, testing and laboratory fees from potential licensees evaluating the Company's technology, and from an exclusive licensing and lease contract with IMS Cosmetics Inc. In 1996, the Company generated approximately 39% of its lease, license and service contract revenues from IMS. For the nine months ended September 30, 1997, the Company generated no such revenues from IMS. The Company receives payments from licensees, distributors or other sources at various times during the year. Accordingly, these payments have had, and payments that may be received in the future will have, a significant impact on quarter-to-quarter comparisons inasmuch as the Company has not developed stable sources of repeat revenues.

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

Results of Operations

     The Company incurred net losses of $3,362,400 and $3,000,900 for the nine-month periods ended September 30, 1997 and 1996, respectively, as revenues received have not been significant relative to the Company's expenses incurred in implementing its business plan. Loss per share decreased by $0.06 in the 1997 period compared to the 1996 period, and the 1997 period was favorably impacted by an increase of 1,701,459 weighted average number of shares outstanding attributable to the exercise of options and Warrants. The dollar increase in such losses in the 1997 period as compared to the 1996 period is primarily attributable to the Company continuing implementation of its long-range business plan to seek commercial applications of its Intellectual Properties and technologies in the medical field including an increase in costs and expenses regarding FDA regulatory applications, patent applications and research and development expenses. Since the Company received confirmation of marketing clearance by the FDA as described above, the Company believes that any future expenses incurred in connection with further regulatory marketing clearances and related patent application costs should be less than the amount incurred in 1996 and the first nine months of 1997, although no assurance can be given of such result. However, the Company may have to incur additional costs and expenses in connection with FDA marketing clearances and state regulatory requirements for the home health care and pediatric office market, as well as foreign market clearances. In addition, the Company expects to incur increased expenses relating to products liability insurance, manufacturing expenses, legal and regulatory compliance, including GMP quality system compliance, as well as research and development for new potential applications as it implements the next phase of its efforts to commercialize medical applications of its technology.

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

     In the first nine months of 1997, the Company focused its resources on implementation of its long-range business plan for medical applications of its technologies and received an insignificant level of revenues from operations. The Company believes that sales in the 1997 nine-month period were also adversely affected by ongoing delays in manufacturing certain color shades of the Company's new line of cosmetic products for its Colormate(TM) system (which delays were attributable to finalizing color formulations). The Company anticipates the new cosmetics will be ready to ship in the first quarter of 1998 although there can be no assurance of this. See Note 1 of Notes to Financial Statements.

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

Liquidity and Capital Resources

     Assets decreased by $1,393,600 in the first three quarters of 1997 as compared to fiscal 1996, primarily attributable to a decrease in cash and cash equivalents, which is primarily attributable to the expenses incurred pursuant to the Company's FDA application. The decrease in notes payable to related party is attributed to the payment of past due royalty payments of $26,400 in connection with a note to Peach & Pink Computer Corp. that matured in 1996.

     As indicated in the Company's Statements of Cash Flows, the Company continued to experience significant negative net cash flows from operating and investing activities in the first nine months of 1997. The 1997 increase in cash outflows from operating activities is primarily attributable to the increase in the Company's net loss. Cash flows from financing activities during the 1997 period principally represent $633,100 from the exercise of certain of the Company's outstanding options, $1,295,800 from the exercise of Warrants and $5,400 of "short swing" profits paid to the Company in accordance with the Securities Exchange Act of 1934. Cash flows from financing activities in the 1996 period principally represent the receipt of proceeds from the issuance of Common Stock (net of related costs), the exercise of Warrants and certain of the Company's outstanding options and "short swing" profits paid to the Company in accordance with the Securities Exchange Act of 1934.

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


     Management believes that if its proposed marketing plans for nonmedical applications of its technology are successful, then it will generate revenues from fees from the licensing of the Intellectual Properties and leasing of the Colormate(TM) units, consulting fees, and sales of cosmetics, although there can be no prediction or assurance as to which or whether any of these potential revenue sources will be successful. In 1996 and for the first three quarters of 1997, such licensing, leasing and sales yielded an immaterial level of revenue, primarily because the Company devoted its resources to the commercialization of its technologies for medical applications and because the Company's new cosmetics line is not yet available.

     Management expects that the Company will have sufficient liquidity at least until December 1, 1998, even if no revenues from operations are generated. If the Company is able to profitably market its Intellectual Properties, Colormate(TM) units, the Company would use any cash flow obtained from operations, and may seek additional debt or equity financing, to further support and expand its operations. The Company's Colormate(TM) units will be marketed interchangeably as the only differences between the different models are design and power supply improvements and software systems. There can be no assurance that the Company will not require additional funding. If the Company has not been able to attract additional future financing or generate significant revenue from operations at such point in time and/or successfully market its products and technologies, it may have to cease operations.

Estimated Existing Market for Testing of Bilirubin Infant Jaundice

     In September 1997, the Company completed its analysis of the existing market for bilirubin tests on newborn infants in the United States, and the approximate size of that market in the developed countries of Europe, South America and Canada combined, and Asia.

     The World Health Organization has published the current annual birthrate of approximately 4,000,000 births in the United States, with approximately 10% of these births being premature infants. The Company estimates that individual bilirubin blood tests on newborn infants (heelsticks), which are not part of a general panel blood test, total approximately 15,000,000 tests performed annually in the United States, based on data made available by the World Health Organization, the American Academy of Pediatrics, independent market studies commissioned by the Company and business proposals from potential marketing partners.

     The Company believes that published reimbursement amounts by third party insurance carriers for heelstick bilirubin blood tests, not part of a panel test, range between $22-$34 per test in the United States. Assuming a $22 fee, the Company estimates that approximately $330 million is spent annually on monitoring bilirubin infant jaundice in the United States.

     Internationally, using the World Health Organization birth rates, independent market studies and research obtained from companies currently marketing neonatal medical devices in foreign countries, the Company estimates that the current European market for infant bilirubin tests is approximately the same size as the United States; South America and Canada combined represent approximately 25% of the United States market size and the Southern Chinese and entire Japanese markets combined represent approximately the same size of market as the United States.

     Since receiving FDA marketing clearance in the United States, the Company is currently undertaking the effort to obtain required international regulatory clearances for its noninvasive bilirubin monitoring device and technology. The Company has also begun the process of establishing third party reimbursement for its noninvasive bilirubin testing which will be an important factor in its pricing structure in the United States.

     Based on the Company's initial business discussions with international medical device companies interested in global distribution rights for the Company's noninvasive bilirubin monitoring medical device for newborns, significant market penetration in the United States and international markets would require 3-4 years from the start of commercial distribution.

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

     Limited Operating History. Until 1986, the Company was principally engaged in research and development relating to the Intellectual Properties, Colormate(TM) units and the Company's Products. From early 1986 through October 1987, the Company was engaged in limited test-marketing of certain of the Intellectual Properties and Products through its former licensees. From October 1987 until June 1991, the Company was principally engaged in the Avon Project. From October 1990 to date, the Company has not conducted any material revenue producing operations and there can be no assurance it will be able to do so in the future. The Company's business is subject to the risks inherent in the development of new products using new technologies and approaches. There can be no assurance that unforeseen problems will not develop with these technologies or applications, that the Company will be able to successfully address technological challenges it encounters in its research and development program or that commercially feasible products will ultimately be developed by the Company.

     Operating Losses. The Company has incurred significant losses from operations for the years ended December 31, 1996 and 1995 ($4,442,300 and $2,494,300, respectively) and for the nine months ended September

30, 1997 ($3,362,400). The Company anticipates incurring increased operating expenses as the Company attempts to expand its marketing and sales activity and otherwise continues to implement its business plan, including its long-range business plan for potential medical applications of its technology, including the monitoring of bilirubin infant jaundice. There can be no assurance the Company will not continue to incur such losses or will ever generate revenues at levels sufficient to support profitable operations.

     Need for Additional Financing; Cessation of Operations. The Company has limited resources and has not been able to finance its activities with cash flow from operations since fiscal 1989. There can be no assurance that the Company will not continue to incur operating losses, and from exercise of its Warrants, that remaining proceeds of the 1996 Debenture Offering and from exercise of its Warrants will be sufficient to fund operations beyond December 1998, that sufficient sales levels, if any, will be achieved thereafter to fund operations or that the Company will not incur additional unanticipated expenses. In this regard, if the Company is unable to successfully market its Intellectual Properties, Colormate(TM) units and Products, it is extremely doubtful it will be able to obtain additional future financing and, at such point, may have to cease operations. The Company's continued operation will depend on its ability to obtain significant commercial sales of the Products and/or licensing and leasing fees from its Intellectual Properties and the Colormate(TM) units, the successful marketing of the Colormate(TM) units in medical applications and the availability of future financing. There can be no assurance that the Company will be able to obtain additional financing, such commercial sales or fees, in which case the Company's operations would be materially adversely affected and it may be forced to cease operations.

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

     Uncertainty of Medical Market Acceptance and Lack of Medical Marketing and Sales Experience. The Company's Colormate(TM) unit is a new device for the monitoring and screening of bilirubin infant jaundice, and there can be no assurance that it will gain market acceptance. To date, except for the clinical studies and related information regarding the Company's bilirubin infant jaundice device, the medical community generally has had no exposure to the Company or its proposed medical applications and methods. Because the medical community is generally relatively slow to adopt new technologies, procedures or devices, the Company might be unable to gain access to potential customers in order to attempt to demonstrate the operation and efficacy of its Intellectual Properties in the medical field. Even if the Company gains access to potential customers, no assurance can be given that members of the medical community will perceive a need for or accept the Company's proposed medical applications and methods. Physicians and individuals will not recommend or use the Company's device unless they determine, based on experience, clinical data, relative cost, and other factors, that these products are an attractive alternative to current blood-based tests that have a long history of safe and effective use. The Company may need to conduct additional independent studies in order to achieve acceptance in the medical community. In addition, purchase decisions for the device will be greatly influenced by health care administrators who are subject to increasing pressures to reduce costs. Some purchasers, such as hospitals, pediatricians and independent medical supply and home health care distributors, might also be reluctant to purchase products from a company that has not demonstrated the ability to satisfy ongoing delivery requirements. In addition, hospitals, clinics and pediatricians may be unwilling or unable to commit funds to the purchase of the Company's proposed medical applications due to institutional budgetary constraints, particularly in a slower economy. Failure of the Company's device to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     There can be no assurance that the Company will be able to successfully market its proposed medical applications and methods to the target customers, or that the market for such applications and methods will be large enough to support profitable operations. There can be no assurance that the Intellectual Properties or Colormate(TM) units will be found to have successful commercial medical market acceptance.


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

     Lack of Market Penetration in Other Industries. The Company has not yet achieved commercial market penetration in any industry, and there can be no assurance the Company will be able to do so in the future. The Company currently has a limited number of Colormate(TM) units in commercial use. The Company has not achieved significant levels of cosmetics sales from its Colormate(TM) unit locations, and expects based on the cosmetics sales levels achieved per location to date, that it will have to greatly increase the number of Colormate(TM) unit installations to achieve significant levels of cosmetics sale revenues. The Company has collected some cosmetic revenues from its salon installations in the third quarter of 1997. See "Management's Discussion and Analysis." The Company also believes, based on its operating history since February 1993, that obtaining such increased cosmetic sales revenue will take significantly longer to achieve than was originally anticipated. At December 31, 1996, most of the inventory of the Company's products was in excess of requirements based on the recent level of sales. After giving effect to the $100,000 write off in 1996 actual inventory, management believes no further significant loss will be incurred on the disposition of inventory. No estimate can be made of a range of amounts of loss that are reasonably possible should the Company's expectations not be met. There can be no assurance that no such loss will be incurred upon the disposition of inventory. However, the Company currently provides hair color analysis in certain salons, expects to complete its inventory of a new line of chromatically balanced and color coordinated cosmetics in the first quarter of 1998, and although there can be no assurance, expects to commence marketing of its new line of custom blended foundations in 1998. Although there can be no assurance, the Company believes these factors may enhance revenues from its beauty-related operations. In order to implement its marketing plans in the United States and abroad, including in industries in which the Company does not have prior experience, the Company will have to develop additional marketing skills and spend proceeds from additional financing and from the exercise of its Warrants on sales and marketing activities, including hiring finders and new personnel including consultants, and entering into arrangements with distribution companies having a national presence. There can be no assurance the Company's marketing plan will be successful.

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

     Protection of Intellectual Property. The Company's U.S. Patents Nos. 4,909,632 and 5,311,293 expire in 2007; the Company's U.S. Patent No. 5,313,267 expires in 2011; the Company's U.S. Patent No. 5,671,735 expires in 2014; after the respective expiration date of each, the proprietary technology and instrumentation disclosed in each Patent will be available for use by others without compensation to the Company, unless protected by the claims of other U.S. patents that may be issued to the Company in the future. The Company has developed intellectual property rights in color analysis in a number of fields including medical, biological, dental, cosmetic and materials testing. The intellectual property rights include trade secrets, know how and thirteen pending United States patent applications. These rights also include various foreign patent applications corresponding, at least in part, to the U.S. Patents and the U.S. patent applications. There can be no assurance that patents will issue based on these patent applications or that any patent claims will provide sufficient protection to exclude others from the Company's proprietary technology and instrumentation. There can be no assurance that the Company will not be involved in litigation to protect its trade secrets and know how or that the Company will prevail in such litigation. There can be no assurance that challenges will not be instituted against the validity or enforceability of any patents owned by or issued in the future to the Company, or that such challenges will not be successful. There can be no assurance that patent infringement claims will not be asserted against the Company and found to have merit, that the Company will not be enjoined from using its proprietary technology and instrumentation and from manufacturing and selling certain of its Products, or would not be forced to obtain a license and pay future royalty fees as well as past damages to the party claiming infringement in amounts not presently determinable. There can be no assurance that any such license will be available to the Company. Conversely, to the extent third parties infringe upon the Company's patented Intellectual Properties, the Company may have to litigate against such third parties in order to prevent further infringement. There can be no assurance the Company will have the resources to prosecute any such litigation, or that any such litigation would be resolved in favor of the Company. In the event it is unable to bring such litigations or obtain a favorable outcome, the Company's operations could be materially adversely affected in that the Company's failure to enforce its Patents could result in increased competition. If the Patents are declared invalid, the Company would lose patent protection for certain of its Intellectual Properties, which could have a material adverse effect on its operations.

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

     The Company's U.S. Patents apply only to the United States. The Company has filed patent applications in a number of foreign jurisdictions which correspond, at least in part, to the Company's U.S. Patents. The Company has been granted a European Patent No. 0446512, a Singapore registration of that European patent, Australian and Mexican patents corresponding, at least in part, to its U.S. Patent No. 4,909,632 and Taiwanese and Colombian patents corresponding, at least in part, to its U.S. Patent No. 5,313,267. The Company has not yet been granted any other foreign patents for its Intellectual Properties and there can be no assurance it will be granted any such patents.

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

     Control; Dependence on Management. Darby Simpson Macfarlane, Chief Executive Officer of the Company, owns shares of Common Stock and Preferred Stock aggregating 2,000,813 of the shares eligible to vote on matters presented to the shareholders which amount is sufficient to permit her to significantly influence, if not control, the election of directors or to approve any matter submitted to a vote of shareholders, and otherwise be in control of the Company. The Company is dependent primarily on the services of Darby Simpson Macfarlane and David Kenneth Macfarlane, Vice President, Research & Development. The loss of either of their services could have a material adverse effect on the Company. Although the Company has purchased key-man life insurance policies in the amounts of $1,000,000 on the lives of both Mrs. and Mr. Macfarlane, there can be no assurance that the proceeds from such policies would enable the Company to retain suitable replacements for them.

     Lack of Public Market; Possible Volatility of Stock Price. There is no assurance that a regular trading market for the Company's securities will be sustained. The market price for the Company's Common Stock may be significantly affected by such factors as the Company's financial performance, the results of the Company's efforts to license its Intellectual Properties and to market its Products, and various factors affecting the color science industry and the beauty aid and cosmetics industries generally. Additionally, in recent years, the stock market has experienced a high level of price and volume volatility for many companies, particularly small and emerging growth companies traded in the over-the-counter market, and these wide price fluctuations are not necessarily related to the operating performance of these companies. Accordingly, there may be significant volatility in the market for the Company's securities.

     Exercise of Warrants. The price which the Company will receive for the Common Stock issued upon exercise of the remaining Warrants issued to the placement agent in the 1995 Private Placement is expected to be substantially less than the market price of the Common Stock at the time such Warrants are exercised. For the life of such Warrants, the holders thereof are given, at little or no cost, the opportunity to profit from a rise in the market price of the Common Stock, if any, without assuming the risk of ownership. So long as such Warrants remain unexercised, the terms under which the Company could obtain additional equity financing may be adversely affected. Moreover, the holders of such Warrants may be expected to exercise them at a time when the Company would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable than those provided by such Warrants. To the extent of any exercise of the Warrants, the interests of the Company's shareholders will be diluted proportionately.

     Outstanding Voting Preferred Stock. The Company has outstanding 1,380,000 shares of Series A Convertible Preferred Stock. Each share of Preferred Stock has voting rights equivalent to each share of Common Stock and is convertible to Common Stock if (i) the Company's earnings (i.e. pre tax operating income, before interest expense, but excluding extraordinary items and revenues or earnings generated by acquired businesses) for any two consecutive calendar years ending on December 31, 1998 exceed $20,000,000 or (ii) the closing bid price of the Common Stock has been at least $46.67 on 30 consecutive trading days at any time ending on December 31, 1998. Further, the Preferred Stock has a $13,800 liquidation preference and earns an annual non-cumulative dividend of $0.001 per share. The voting rights, conversion rights, dividend rights and liquidation preference of the Preferred Stock may adversely affect the trading value or the market price of the Common Stock.

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

               (2) 27 - Financial Data Schedule.

          (b)  Reports on Form 8-K.

               The Company's Current Reports on Form 8-K, dated July 16, 1997, August 4, 1997 and September 18, 1997 (each, "Form 8-K"), heretofore filed by the Company with the Securities Exchange Commission, are incorporated by reference in this Form 10-QSB. The Form 8-K filed on July 16, 1997 was filed in connection with the extension by Company of the expiration date of certain of the

               Company's remaining outstanding Redeemable Common Stock Purchase Warrants which include (i) up to 1,150,000 Warrants issued as part of the Company's February 1993 initial public offering, (ii) up to 240,000 Warrants issued in connection with a private placement occurring prior to the initial public offering, and
               (iii) up to 115,000 Warrants issued to IAI upon its exercise of the Unit Purchase Options issued to IAI in connection with the initial public offering. The Form 8-K filed on August 4, 1997 was filed in connection with the receipt by the Company of a "substantial equivalence" determination order, in the form of a letter dated July 24, 1997 from the Center for Devices and Radiological Health, FDA, authorizing the Company to commercially distribute its Colormate(TM) device for non-invasive monitoring of bilirubin infant jaundice in the United States in response to the Company's premarket notification (510(k)) submission requesting marketing clearance for the device from the agency. The Form 8-K filed on September 18, 1997 in connection with the Company's completion of its analysis of the existing market for bilirubin tests on newborn infants in the United States, and the approximate size of that market in the developed countries of Europe, South America and Canada combined, and Asia.

                                  EXHIBIT INDEX

 Exhibit No.   Document                                                     Page
 -----------   --------                                                     ----

    15         Letter on Unaudited Interim Financial Information             24
    27         Financial Data Schedule                                       25

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.


Date:  November 13, 1997                       /s/ Darby S. Macfarlane
                                               ---------------------------------
                                               Darby S. Macfarlane
                                               Chief Executive Officer



Date:  November 13, 1997                       /s/ Leslie Foglesong
                                               ---------------------------------
                                               Leslie Foglesong
                                               Treasurer and Chief Financial and
                                               Principal Accounting Officer