Form 10-K
period 1997-12-31
CHROMATICS COLOR SCIENCES INTERNATIONAL INC
filed 1998-03-31
CIK 892495

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
|X| Annual report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

         For the fiscal year ended December 31, 1997

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________________ to ____________________

         Commission file number   0-21168

                 CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.
            -----------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


                           NEW YORK                                                              13-3253392
---------------------------------------------------------------                 -----------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)                   (I.R.S. Employer Identification Number)

                5 East 80th Street, New York, New York                                         10021
---------------------------------------------------------------                 -----------------------------------------
               (Address of Principal Executive Offices)                                       (Zip Code)

                                (212) 717-6544
             ----------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

      Securities registered under Section 12(b) of the Exchange Act: None

        Securities registered under Section 12(g) of the Exchange Act:

                   Common Stock, par value $0.001 per share
                   ----------------------------------------
                               (Title of Class)


         Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past

90 days.

                            Yes   X            No

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|_|

         As of March 26, 1998, 14,717,827 shares of Common Stock, par value $0.001 per share (the "Common Stock") of the registrant were outstanding and the aggregate market value of the voting stock (computed based on the average of the last bid and asked price on such date) held by non-affiliates was approximately $158,566,740.

                               Table of Contents

                                                      PART I
                                                                                                               Page
                                                                                                               -----
Item 1.  Business...............................................................................................  1
Item 2.  Properties............................................................................................. 33
Item 3.  Legal Proceedings...................................................................................... 33
Item 4.  Submission of Matters to a Vote of Security Holders.................................................... 33

                                                      PART II

Item 5.  Market For the Company's Common Equity and Related Stockholder Matters................................. 33
Item 6.  Selected Financial Data................................................................................ 35
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.................. 36
Item 8.  Financial Statements and Supplemental Data............................................................. 41
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure................... 52

                                                     PART III

Item 10. Directors and Executive Officers of the Company........................................................ 52
Item 11. Executive Compensation................................................................................. 56
Item 12. Security Ownership of Certain Beneficial Owners and Management......................................... 59
Item 13. Certain Relationships and Related Transactions......................................................... 60

                                                      PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K........................................ 61

                                       i

                                    PART I

         THIS ANNUAL REPORT ON FORM 10-K, INCLUDING ITEM 1 ("BUSINESS") AND ITEM 7 ("MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS"), CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS "BELIEVE," "ANTICIPATE," "THINK," "INTEND," "PLAN," "WILL BE," "EXPECT" AND SIMILAR EXPRESSIONS IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REGARDING FUTURE EVENTS AND/OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED IN "RISK FACTORS" BELOW AT PAGES 22 TO 33, WHICH COULD CAUSE ACTUAL EVENTS OR THE ACTUAL FUTURE RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT. SUCH RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS, THE AVAILABILITY OF ANY NEEDED FINANCING, THE COMPANY'S ABILITY TO IMPLEMENT ITS BUSINESS PLAN FOR VARIOUS APPLICATIONS OF ITS TECHNOLOGIES, INCLUDING MEDICAL AND INDUSTRIAL APPLICATIONS, THE OBTAINING OF AND COMPLIANCE WITH REGULATORY APPROVALS APPLICABLE TO APPLICATIONS OF THE COMPANY'S TECHNOLOGY, THE IMPACT OF COMPETITION, THE MANAGEMENT OF GROWTH, AND OTHER RISKS AND UNCERTAINTIES THAT MAY BE DETAILED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. IN LIGHT OF THE SIGNIFICANT RISKS AND UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF SUCH STATEMENTS SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED.

Item 1.  Business

General

         Chromatics Color Sciences International, Inc. (the "Company") was formed in 1984 to research and develop and to commercialize certain intellectual property rights, proprietary technology and instrumentation in the field of color science (collectively, the "Intellectual Properties") for marketing to a variety of industries, including, but not limited to, the medical, dental, biological, cosmetic, hair color, beauty-aid and fashion industries. The Intellectual Properties relate to the application of color science technology to the scientific measurement and analysis of human skin, tissue, fluid, hair, teeth or biological subject, the classification of such measurements, the detection and monitoring of conditions affecting the coloration of such human skin, tissue, fluid, hair, teeth or biological subjects and the scientific classification and color-oriented organization of various consumer-sensitive products such as cosmetics, tooth enamel, hair color, hosiery, fashion, textiles, etc. The Company has incorporated certain of the Intellectual Properties into a proprietary color measurement system and software marketed for various commercial applications as the Colormate(TM) System (the "Colormate(TM) System").

         The Company has developed Intellectual Properties which it believes are capable of detecting and monitoring certain chromogenic diseases and disorders which are defined by the Company as those which are diagnosed or monitored by the coloration of human skin, tissue or fluid being affected ("Chromogenic Diseases"). In this regard, the Company developed a Colormate(TM)

device to measure the incremental change of the yellow content of the skin color in newborns to monitor bilirubin infant jaundice. On July 30, 1997 the Company received U.S. Food and Drug Administration ("FDA") clearance for commercial marketing of the Colormate(TM) device for the non-invasive detection and monitoring of bilirubin infant jaundice in newborns by health care professionals in the institutional, pediatricians office or home setting (the "Colormate(TM) Bilirubin Device"). The Company's efforts are currently focused on seeking to commercialize this medical application of its Intellectual Properties for non-invasive detection and monitoring of bilirubin infant jaundice.

         The Company has also developed its own line of scientifically color coordinated proprietary cosmetics ("My Colors by Chromatics(TM)") and scientifically color coordinated proprietary color charts and material swatchpacks for use in the cosmetics, beauty, dental and fashion industries. The Company's Colormate(TM) System products, cosmetic line and material swatchpacks are referred to herein, collectively, as the "Beauty-Aid Products."

         To date, the Company's marketing activities have principally involved licensing the Intellectual Properties, including conducting laboratory product chromaticity studies, leasing the Colormate(TM) System and marketing the Beauty-Aid Products in the cosmetic, hair color, beauty aid and fashion industries (i) in a national sales program with Avon Products, Inc. ("Avon"), and in limited test markets with Clairol, Inc. ("Clairol") and Hanes Hosiery, Inc. ("Hanes"), all conducted prior to June 1991, (ii) under a current agreement with Gordon Laboratories, Inc. ("Gordon Laboratories") and under certain leases and licenses to beauty-related businesses and beauty salons. Although the Company from time to time is engaged in preliminary discussions (including limited consumer testing and laboratory chromaticity study activities) for use of its technology in the cosmetics, medical, dental and beauty aid fields, there can be no assurance that any final agreements will be reached. In this regard, the Company has recently completed research and development for the working prototype of a hand-held less expensive light-emitting diode ("LED") model of the Colormate(TM) System which the Company anticipates will enhance its marketing efforts (the "Colormate(TM) LED Device").

Color Science

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

         Based on its research in the field of color science, the Company has determined that all people fall within one of approximately 200 scientifically measurable human skin tone color categories and that each of these categories is most compatible with specific ranges of various product color. Over the years, the Company has developed its Intellectual Properties and Colormate(TM) System

for the (i) scientific measurement and classification of human skin color, (ii) scientific measurements of human hair, tooth, tissue and/or fluid color, (iii) scientific color coordination of such skin, hair, tooth and/or fluid color classification in relation to products, (iii) scientific measurement, classification and color-oriented organization of various color sensitive consumer products, such as cosmetics, hair coloring, hosiery, clothing, tooth enamel, paint, and textiles, (iv) scientific color measurement in detecting and monitoring Chromogenic Diseases such as hyperbilirubinemia, and (v) scientific color coordination of products in relation to other products. The Company determines such scientific product color classifications by conducting laboratory product chromaticity studies (the "Chromaticity Studies").

Color Science Applications

         Medical Applications

         Chromogenic Diseases. The Company believes that its Intellectual Properties are capable of detecting and monitoring various Chromogenic Diseases, such as bilirubin infant jaundice. In this regard the Company has received U.S. FDA clearance for commercial marketing of its Colormate(TM) Bilirubin Device for detection and monitoring of bilirubin infant jaundice through the non-invasive scientific color measurement of the skin of the newborn. The Company has also completed feasibility studies pending IRB approval to commence clinical trials of its Colormate(TM) System for dermatology applications in determining the level of phototherapy to be used in treating certain skin disorders and diseases, such as psoriasis, and the patients tolerance to such phototherapy treatment for patients of all ages. This use of the Colormate(TM) System most likely will require additional FDA clearance through submission of a marketing application supported by clinical data.

         Bilirubin Infant Jaundice. Bilirubin infant jaundice occurs in most newborns because of a combination of increased bilirubin production, a waste product that is normally produced from the breakdown of red blood cells, and decreased clearance of bilirubin by the liver. Bilirubin infant jaundice primarily affects newborn infants within the first three to 10 days of life. Almost all newborn babies develop some degree of bilirubin infant jaundice and, very high bilirubin levels, if left untreated, may, in extreme cases, lead to permanent brain damage or death (kernicterus). Prior to birth, the bilirubin in an infant is processed by the mother's liver and excreted. Following its birth, an infant must eliminate bilirubin independent of its mother, and it may take an infant's system several days to begin eliminating the bilirubin faster than it is produced. Infants who are born prematurely, who are underfed, or who belong to certain ethnic groups are at increased risk of developing hyperbilirubinemia (defined as bilirubin infant jaundice in a range above that which would be considered average in a newborn). The initial screening of bilirubin infant jaundice is the observation of the yellowing of the skin by professional care providers, which is a subjective determination prone to errors due to differing skin colors. If the initial clinical assessment suggests the possibility of significant bilirubin infant jaundice, the current procedure requires that a blood sample be obtained from the infant, usually by lancing the infant's heel (heelstick). These laboratory measurements are time-consuming, costly and a traumatic process for the infant. In addition, repeated blood drawing in very low birth weight babies with extremely small blood volumes may result in the need for blood transfusion. Since bilirubin infant jaundice normally presents in infants 36 to 72 hours following birth, infants who are sent home after a short hospital stay pursuant to managed care guidelines in the United States are at risk because the condition may not have presented prior to release. Thus, the Company believes a non-invasive instrument that monitors bilirubin infant jaundice represents a significant improvement in patient care.

         The Company has developed a Colormate(TM) non-invasive transcutaneous bilirubinometer device for monitoring bilirubin infant jaundice in newborns of all races and when under phototherapy. This Colormate(TM) device received FDA clearance for use in monitoring bilirubin infant jaundice by scientifically measuring the color of the skin of the newborn and periodically monitoring incremental changes in the skin color. The FDA-cleared device includes the Colormate(TM) device for monitoring bilirubin infant jaundice when operated using external power sources with a computer and printer, and when operated as a battery-operated hand-held, optional computer assisted device (collectively, with the Company's disposable calibration components, hereinafter referred to as the "Colormate(TM) Bilirubin Device"). The Colormate(TM) Bilirubin Device is a proprietary color measurement instrument containing a light source and optical filters. Color measurements are obtained from an infant by placing the Colormate(TM) Bilirubin Device on different physical sites of the newborn for 5-10 seconds. Accuracy of the color measurements are ensured by a proprietary disposable color-calibration and verification standard used prior to each baby's measurement. Each color measurement of the skin is analyzed by the Company's proprietary technology to provide an estimate in mg./dl. correlating to the newborn's serum bilirubin concentration within a clinically useful range.

         The Company also has recently completed development of the working prototype for a less expensive hand-held, LED version of the Colormate(TM) Bilirubin Device (the "Bilirubin LED Device") that could be used for monitoring bilirubin infant jaundice, subject to additional clinical testing and further FDA review and clearances. The Company recently received approval from Mt. Sinai Hospital (New York City), Elmhurst Hospital (New York City) and William Beaumont Hospital (Detroit) to commence such clinical trials of the Bilirubin LED Device. The Company intends to begin the clinical testing of the Bilirubin LED Device in the second quarter of 1998.

         The Bilirubin Project. Since 1988, the Company has been engaged with Mt. Sinai Hospital, and more recently with Elmhurst Hospital in clinical research studies (the "Bilirubin Project") involving the use of the Colormate(TM) Bilirubin Device in the detection and monitoring of bilirubin infant jaundice. The initial studies conducted in Mt. Sinai Hospital tracked, on a parallel basis, (i) the non-invasive skin color measurements made of each infant by the Colormate(TM) Bilirubin Device and (ii) simultaneous blood samples drawn from the infant to obtain a laboratory report on the patient's bilirubin count. The first phase of testing in 1988 and 1989 resulted in a positive feasibility study demonstrating that the Colormate(TM) Bilirubin Device skin color measurements corresponded in direct ratio to the laboratory reports of the blood samples drawn. The second phase, which was concluded in November 1992, studied a larger volume of patients and demonstrated the same results. In October 1993, the Company and Mt. Sinai Hospital published the research results to that date. From October 1993 to April 1996, the Company and Mt. Sinai

Hospital conducted the third phase of clinical testing involving the compiling of certain additional clinical data relating to expanded testing on a larger group of patients, with emphasis on skin color measurement at birth and while under phototherapy (the current standard treatment for the disorder).

         In January 1997, the Company commenced multicenter studies of the Colormate(TM) Bilirubin Device for monitoring bilirubin infant jaundice at Mt. Sinai Hospital and Elmhurst Hospital, and in February 1998 commenced such studies at William Beaumont Hospital. The Company also received institutional review board ("IRB") approval to commence such studies at Parkland Hospital (Dallas).

         FDA Clearances. In June 1996, the Company retained government regulatory consultants and legal counsel to oversee compliance with applicable federal and state regulations for commercialization of the Colormate(TM) Bilirubin Device, and for complying with any applicable European Community and other foreign government requirements. The initial clinical studies conducted at Mt. Sinai Hospital were completed with positive results and on November 14, 1996, the Company filed its application with the FDA for the medical application of its technologies, specifically, the non-invasive detection and monitoring of bilirubin infant jaundice. On July 30, 1997, the Company received confirmation of marketing clearance pursuant to a "substantial equivalence" determination order from the FDA's Center for Devices and Radiological Health (the "CDRH"), authorizing the Company to commercially distribute the Colormate(TM) Bilirubin Device in the United States. The "substantial equivalence" order states that the Company must comply with all relevant statutes enforced by and regulations promulgated by the FDA, including Quality System Regulation ("QSR") requirements, labeling, and the statutory prohibitions against adulteration and misbranding. The order also states that the Colormate(TM) Bilirubin Device is a "Class II device" which may be subject to additional "special controls." The Company intends to comply with any applicable requirements and special controls for purposes of commercial distribution. At this time, the Company is unaware of any applicable special controls.

         The Company's FDA market clearance authorizes use of the Company's technology as an aid to the physician in monitoring the status of newborn babies for the development of hyperbilirubinemia. Following a physician's examination of a newborn within the first hours of birth, newborn babies would be measured initially and monitored periodically by the Colormate(TM) Bilirubin Device for incremental changes in the yellow content of their skin color. Because the Colormate(TM) Bilirubin Device can provide effective non-invasive monitoring of bilirubin infant jaundice, it may have a significant marketing advantage over the invasive, repeated, daily blood testing techniques currently used, which in many cases leads to blood transfusion of the infant. However, because the medical community is relatively slow to adopt new technologies, there can be no assurance that practitioners will perceive a need for, or accept, the Company's technology, or be willing to commit funds to its development or the purchase of any such completed technology. The Company intends to market the medical application of its Intellectual Properties for the monitoring of bilirubin infant jaundice through international medical distributors, to hospitals, pediatricians and home health care facilities. See "Proposed Marketing Plan",

"Government Regulations" and "Risk Factors."

Potential Market for Colormate(TM) Bilirubin Device

         In September 1997, the Company released the results of market research studies, which analyzed the existing market for methods currently used to monitor hyperbilirubinemia in newborn infants in the United States and in the developed countries of Europe, South America and Canada combined, and Asia. The study indicated that the World Health Organization published current annual birthrate is approximately 4,000,000 births in the United States, with approximately 10% of these births being premature infants. The Company estimates that individual bilirubin heelstick blood tests on newborn infants, which are not part of a general panel blood test, total approximately 15,000,000 tests performed annually in the United States, based on data made available by the World Health Organization, the American Academy of Pediatrics, independent market studies commissioned by the Company and business proposals from potential marketing partners. Internationally, using the World Health Organization birth rates, independent market studies and research obtained from companies currently marketing neonatal medical devices in foreign countries, the Company estimates that the current European market for infant bilirubin tests is approximately the same size as the United States; South America and Canada combined represent approximately 25% of the United States market size, and the Southern Chinese and entire Japanese markets combined represent approximately the same size of market as the United States.

         The Company believes that published fees charged for heelstick bilirubin blood tests, not part of a panel test, range between $22-$34 per test in the United States. Assuming a $22 fee, the Company estimates that approximately $330 million was spent in 1996 on monitoring bilirubin infant jaundice in the United States.

         In the United States, patients, hospitals and physicians who purchase medical devices, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse them for all or a portion of the cost of the medical device. Reimbursement for devices that have received FDA clearance has generally been available in the United States. The Company has obtained confirmation from the Department of Coding of the American Medical Association ("AMA") that the same code used for the reimbursement of laboratory blood tests used to monitor bilirubin infant jaundice is permissible for use in obtaining reimbursement for tests using the Colormate(TM) Bilirubin Device. The Company believes this confirmation will be an important factor in its pricing structure in the United States. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third-party health care payors. Although the Company anticipates that patients, hospitals and physicians will justify the use of the Colormate(TM) Bilirubin Device by the attendant cost savings and clinical benefits that the Company believes will be derived from the use of the Colormate(TM) Bilirubin Device, there can be no assurance that this will be the case. Furthermore, the Company would be adversely affected by changes in reimbursement policies of governmental or private health care payors. See "Risk

Factors."

         In addition, since receiving FDA marketing clearance in the United States, the Company has undertaken the procedures to obtain required international regulatory clearances for its Colormate(TM) Bilirubin Device. If the Company obtains the necessary foreign regulatory approvals, market acceptance of the Company's products in international markets will be dependent in part, upon the availability of reimbursement within prevailing health care payment systems. See "Risk Factors."

         Once the Company's Colormate(TM) Bilirubin Device complies with all laws of the FDA for marketing, including QSR manufacturing requirements and any special controls, the Company actively will market its Colormate(TM) Bilirubin Device to the medical field. See "Proposed Marketing Plan".

         Cosmetic, Fashion, Beauty Aid and Haircolor Applications

         In the early 1980s, a number of authors, fashion consultants and retail companies promoted the concept of marketing cosmetics and fashion based on the advertised compatibility of the color in a consumer's skin, hair and eyes with the color of the products being sold, in order to achieve a harmonious "color coordinated" effect. Marketing programs and product lines were introduced based on the retailers' matching of its goods to the "personal colors" of the consumer, as determined by the retailer or independent color consultants. Generally, businesses in the cosmetics and fashion industries continue to employ color compatibility techniques and concepts in their marketing efforts. Although the fashion industry is subject to rapid and radical changes in styles and trends, the Company's color science technology and instrumentation, which is keyed to the comparison of skin color to product colors and of product colors to other product colors, is not dependent on the popularity of any given fashion style or trend. The Company's color measuring instrument permitted the user, without any visual estimates or judgments, to determine the color of a person's skin and assign it accurately to one of over 200 scientifically determined skin color categories identified by the Company.

         Prior to June 1991, the Company's marketing activities principally involved licensing the Intellectual Properties, including conducting Chromaticity Studies, leasing the Colormate(TM) System and marketing the Beauty-Aid Products primarily in the cosmetic, hair color, beauty aid and fashion industries with nationally recognized cosmetics and textile companies, such as the Company's national sales program with Avon Products, Inc. ("Avon"), and limited test marketing programs with Clairol Inc. ("Clairol"), and Hanes Hosiery Inc. ("Hanes"). In addition, from 1994 to 1996, the Company conducted a limited consumer testing project for hair color analysis with Clairol and Regis Corp., a U.S. beauty salon chain ("Regis"). See "Test Marketing History." The Company also entered into leases and licensing agreements with respect to its Colormate(TM) System with Gordon Laboratories Inc. ("Gordon Laboratories") and IMS Cosmetics, Inc. ("IMS"), as well as with various beauty-related businesses and beauty salons. In this regard, the Company recently completed its line of custom blended foundations for Gordon Laboratories, and has completed with IMS its new line of foundations, lipsticks and blushes.

         Although the Company from time to time has been engaged in preliminary discussions (including limited consumer testing and Chromaticity Study activities) for use of its technologies in the cosmetics and beauty aid fields, until the Company completes successful marketing and distribution of its Colormate(TM) Bilirubin Device, the Company does not expect to engage in significant additional efforts in the cosmetic and beauty aid industry and has temporarily reduced active marketing of its cosmetics products. There can be no assurance that the Company will continue such efforts, or that any final agreements will be reached. However, the Company recently completed research and development for a working prototype of a less expensive, hand-held, LED version of the Colormate(TM) unit, the Colormate(TM) LED Device, which the Company anticipates will enhance its eventual marketing efforts in these non-medical industries once the prototype is available for review by potential licensees. See "Risk Factors" and "Proposed Marketing Plan."

         Other Potential Medical and Dental Applications

         In addition to its FDA-cleared device for the monitoring of bilirubin infant jaundice, the Company believes that the Intellectual Properties and Colormate(TM) System have commercial applications in (i) health care relating to the non-invasive detection and monitoring of certain Chromogenic Diseases, such as skin diseases, tuberculosis and anemia, and (ii) dental care (i.e., the color matching of teeth and tooth enamel). Additional medical applications for the Intellectual Properties require extensive and lengthy clinical testing and will be subject to various federal and state regulatory requirements, including FDA clearances and approvals and may be subject to comparable foreign regulatory approvals to the extent the Company markets such applications abroad. See "Risk Factors" and "Government Regulations."

         The Company is engaged in ongoing research and development relating to additional potential medical applications of its Intellectual Properties, has completed feasibility studies with Dr. Mark Lebwohl, Professor and Chairman, Department of Dermatology in New York City, and pending IRB approval from Mt. Sinai Hospital intends to commence clinical trials of the Colormate(TM) System for dermatological use in determining the appropriate levels of phototherapy to treat various skin diseases and patient tolerance for such levels of phototherapy by quantifying the amount of pigmentation and hence, photo-protection in the skin of patients. This dermatological application of the Company's proprietary technology and device would be for patients of all ages and would be used in determining dosages of ultra violet light (phototherapy treatment) used to treat patients for a variety of diseases including psoriasis, excema, cutaneous T-cell lymphoma, vitiligo, and others. Post inflammatory hyperpigmentation also would be a condition subject to monitoring by the Colormate(TM) System. The noninvasive measurement of the skin by the Company's Colormate(TM) System will be tested and verified against minimal erythema dose-testing including the Fitzpatrick skin type test.

         From February 1993 to June 1995, the Company conducted a feasibility study for clinical tests at Elmhurst Hospital for use of its technology in the diagnosis of tuberculosis through the measurement of skin color. The Company stopped such studies in order to focus its limited resources on the more advanced Bilirubin Project and its long-range business plan to commercialize that application. The Company has no immediate plan to commence such studies for the detection and monitoring of tuberculosis until commercialization of the Colormate Bilirubin Device is complete. Clinical trials for FDA clearance will be required for use of the Company's technology for the detection and monitoring of tuberculosis, and there can be no assurance this application will have commercial applications or generate revenue for the Company.

         In 1990, the Company concluded a feasibility study for Dentsply, Inc., a dental supply company, for use of the Intellectual Properties and Colormate(TM) units in the color measurement and matching of human tooth color and tooth enamel color for dentures, bonding, inlays and caps, for use by dentists and dental laboratories. This study concluded that the Colormate(TM) units could accurately and reproducibly measure the colors of both human teeth and tooth enamels, but needed further design research and engineering studies to develop a stabilized housing system for such a small area of measurement. The project was discontinued by both companies at that time due to an inability to agree on financial terms for the project. The Company is in preliminary discussions with dental supply distribution companies with respect to the possible development of housing prototypes for dental applications and the marketing of such application. There can be no assurance that the Company will reach agreement with respect to this application.

         Except for the test marketing with Clairol and Hanes in the hair and fashion industries, respectively, and limited feasibility studies of the Intellectual Properties and the Colormate(TM) System for the color analysis of tooth enamel, the Company has not test marketed the Colormate(TM) System or the Intellectual Properties in any field other than the cosmetics industry. Except in connection with the Bilirubin Project and certain related research conducted at hospitals, the Company has not test marketed its Colormate Bilirubin Device for medical application. There can be no assurance that the Colormate(TM) System or the Intellectual Properties will be found to have commercial medical or dental markets or commercial markets in other fields. See "Risk Factors."

         Other Potential Applications

         The Company believes that the Intellectual Properties and Colormate(TM) System may have commercial applications in industrial color measurement applications, in order to achieve and confirm uniformity of color shades within a given product line or between two products of the same line (i.e., paint, textile and food products). To that end, the Company intends to increase its efforts to lease the Colormate(TM) System and/or license the Intellectual Properties, including the Company's Chromaticity Study capabilities, to industrial companies such as paint, textile and food companies, that use or could use existing color measurement technologies in the manufacturing and marketing of their own products. Many companies in these industries currently use color measurement instruments to ensure uniformity of product line colors (e.g., that manufacturing facilities are producing different dye lots and/or goods of the same color). These instruments are generally available at prices well in excess of the price at which the Company would market the Colormate(TM) System for such application, because the Company has been able to mass manufacture its color measurement technology, thereby taking advantage of the economies of scale. In addition, the Colormate(TM) System provides machine-to-machine stability and reproducibility (i.e., that each machine will achieve results consistent with that of other machines), whereas the competing color measurement instruments available today generally cannot produce such consistent machine-to-machine results without complex inter-machine calibration adjustments. See "Manufacturing" and "Risk Factors."

Research and Development History

         From 1979 to 1984, prior to inception of the Company, its founders sought to research and develop an accurate and repeatable technology for the scientific measurement of human skin color and commercial product colors and the classification of these into scientific color categories. In 1983, the founders filed a patent application relating to this technology and, in 1984, formed the Company to continue such research and development, develop instrumentation and seek commercial applications. See "Intellectual Properties, Patents and Patent Applications Pending."

         Between 1984 and 1986, the Company developed the first version of the Colormate(TM) unit, a color measuring instrument that incorporated a computer, an industrial color measurement instrument, a printer and software incorporating certain of the Intellectual Properties, including the Chromaticity Studies. These Intellectual Properties and instrumentation would permit the user, without any visual estimates or judgments, to determine the color of a person's skin and assign it accurately to one of over 200 scientifically determined skin color categories identified by the Company. These categories constitute part of the Company's Intellectual Properties for use in various commercial applications. The skin color categories can, for non-medical marketing purposes, be scientifically defined by the Company within broader "cool/warm" color spectrum categories. During this period, the Company researched and developed and formulated its Products. Between 1984 and 1986, the Company also conducted additional research and development, refined its methodology and created software for use with the first Colormate(TM) unit to enable it to conduct the Chromaticity Studies for skin color compatibility with cosmetic, beauty aid and fashion products, and product color to product color compatibility.

         During the early period of test marketing of its Intellectual Properties and the Colormate(TM) units with Hanes and Clairol, the Company engaged in further research and development regarding scientific measurement and color classification of hair and hair color products, hosiery, fabrics and cosmetics. In 1987, the Company conducted further research and development involving refining many aspects of the technology and instrumentation to create a miniaturized and portable version of the first Colormate(TM) unit capable of machine-to-machine reproducibility of the system (i.e., consistent results when different units are used to measure the same products or skin color). This enabled the Company to arrange for the mass manufacture for Avon in 1988 of 2,000 portable, miniaturized Colormate(TM) units in connection with the Avon Project. See "Avon Project and Litigation," "Manufacturing," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 1 of Notes to Financial Statements.

         From 1986 to 1991, the Company conducted additional research and development, refined its methodology and created and upgraded software for use with the Colormate(TM) System for skin color measurement for (i) medical application in detecting and monitoring certain Chromogenic Diseases (such as hyperbilirubinemia), defined by the Company as those where skin coloration is symptomatic of disease or disorder and (ii) for skin color compatibility to product colors, and (iii) for product color to product color compatibility in the dental and printing industries.

         The Company has completed both the new housing and related packaging for its Colormate(TM) Bilirubin Device. The Company also recently completed development of the Bilirubin LED Device that could be used for monitoring bilirubin infant jaundice, subject to additional clinical testing and possible further FDA review and clearance. The Company recently received IRB approval from Mt. Sinai Hospital, Elmhurst Hospital and William Beaumont Hospital to commence clinical trials of the Bilirubin LED Device. The Company is also engaged in ongoing research and development relating to additional potential medical application of its Intellectual Properties, and is awaiting IRB approval from Mt. Sinai Hospital, after completing feasibility studies to commence clinical trials of the Colormate(TM) System for dermatological use in determining the appropriate levels of phototherapy to treat various skin diseases for patients of all ages, such as psoriasis, and patient tolerance for phototherapy in treating various skin diseases.

         Since the IPO, research and development and technical expenses have been primarily incurred in connection with (i) the Bilirubin Project, including the preparation and prosecution of the FDA 510(k) submission, and regulatory requirements for commercial distribution, (ii) conducting preliminary research and, until June 1995, feasibility studies for clinical tests at Elmhurst Hospital regarding use of the Intellectual Properties to diagnose tuberculosis,
(iii) applying the Intellectual Properties to develop custom blended cosmetic foundations and hair color applications, (iv) conducting research for development of working prototypes of the Colormate(TM) externally powered units and mass-manufacture prototypes of the Colormate(TM) hand-held units for medical application, (v) conducting research for development of a less expensive, hand-held, LED version based on the Colormate(TM) portable units and (vi) the potential dermatological application discussed above. Additionally, the Company has achieved the ability to scientifically measure the color of hair (and assign it to one of 57 scientifically defined hair color categories) and has developed the technology and formulas for custom blending cosmetic foundations for each individual skin color identified by the Company, which foundations the Company anticipates marketing during the second quarter of 1998 under arrangements with Gordon Laboratories. Although the Company does not believe that further basic technological developments are required for the medical applications being targeted by the Company, refinements of the Intellectual Properties embodied in the software are required, and hardware housing manufacturing specifications will need to be implemented, to conform with government regulated hospital requirements. The Company believes that any such refinements will be within its current technological expertise. There can be no assurance that the Company's efforts will be successful or that all requisite federal, state or foreign regulatory approvals or clearances will be obtained.

Intellectual Properties, Patents and Patent Applications Pending


         The Company owns U.S. Patent No. 4,909,632 expiring in 2007 entitled "Method For Selecting Personal Compatible Colors," U.S. Patents Nos. 5,311,293 (expiring in 2007), 5,313,267 (expiring in 2011) both entitled "Method and Instrument For Selecting Personal Compatible Colors" and 5,671,735 (expiring in
2014) entitled "Method and Apparatus for Detecting and Measuring Conditions Affecting Color. The Company has developed intellectual property rights in color analysis, calibration and verification in a number of fields including medical, biological, dental, cosmetic and materials testing. The intellectual property rights include trade secrets, know how and 14 pending United States patent applications. The Company also has filed patent applications in a number of foreign jurisdictions which correspond, at least in part, to the Company's United States patents. The Company has been granted European Patent No. 0446512 entitled "Method for Selecting Personal Compatible Colors." That European Patent has been nationalized in Austria, Belgium, France, Germany, Great Britain, Italy, Luxembourg, The Netherlands, Spain, Sweden and Switzerland and Liechtenstein and registered in Singapore. The Company also has Australian and Mexican patents corresponding, at least in part, to its U.S. Patent No. 4,909,632, Taiwanese and Colombian patents corresponding, at least in part, to its U.S. Patent No. 5,313,267 and two Taiwanese patents corresponding at least in part to its U.S. Patent No. 5,671,735 (collectively, together with the United States patents, the "Patents"). The Company has not yet been granted any other foreign patents for its Intellectual Properties.

         The proprietary information claimed by the Patents includes, among other things: (i) a method of detecting a medical condition that involves a symptomatic, detectable change in a test subject's skin coloration, such as a method of detecting and monitoring bilirubin infant jaundice in an infant test subject, (ii) a method and instrument for identifying skin color and categories of individuals, (iii) a method of determining color compatibility of an individual's skin with non-skin matter and (iv) a method of assigning a skin color compatibility classification to non-skin matter and color charts and sample assemblages made by that method. Proprietary information claimed by the Patents is incorporated in the proprietary software and measurement system used in the Colormate(TM) units.

         The Company has registered "My Colors by Chromatics(R)" as a trademark of the Company. The Company believes it also has established common law rights in the trademark "Colormate(TM)". Further, the Company believes it has copyright protection for all of the software used in the Colormate(TM) System. After the respective expiration date of each of the Company's patents, the proprietary technology and instrumentation disclosed in each Patent will be available for use by others without compensation to the Company, unless protected by the claims of other U.S. patents that may be issued to the Company. The Company has not applied for patent protection for many aspects of the Intellectual Properties (i.e., its proprietary trade secrets and other confidential information). The Company typically imposes on its consultants, key employees and advisers confidentiality obligations in connection with their employment, consulting or advisory relationship with the Company. See "Risk Factors--Protection of Intellectual Property."


Colormate(TM) Products

         The Colormate(TM) units. The Colormate(TM) unit is principally a scientific color measurement instrument to be held against a subject's skin, hair, teeth, or sample, a series of filters and a computer and related proprietary software all housed in a portable briefcase. The color measurement instrument used within the Colormate(TM) unit or as a hand-held battery operated instrument is a ubiquitous unit utilized in the Company's medical, cosmetic and other applications. The instrument is held against the subject's skin, hair, teeth or sample and performs scientific color measurement of coloration and luminosity. In skin color analysis, the software then analyzes the color measurements so obtained and assigns the subject to one of the approximately 200 scientific skin color categories identified by the Company through its research and development effort. In the medical application for monitoring bilirubin infant jaundice, the instrument measures the incremental yellow content of the skin and provides a numerical index in milligrams/deciliter correlating to the serum bilirubin concentration within a clinically useful range.

         In the beauty-related applications, the Colormate(TM) unit matches each skin color type to a range of scientifically pre-tested compatible product colors. The unit is equipped with a printer and can provide the subject with a record of his or her skin color category and color compatible shades of specific products (including the Company's cosmetic products) appropriate for that skin color category and other product colors. The Colormate(TM) units also can be used to perform Chromaticity Studies of various product lines in manufactured or applied forms (e.g., tooth enamel, hair coloring, hosiery, other cosmetic lines) on behalf of licensees. The Colormate(TM) unit was used in this capacity for Avon, was test marketed in this capacity for Hanes, Clairol and Regis, and is currently being used in this capacity in tests being conducted for IMS and under contract with Gordon Laboratories. This capability permits the organization of the licensee's products into scientific color categories so that the consumer can be assisted with proper color coordination within the licensee's product line.

         The Company has completed the new housing and related packaging for its Colormate Bilirubin Device for detecting and monitoring bilirubin infant jaundice, which has FDA clearance for commercial marketing. Of the 2,000 Colormate(TM) units leased to Avon in 1988, the Company negotiated the return of 1,947 units to the Company during the Avon litigation in July 1991, of which approximately 1,400 units are available for commercial use. Sixty-two of these units are in commercial use in beauty salons or beauty-related installations located in the United States and internationally. Of the 1,338 Colormate(TM) units remaining, 300 units have been rehoused or repackaged and will be available for use in monitoring bilirubin infant jaundice once all FDA marketing regulatory requirements are met. The balance are being completed on an ongoing basis. Thereafter, the Company will need to outsource the production of such components by subcontracting to third-party manufacturers. See "Manufacturing."

         The Company has conducted research and development and developed engineering specifications regarding a hand-held LED version of the Colormate(TM) System. This version may be marketed for medical use after conducting further clinical testing and is subject to FDA clearance for this Bilirubin LED Device. The Company recently received approval from Mt. Sinai Hospital, Elmhurst Hospital and William Beaumont Hospital to commence clinical trials of the Bilirubin LED Device. For non-medical applications, the Colormate(TM) LED Device may be marketed in various industries including the dental, beauty aid and fashion industries and also may be marketed directly to consumers for home and personal use. The Company expects the new LED versions will also be capable of being manufactured at a cost substantially less than the cost incurred in manufacturing the Company's existing Colormate(TM) units.

         Cosmetics Line. The Company previously marketed its cosmetics, My Colors by Chromatics(R), through the use of the Colormate(TM) units. The previous cosmetics line included underbase makeup, eyeshadow, blushers, eyeliner pencils, lipliner pencils, lipstick and nail polish, and was manufactured to the Company's color specifications by private label manufacturers, including IMS. The Company is not currently actively marketing this line, and renewed cosmetics marketing efforts will be based on a new line as discussed below. See Note 1 of Notes to Financial Statements.

         The Company has developed in conjunction with IMS, a completely new line of cosmetic products featuring new formulas and updated packaging, but which will continue to track the Company's existing scientifically determined classifications and product shades. The Company anticipates marketing the new line in the second quarter of 1998. The Company believes the new cosmetics line will be comparable in quality and performance to cosmetics sold in leading department stores, but generally will be priced lower than the cosmetics sold at the prestige end of the market. In addition, in conjunction with the Gordon Laboratories contract, the Company has completed a new product line consisting of custom blended foundations, which will be color compatible with the Company's new cosmetics line. See "Proposed Marketing Plan," "Risk Factors," and Note 1 of Notes to the Financial Statements. To date, the Company has received insignificant revenues from cosmetics sales other than in connection with the Avon Project. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Colormate(TM) System makes use of only skin coloration in assigning each complexion to one of approximately 200 measurable skin color categories. Each category is then assigned to one of four broader product color categories. The Company's cosmetics are divided into these same four color classifications, and the product shades in each have been scientifically measured and balanced chromatically to be compatible with the approximately 200 skin colorations within the four broad classifications. The product shades recommended by the Colormate(TM) System are individually prescribed for color coordination with each of the approximately 200 skin color categories. The Company's cosmetics line is scientifically formulated and balanced to provide color coordinated products for the skin color of all races. Each product shade also has been measured and cross-balanced to be compatible with all other shades in each of the four broad classifications, so that the colors blend together, and color coordinate with each other after they are applied.

         Swatch Packs. The Company has marketed, through the use of the Colormate(TM) units, a line of fashion swatch packs consisting of 36 scientifically measured colors, coordinated with each other and with the consumer's skin tone color to aid the consumer in selecting color compatible fabrics and fashion accessories. Substantially all of the $1,300,000 revenue generated to date from swatch pack sales occurred in connection with Avon. Sales revenues from swatch packs in 1997 were insignificant.

Test Marketing History and Prior Marketing Efforts

         Between 1986 and 1987, the Company entered into a series of separate test marketing arrangements and licenses of its Intellectual Properties and Colormate(TM) units with Clairol, Hanes and Bloomingdales. However, the Clairol test terminated as a result of failure to reach definitive agreement on licensing terms, and the Hanes and Bloomingdales tests were terminated when the Company entered into a license agreement with Avon, which required the Company not to compete in the department store market.

         From the termination of its national marketing campaign with Avon until the IPO, marketing of the Company's products primarily had been limited by inadequate financial and personnel resources. Utilizing the proceeds of the IPO, the Company hired additional personnel and implemented certain sales and marketing programs which management believed were necessary to profitably market its existing products. To date, these efforts have not produced significant revenues.

         In 1994, the Company entered into two separate domestic distribution arrangements, and one foreign distribution arrangement. These relationships were terminated in 1996 without generating any significant revenues. During 1996, the Company engaged in certain consumer testing, chromaticity studies and other studies of its technologies with a number of companies in the cosmetics, hair color and beauty aid fields, including Proctor & Gamble, Clairol, Regis and Mary Kay. However, no definitive agreement was reached between the Company and any of the parties. The Company from time to time has been engaged in certain consumer testing, chromaticity study engagements, preliminary business discussions and early contract negotiations with a number of companies in the cosmetics and beauty aid fields. Such activities with certain of such companies have ceased, certain are ongoing and certain additional activities with such companies only recently commenced, such as the 1996 contract with Gordon Laboratories. Under this contract, the Company has granted a license to Gordon Laboratories for its Colormate(TM) units and related proprietary technology for custom blended foundation cosmetic products in the retail specialty store market. The Company and Gordon Laboratories recently completed the new custom blended foundation line.

         There can be no assurance the Company will ever develop a commercial market for the licensing or leasing of its Colormate(TM) System and Intellectual Properties or for the sale of the Beauty-Aid Products, or for medical application of its technologies. See "Risk Factors--Prior Marketing Attempts" and "Proposed Marketing Plan".

         Manufacturing


         Medical. One element of the Company's business strategy is to outsource the production of the components and final assembly of the Colormate(TM) Bilirubin Device (including the associated disposable calibration standard components) by subcontracting under arrangements with third-party manufacturers. The Company is presently negotiating with certain third-party manufacturers for the production of the light sensors, disposable calibration standard components and hardware components of the Colormate(TM) Bilirubin Device. The Company believes, although there can be no assurance, that it will be able to outsource the production and assembly of additional Colormate(TM) units, including for custom application use, such as monitoring for bilirubin infant jaundice, at commercially marketable prices. The Company has limited experience in outsourcing the production of such products in the volumes that would be necessary for the Company to achieve significant commercial sales, but demonstrated its ability to do so when it arranged for mass manufacturing of its Colormate(TM) units for Avon. The Company believes, based on discussions with suppliers of components used in its Colormate(TM) Bilirubin Device and published price lists, that the components can be purchased in quantities of 1,000 or more on terms acceptable to the Company. However, there can be no assurance the Company will be able to obtain such terms or order in such quantities, and manufacture of limited quantities of the Colormate(TM) units would be significantly more expensive.

         The Company may encounter various problems in establishing and maintaining manufacturing relationships and/or operations, resulting in inefficiencies and delays. Specifically, companies often encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel. In addition, the manufacturing facilities which the Company retains in anticipation that it may manufacture its Colormate(TM) products for medical applications in the future will be subject to FDA QSR requirements and other regulatory requirements, and international quality standards (such as ISO 9001) and other regulatory requirements. Difficulties encountered by the Company in subcontracting to third-party manufacturers, scaling up production or failure by the Company to utilize manufacturing facilities in accordance with FDA requirements, international quality standards or other regulatory requirements, could result in a delay or termination of production or regulatory enforcement action, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors."

         The Company believes that its relations with the parts manufacturers and assemblers of the Colormate(TM) units held in its inventory are good and the Company believes that it will be able to obtain any necessary parts manufacturers or assemblers on terms acceptable to the Company. The Company intends initially to retain the services of one medical device manufacturer in order to subcontract production of the Colormate(TM) Bilirubin Device. To the extent the Company does so it will be reliant on this sole source manufacturer. Although the Company believes that a number of manufacturers are capable of manufacturing and assembling the Colormate(TM) Bilirubin Device, any change in manufacturers, or the retention of additional subcontractors, following selection of the initial manufacturer could result in additional costs and delays. See "Risk Factors."

         To the extent the Company successfully markets the Colormate(TM) Bilirubin Device for medical application, the Company initially will use the nonproprietary and proprietary components of a portion of the existing Colormate(TM) units in its possession for the production of a limited number of such devices for early stage marketing and sales efforts and for commercial use. Thereafter, the Company will outsource the production of such components of the Colormate(TM) Bilirubin Device by subcontracting with third-party manufacturers, subject to QSR requirements. To the extent the Company obtains any required FDA clearance for and markets the Bilirubin LED Device or markets the Colormate (TM) LED Device, the Company will need to outsource the production and assembly of the components of the Bilirubin LED Device and the Colormate (TM) LED Device to third-party manufacturers and assemblers. One of the components of the Bilirubin LED Device and the Colormate(TM) LED Device is available from only one supplier. The Company would be reliant on that one source of supply and these products would require a major redesign in order to incorporate any substitute components. For medical application, while ultimately responsible itself for overall compliance, the Company intends to require that the third-party manufacturers follow all relevant manufacturing regulatory requirements, including QSR requirements applicable to their day-to-day manufacturing operations. See "Risk Factors," "Proposed Marketing Plan," and Note 1 of Notes to the Financial Statements.

         In August 1995, the Company established a research and development facility in Spokane, Washington. This office is staffed, in addition to support personnel, by two engineers who are former principals of R.B.H. Electronics, one of the companies which originally engineered and manufactured the Company's original Colormate(TM) units. These engineers currently are primarily engaged in developing the mass manufacture prototypes of the Bilirubin LED Device and the Colormate(TM) LED Device.

         Cosmetics. The Company's new cosmetics line is being manufactured by IMS and two independent suppliers; the Company believes its relations with these suppliers are good, and that in any event the Company is not dependent on these suppliers and can have its cosmetics line produced by other suppliers of goods to the cosmetics industry.

         The Company expects that the new versions of its Colormate(TM) System will also be capable of being manufactured at a cost substantially less than the cost incurred in manufacturing the Company's original Colormate(TM) units. See "Risk Factors," Proposed Marketing Plan," and Note 1 of Notes to the Financial Statements.

License and Lease Arrangements

         Medical. The Company currently is in negotiations to reach a definitive agreement with potential partners with respect to the marketing and distribution of its Colormate(TM) Bilirubin Device for the monitoring of bilirubin infant jaundice. See "Risk Factors."

         Cosmetics and Beauty Aid. The Company has current leases and licenses for its Colormate(TM) units and Intellectual Properties for the sale of its Beauty-Aid Products at 24 beauty salons/beauty-related installations in the

United States. Twelve of these leases expired, but were renewed in 1997, and the balance proceed, on a month-to-month basis. Outside the United States, the Company conducts business in Israel and South Africa. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 1 to Notes to the Financial Statements. In addition, the Company has entered into perpetual lease/licensing arrangements in respect of two such units for an aggregate price of $5,000 each at two beauty salons. The Company has received immaterial levels of sales revenue from these leases and licenses. See "Proposed Marketing Plan."

         In April 1992, the Company entered into an agreement with IMS, a cosmetic marketing, manufacturing and distribution company based in Israel, for the license of the Intellectual Properties and the lease of 24 Colormate(TM) units for use in marketing in Israel, the Company's swatch packs and those of IMS's chromatically balanced cosmetic products developed by the Company through Chromaticity Studies utilizing the Intellectual Properties. The Company has continued to extend, on a month-to-month basis, IMS's option to renew its leases for a five-year period to permit IMS time to evaluate additional cosmetic product colors provided by the Company at IMS's request based on prior consumer tests conducted by IMS. IMS may lease up to 200 additional Colormate(TM) units during the five-year extension of this agreement. There can be no assurance that this agreement will be renewed for the full five-year renewal period or that IMS will lease additional Colormate(TM) units. In 1997, the Company did not generate any lease, license and service contract revenues from IMS, compared to 39% in 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 1 to Notes to Financial Statements.

         Other than the units provided to IMS and Gordon Laboratories, the Company has leased or intends to lease the Colormate(TM) units for cosmetic use to beauty salons, beauty-related businesses, direct sales representatives and distributors and specialty stores (i) at a monthly rental fee ranging from $165 to $250 (depending on the length of the lease terms), if rented on a full-time basis, and at a proportionately higher rate if the machine is leased for shorter periods, or (ii) on a minimum monthly guarantee cosmetic product purchase basis. The Company sells its Beauty-

Aid Products for resale to the public to persons leasing the Colormate(TM) units and licensing the Intellectual Properties. The Company intends to sell "tester" sets of its new cosmetics line, in connection with the placement of the Colormate(TM) units, in order to stimulate cosmetic sales. The Company's marketing plan currently anticipates that the skin color analysis capability of the Colormate(TM) units will be marketed in conjunction with the Beauty-Aid Products at a variety of price points--i.e., the color analysis alone will be priced at $25 and the analysis will be done on a complimentary basis for a customer who purchases Beauty-Aid Products for at least $25. However, the Company does not intend to conduct significant marketing efforts in the cosmetics or beauty aid field until after it has successfully commercialized its technologies for the detection and monitoring of bilirubin infant jaundice.

Proposed Marketing Plan


         Medical Application. The Company will be introducing its Colormate(TM) Bilirubin Device at the Pediatric Academic Society Annual International Exposition in New Orleans in May 1998. The Colormate(TM) Bilirubin Device will be introduced to the pediatric and neonatal medical community in the "New Products Section" of the conference featuring only those products newly given FDA clearances for commercial marketing. Dr. Ian Holzman, Chief of Newborn Medicine at Mt. Sinai Hospital, will be presenting to the conference his medical papers on the positive results of the Colormate(TM) Bilirubin Device in extensive clinical trials conducted on infants of all races and under phototherapy at Mr. Sinai Hospital and Elmhurst Hospital. The results of multicenter clinical studies of the Colormate(TM) Bilirubin Device recently commenced at William Beaumont Hospital in Detroit under Dr. Jeffrey Maisels as principal investigator will also be presented. There can no assurance that the medical community will accept the results of the various studies or that they will recommend or use the Colormate(TM) Bilirubin Device unless medical practitioners determine, based on experience, clinical data, relative cost, and other factors, that the Colormate(TM) Bilirubin Device is an attractive alternative to current traumatic blood tests that have a long history of safe and effective use. See "Risk Factors."

         The Company intends to exploit the primary markets for its FDA-cleared Colormate(TM) Bilirubin Device in the detection and monitoring of bilirubin infant jaundice, which include hospitals, other medical institutions and pediatricians' offices and home health care facilities in the United States and other countries around the world. In order to successfully market and sell its Colormate(TM) Bilirubin Device for monitoring of bilirubin infant jaundice, the Company must either develop a marketing and sales force or enter into arrangements with third parties to market and sell this product. Foreign marketing clearances or approvals also may be necessary. These arrangements could take the form of lease/license arrangements, marketing and distribution arrangements, joint ventures or acquisitions. Since the Company lacks significant experience in the marketing and distribution of medical products, the Company has elected to focus the sales and distribution of its Colormate(TM) Bilirubin Device through collaborative partners. The Company believes that by aligning with larger, more established partners, in specific market segments, it can utilize its partners' already developed strengths and more effectively and quickly penetrate the marketplace. The Company's primary efforts to date have been to build the skill and information base to identify and quantify market segments to which the Company's technologies can be economically developed and marketed. The Company believes that selectively establishing strategic relationships with leading medical companies who have established themselves in the medical community for the development, introduction, commercialization and distribution of its products is the appropriate method to begin its efforts in penetrating the medical market. There can be no assurance that the Company will be able to successfully enter into marketing and sales agreements with third parties on acceptable terms.

         If the Company enters into a marketing arrangement with a third party for the marketing and sale of its Colormate(TM) Bilirubin Device for monitoring bilirubin infant jaundice, any revenues to be received by the Company from these products will be dependent on this third party. There can be no assurance that the efforts of these third parties for the marketing and sale of the Colormate(TM) Bilirubin Device will be successful. See "Risk Factors -- Need for

Arrangements with Third Parties."

         Cosmetics and Beauty Aid

         The Company will seek to market its Beauty-Aid Products by establishing relationships with national distributors or other companies that it believes could effectively market and/or utilize the Company's technology and

Intellectual Property. These relationships could take the form of lease/license arrangements, marketing and distribution arrangements, joint ventures or acquisitions. Presently, as the result of its efforts to market commercially the Colormate(TM) Bilirubin Device for its medical application, the Company has not initiated any new relationships to distribute its Beauty-Aid Products and has reduced its marketing efforts in the cosmetics and beauty aid industry. Once the Colormate(TM) Bilirubin Device is commercially distributed, the Company will renew its efforts to seek new commercial distribution of its Beauty-Aid Products.

         The Company's marketing plan for the beauty salon and beauty-related business markets initially focused on direct marketing by the Company through commissioned sales representatives and indirect marketing through independent distributors. The Company now believes, based on its prior experience with regional distributors, that, in order to achieve any significant penetration in these markets, it will be necessary for the Company to establish relationships with larger distributors having substantial sales forces and a national presence, which, will likely result in lower operating margins on such sales than on sales effected through commissioned sales representatives. Subject to the availability of funds and the establishment of relationships with suitable marketing partners, the Company will seek marketing opportunities in the mass, door-to-door, specialty store and infomercial markets.

         The Company has not achieved material levels of cosmetics sales from its Colormate(TM) units locations and expects that, at the cosmetics sales levels achieved per location to date, the Company will have to greatly increase the number of Colormate(TM) units in use to achieve significant levels of cosmetics sales revenue. The Company also believes, based on its operating history since February 1993, that achieving such increased levels of cosmetics sale revenues will take significantly longer than was originally anticipated. However, the Company completed its inventory of a new line of chromatically balanced and color coordinated cosmetics, which factors the Company believes (although there can be no assurance) may enhance revenues from the beauty-related installations once marketing efforts in these sectors are renewed.

         The Company has not yet achieved commercial market penetration in any industry, and there can be no assurance the Company will be able to do so in the future. In order to implement its marketing plans in the United States and abroad, including in industries in which the Company does not have prior experience, particularly in the medical industry, the Company will need to develop additional marketing skills, and continue to incur significant expenses for sales and marketing activities and in order to hire finders, distributors and new personnel, including consultants. There can be no assurance the Company's marketing plans will be successful. See "Competition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Competition

         Medical Industry

         The medical device industry in general is intensely competitive. Once the Company completes its compliance with FDA manufacturing requirements and begins to market and distribute its Colormate(TM) Bilirubin Device for detecting and monitoring bilirubin infant jaundice, the Company will compete with other providers of bilirubin infant jaundice diagnostic and monitoring products.

         As the Company implements its business plan to commercialize the medical application for its Intellectual Properties, it will be entering a field characterized by rapidly changing technology, intense competition and extensive research and development. The Company will be competing with established companies which have greater financial, technical, manufacturing, marketing, research and development and management resources, including companies such as Minolta Co., Ltd. ("Minolta"), Respironics, Inc., which recently acquired Healthdyne Technologies, Inc. ("Healthdyne") and SpectRx, Inc. ("SpectRx"), among others, which the Company understands have actively pursued development of non-invasive detection and monitoring devices for bilirubin infant jaundice. In addition, the invasive laboratory blood test detection and monitoring methods currently in use for bilirubin infant jaundice, have already achieved acceptance by and are in widespread use in the medical community, unlike the Company's proposed methods. See "Risk Factors."

         The Company believes that Minolta has developed a screening device to measure the amount of bilirubin in the skin of a newborn infant and whether a serum bilirubin measurement is required. The Company believes that the measurements obtained by the Minolta device, unlike the Colormate(TM) Bilirubin Device, are not used when the infant is being treated by phototherapy for hyperbilirubinemia, and are affected by the infant's race and skin color, which the Company believes significantly limits its use in a heterogeneous population. As a result, the Company believes that the Minolta device is currently in limited use in the United States and that it is not used at all for infants who are receiving phototherapy. There can be no assurance that Minolta will not effect improvements to its device in the future to overcome these apparent limitations. See "Risk Factors."

         Based on public filings, the Company believes that in June 1996, SpectRx entered into a collaborative arrangement with Healthdyne in which Healthdyne is responsible for regulatory approval and sales of SpectRx's device for detecting bilirubin infant jaundice in the United States and Canada. Based on these filings SpectRx's bilirubin infant jaundice device is intended to be a hand-held instrument, which incorporates a microspectrometer to collect spectroscopic information from the infant's skin. As of September 1997, SpectRx reported that it had only tested prototypes of its device and expected to begin clinical testing to eventually file 510(k) premarket notification with the FDA for clearance to market its device in the near future. There can be no assurance that SpectRx and Healthdyne will not complete clinical testing of their infant jaundice devices in the near future, receive FDA clearance and begin to commercially market its device in the United States. See "Risk Factors".

         The Company's success depends in large part on the acceptance by the medical community of the Company's new technology. There can be no assurance that the Colormate(TM) Bilirubin Device will replace any currently used detection methods. Furthermore, many of the Company's competitors have substantially greater financial, research, technical, manufacturing, marketing and distribution resources than the Company and have greater name recognition and lengthier operating histories in the health care industry. There can be no assurance that the Company will be able to effectively compete against these and other competitors, including those competitors who intend to promote their versions of non-invasive devices. Furthermore, there can be no assurance that the Company's competitors will not succeed in developing, either before or after the development and commercialization of the Company's products, devices and technologies that permit more efficient, less expensive non-invasive monitoring of bilirubin infant jaundice. It is also possible that one or more pharmaceutical or other health care companies will develop therapeutic drugs, treatments or other products that will substantially reduce the prevalence of bilirubin infant jaundice or otherwise render the Company's products obsolete. Such competition could have a material adverse effect on the Company's business, financial condition and results of operation.

         The Company's ability to compete is affected by its product development and innovation capabilities, its ability to obtain regulatory clearances, its marketing and manufacturing capabilities, its ability to protect the proprietary technology of its products, its ability to attract and retain skilled employees, and, for products sold in managed care environments, its ability to maintain current distribution relationships and establish new distribution relationships.

         Cosmetics Industry

         Competition in the cosmetics industry is principally based on price, perceived market cachet or "image" and breadth and quality of product line. The cosmetics industry is particularly sensitive to changing consumer preferences and demands, which are difficult to predict and over which the Company has no control. Additionally, competition in the cosmetics industry is diverse and fragmented, but is nevertheless dominated in certain markets by a number of large, established, well-known companies. Many of these companies have marketed, and continue to market, their products based on their own color analysis system and advertised claims of "color compatibility" with the personal color and/or wardrobe of the consumer. However, these companies do not claim that their ability to deliver color compatible products is scientifically based. In addition, there are a significant number of other cosmetic/beauty aid companies, as well as color consultation companies and independent color consultants, which currently market products and services with which the Company's color science marketing approach and Products would have to compete. Many of the competitors are established companies, having, among other things, significantly greater financial, marketing and human resources than the Company and broader, more recognizable product lines than the Company, as well as established presence in the market and their own cosmetic manufacturing facilities, unlike the Company.

         Many of the companies with which the Company competes rely on a variety of subjective techniques to determine color compatibility, such as video simulation techniques, computer processing of responses to questionnaires, material draping techniques and "white card to wrist" techniques. With these subjective techniques, results can vary from customer to customer, from geographical region to region, etc. Many of the Company's competitors have been quite successful in marketing their cosmetic lines based on the subjective techniques described above or by marketing cosmetics advertised as "color coordinated" even without being sold in connection with the subjective techniques. The Company believes that only its Colormate(TM) units and Intellectual Properties, and licensees thereof, can provide scientifically accurate color analysis and that this capability provides significant marketing advantage as was demonstrated in certain of the Company's test marketing activities and with Avon. There can be no assurance that consumers will prefer products based on such determinations, rather than the products sold by most of the Company's competitors based on subjective techniques. However, the Company believes its objective scientific techniques provide competitive marketing advantages to the consumer in that the Company believes the subjective techniques do not produce accurate, consistent results from consumer to consumer, or upon multiple readings of the same consumer at different times. The inaccuracy inherent in the subjective techniques is attributable to reliance on or interference from such variables as (i) variations in the accuracy of draping materials and the inability of video simulators to accurately reproduce color images, (ii) differences in the training and color vision of the consultant (which vary from person to person and which in any event cannot be as accurate as a scientific measuring instrument), (iii) consistent lighting (i.e., natural light versus fluorescent and/or non-fluorescent lighting) and (iv) surrounding hair and eye coloration (which can result in misleading color analysis of adjacent skin tone, such as trying to compare the skin of people of different races who both have black eyes and hair). The Company's system relies solely on color measurement of the skin by instrument and does not rely on, and achieves consistent, repeatable scientific results independent of, such variables. The Company believes that consumers will prefer a system that offers objective, accurate, repeatable determination of skin color and the products most compatible with that skin color over subjective techniques that offer inconsistent results. In addition, because the Colormate(TM) units are easy to use and virtually automatic, the units do not rely on the operator's color analysis expertise or require extensive operator training, thereby resulting in training cost savings.

         Other Applications

         The Company has not previously licensed its Intellectual Properties for use in any industry other than the cosmetics, beauty aid and fashion industries.

In addition, management of the Company has had limited experience in marketing the Intellectual Properties and Colormate(TM) System in other fields, such as the dental industry. Although the Company intends to retain consultants who will be able to assist the Company in marketing in such fields, as well as the medical industry, the Company's resources are limited. To the extent the Company attempts to market products utilizing its Intellectual Properties in other industries, the Company will compete with established companies and technologies in those industries, which companies have, among other things, significantly greater financial, marketing and human resources than the Company, as well as an established presence in their own industries. In particular, other companies, including newer companies that may have developed non-invasive detection and monitoring devices but that may not have obtained FDA marketing clearance, already have established certain relationships with large distribution companies based on other products they have developed and manufactured to date. In addition, the industrial color meter divisions of camera companies, provide color measurement equipment in the paint, textile, automotive and food industries, and are the leaders in scientific color measurement of products in these industries. In fact, the Company would be competing in these industries with suppliers of components for the Colormate(TM) units. These components employ the same color measurement technology and methodology as do the Colormate(TM) units when they are equipped with standard non-proprietary software for industrial application. However, when the Colormate(TM) units are equipped with certain of the Company's proprietary software programs, they provide machine-to-machine stability and reproducibility. Other than in special applications, including applications requiring such machine-to-machine stability and reproducibility, the Company's Intellectual Properties and Colormate(TM) units do not provide batch to batch (for instance, dye lot to dye lot) color measurement superior to that provided by existing technology. However, the Company believes that the Colormate(TM) units can be marketed at prices less than those currently charged by such competitors for comparable color measurement instruments, even in standard industrial applications.

Government Regulations

         Product Regulation. The Company's advertising, sales practices, cosmetic products and medical products (including the labeling and packaging thereof) are and will be subject to applicable federal, state and local regulation (including regulation by the FDA, the Federal Trade Commission, and the Federal Communications Commission, under the Fair Packaging and Labeling Act and/or any comparable state authority, agency or statute) and will be subject to regulation by comparable foreign authorities if the Company markets its Colormate(TM) units and products abroad. In addition, the research, development, testing, production and marketing of the Company's medical products are subject to extensive governmental regulation in the United States at the federal, state and local levels, and in certain other countries. Non-compliance with applicable requirements may result in recall or seizure of products, total or partial suspension of production, refusal of the government to allow clinical testing or commercial distribution of products, civil monetary penalties, injunction and criminal prosecution.


         The FDA regulates the development, production, distribution and promotion of medical devices in the United States. The medical products being developed for manufacture and sale by the Company will be subject to regulation as medical devices by the FDA. Pursuant to the Federal Food, Drug and Cosmetic Act (the "Act"), a medical device is classified as a Class I, Class II or Class III device. Class I devices are subject to general controls, including establishment registration, device listing, premarket notification (510(k)) clearance (in some cases), labeling requirements, QSR requirements, prohibitions on adulteration and misbranding, and reporting of certain adverse events (known as medical device reporting or "MDR"). In addition to general controls, Class II devices may be subject to special controls that could include performance standards, postmarket surveillance, patient registries, guidelines, recommendations and other actions as the FDA deems necessary to provide reasonable assurance of safety and effectiveness of the device. Class III devices must meet the most stringent regulatory requirements and must be approved as safe and effective by the FDA before they can be marketed. Such premarket (PMA) approval can involve extensive preclinical and clinical testing to prove safety and effectiveness of the device and generally is more costly and time consuming than a 510(k) submission.

         Unless otherwise exempt, all medical devices introduced to the market since 1976 are required by the FDA, as a condition of marketing, to secure 510(k) clearance or premarket approval through a PMA. A product will be cleared by the FDA under a 510(k) if it is found to be substantially equivalent in terms of safety, effectiveness, technology and intended use to another legally marketed medical device that was on the market prior to May 28, 1976 (that subsequently did not require a PMA application) or to a product that has previously received a 510(k) and is lawfully on the market. If a product is not substantially equivalent to such a medical device, and not otherwise exempt, the FDA must first approve a PMA application before it can be marketed. An approved PMA indicates that the FDA has determined the product has been proven, through the submission of clinical data and manufacturing and other information, to be safe and effective for its labeled indications. The PMA process typically takes more than a year and typically requires the submission of significant quantities of clinical data and supporting information. The process of obtaining a 510(k) currently takes, on average, approximately four to five months from the date of submission (based on FDA's fiscal year 1997 figures). However, the review process for a particular product may be shorter or substantially longer depending upon the circumstances. Moreover, there can be no assurance that a 510(k) will be cleared. A 510(k) must include submission of supporting information, including design details and draft labeling, and may be required to contain safety and efficacy data, possibly from clinical trials. Product modifications intended to be made to a cleared device also may require filing and clearance of a new 510(k) submission or filing and approval of a PMA supplement, during which time the modified product cannot be commercially distributed.

         The 510(k) clearance order obtained from the FDA's CDRH indicates that the Company's Colormate(TM) Bilirubin Device is a Class II device, subjecting it to "general controls" and "special controls." Currently, the Company is unaware of any special controls applicable to the Colormate(TM) Bilirubin Device. The Company is not currently developing, manufacturing or distributing any Class III devices, although it may do so in the future. The Company also is subject to additional FDA and foreign statutes and regulations and/or may be subject to additional clearances or approvals to the extent the Company continues its efforts to test, manufacture and license the Intellectual Properties and lease the Colormate(TM) units in the medical industries. The Company will also be subject to regulation by various governmental agencies that regulate direct selling activities. See "Risk Factors."

         The Company filed its marketing application with the FDA under the 510(k) procedure in November 1996. The Company promptly responded to certain FDA inquiries regarding the usages of certain "substantially equivalent" devices in January and February of 1997. On April 25, 1997 (and confirmed by a April 27, 1997 letter), the Company received a response from the FDA requesting supplemental information and clarification on its 510(k) submission regarding the Company's Colormate(TM) Bilirubin Device for the non-invasive monitoring of bilirubin infant jaundice. On May 23, 1997, the Company filed its response to such request. Finally, on July 30, 1997, the Company received confirmation of marketing clearance pursuant to a "substantial equivalence" determination order, in the form of a letter dated July 24, 1997, authorizing the Company to commercially distribute its Colormate(TM) Bilirubin Device for non-invasive monitoring of bilirubin infant jaundice in the United States. While its 510(k) submission was pending at the FDA, as with any normal 510(k) submission, commercial marketing of the Colormate(TM) Bilirubin Device in the United States for the Company's medical application was prohibited. Since receiving its marketing clearance, the Company has been in the process of ensuring that its medical device complies with the requisite FDA general controls. Although the Company has filed its U.S. marketing application and received clearance from the FDA, with the exception of the 510(k) application, there can be no assurance that all regulatory clearances or approvals will be obtained for any of the Company's further proposed medical applications of the Colormate(TM) units. Delays in obtaining such clearances or approvals could materially adversely affect the Company's ability to successfully market any such proposed application. Once the Company complies with the FDA general controls, the Company will attempt to market its product in the U.S. for the 510(k)-cleared use.

         In addition, manufacturers of medical devices are obligated to report to the FDA whenever they obtain information reasonably suggesting that one of their products may have caused or contributed to serious injury or death or has malfunctioned and is likely to cause death or serious injury if the malfunction recurred. The Company also must register its facilities as a device establishment, list its devices with the FDA, and label its devices in accordance with FDA law. Any third-party manufacturers with which it may reach agreement must comply with certain QSR requirements and other relevant laws and regulations in the processing or manufacture of the Products as medical devices. If the FDA believes that its legal requirements have not been fulfilled, it has extensive enforcement powers, including the ability to bar or seize products from the market, to prohibit the operation of manufacturing facilities, to require recalls of devices from customer locations and to seek civil monetary fines and criminal penalties.

         Future products developed by the Company and products currently under development may require FDA clearance through either the 510(k) or PMA application procedures. There can be no assurance that marketing clearances or approvals will be obtained on a timely basis or at all. Delays in receiving such clearances or approvals could have a material adverse effect on the Company.

         The FDA also regulates the commencement and conduct of clinical investigations to determine the safety and effectiveness of unapproved investigational devices, including investigations involving new intended uses of previously cleared or approved devices. Clinical investigations are regulated by the FDA under the Investigational Device Exemptions ("IDE") regulations. The IDE regulations include significant requirements that must be met, including but not limited to informed patient consent, IRB review and approval of research protocols, reporting obligations to the FDA, recordkeeping requirements and prohibitions against commercialization of investigational devices. A sponsor must obtain FDA approval of an IDE application before starting the investigation, unless the device is found to be a non-significant risk (NSR) device by the sponsor and each IRB that reviews and approves the study. The FDA, however, has the authority to determine that a study designated as involving an NSR device by the sponsor and IRBs involves a significant risk device, and to require that an IDE application be submitted and approved before the study can resume. In addition, a study of an NSR device must still comply with the above-referenced and certain other IDE requirements. A violation of the IDE regulations can result in a variety of sanctions, such as warning letters, prohibition against additional clinical research, the refusal to accept data and criminal prosecution. The Company also may provide devices for use in FDA approved or recognized clinical trials as a contract manufacturer.

         There can be no assurance that any clinical study will comply with all elements of the FDA's IDE regulations, that a study will provide evidence of the safety or effectiveness of the device, or that a study will ultimately result in the approval of the device.

         It is intended that devices the Company has manufactured in the United States will be exported by the Company to other countries. Such devices, if not approved for sale in the United States, are subject to the FDA export requirements, including restriction on prior distribution of the units for export in the United States. In order for the Company to market its products in Europe and certain other foreign jurisdictions, the Company and its distributors and agents must obtain required regulatory registrations or approvals and otherwise comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. Specifically, certain foreign regulatory bodies have adopted various regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements which differ from or are in addition to those mandated in the United States. These regulations vary from country to country. After mid-1998, the Company will be prohibited from selling its Colormate(TM) Bilirubin Device in Europe until such time as the Company receives the right to affix the CE mark, which is a symbol of quality and compliance with applicable European medical device directives. ISO 9001/EN 46001 certification is one option for pursuing the CE mark under the CE mark certification procedure requirements. There can be no assurance that the Company will be successful in obtaining ISO 9001/EN 46001 certification or CE mark rights. Among other things, the EC Medical Device Directives require reporting of serious injuries or deaths which may be associated with the use of a medical device to the competent authority in the country where the incident occurred. Failure to receive ISO 9001/EN 4600 certification, CE mark rights, or other foreign regulatory approvals could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will obtain any other required regulatory registrations or approval in such countries or that it will not be required to incur significant costs in obtaining or maintaining such regulatory registrations or approvals. Delays in obtaining any registrations or approvals required to market the Company's products, failure to receive these registrations or approvals, or future loss of previously obtained registration or approvals could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company plans to outsource its manufacturing responsibilities to a contract manufacturer, to appropriately register its establishment with the FDA, and to comply with applicable QSR requirements. The FDA will and state agencies may inspect the Company periodically to determine whether the Company is in compliance with the Act and regulations, including, but not limited to, regulations relating to MDR reporting, product labeling and promotion, and medical device QSR requirements governing design, manufacturing, testing, quality control, product packaging and storage practices. The FDA revised the QSR requirements in 1996 which will increase the cost of regulatory compliance for the Company.

         A determination that the Company is in material violation of the Act or FDA regulations could lead to the issuance of warning letters, imposition of civil or criminal sanctions against the Company, its officers and employees, (including fines), recalls and product repair, replacement or cost refund to the user of such products. In addition, if the FDA believes any of the Company's products violate the law and present a potential health hazard, the FDA, among other things, could seek to detain and seize products, to require the Company to cease distribution and to notify users to stop using the product. The FDA could also seek to close some or all of the Company's manufacturing facilities. Such actions also could result in an inability of the Company to obtain additional marketing clearances or approvals.

         Anti-Remuneration Laws. The sale of the Company's products for medical applications will be subject to the illegal remuneration/"anti-kickback" provisions of the Social Security Act of 1935, as amended (the "Social Security Act"), which, among other things, prohibits knowingly and willfully offering, receiving or paying any remuneration, whether directly or indirectly, in return for inducing or to induce the purchase of items or services, or patient referrals to providers of services, for which payment may be made in whole or in part by Medicare, Medicaid or similar state programs. Violations of the statute are punishable by civil and criminal penalties and exclusion of the provider from future participation in the Medicare and Medicaid programs. The Social Security Act contains exceptions to these prohibitions for, among other things, properly reported discounts and payment of certain administrative fees to group purchasing organizations ("GPOs"). Because of the breadth of the statutory prohibitions, the Secretary of Health and Human Services published regulations creating "safe harbors" identifying certain practices that will not be treated as violating the "anti-kickback" provisions of the Social Security Act. While failure to satisfy all of the criteria for a safe harbor does not necessarily mean that an arrangement is unlawful, engaging in a business practice for which there is a safe harbor may be regarded as suspect if the practice fails to meet each of the prescribed criteria of the appropriate safe harbor. The enumerated safe harbors include safe harbors which implement, and further refine, the statutory exceptions for discounts and payments to GPOs. Because the Company sells some of its products to customers at prices below list price and in various combinations, the Company is engaged in giving discounts within the meaning of the Social Security Act. The regulations require sellers to fully and accurately report all discounts and inform buyers of their obligations to report such discounts. The Company also pays administrative fees to certain purchasing agents within the meaning of the Social Security Act. In order to qualify for the GPO safe harbor, certain requirements must be met including disclosure of the existence of the GPO fee arrangement to GPO members and that members are neither wholly owned by the GPO nor subsidiaries of a parent corporation that wholly owns the GPO. While the Company believes it is in compliance, there is no guarantee that the Office of the Inspector General, Department of Health and Human Services, would view all of the Company's discounts and arrangements with purchasing agents as meeting all the requirements of the appropriate safe harbors.

         Several states also have statutes or regulations prohibiting financial relationships with referral sources that are not limited to services for which Medicare, Medicaid or other state health care program payment may be made. A finding of non-compliance with these anti-remuneration laws by federal or state regulatory officials, including non-compliance with appropriate safe harbors, could have a material adverse effect on the Company.

         Coverage and Reimbursement. The Company's products are intended to be purchased or leased by health care providers or suppliers which submit claims for reimbursement for such products to third-party payors such as Medicare, Medicaid and private health insurers. Although the Company has no knowledge that third-party payors will adopt measures that would limit coverage of, or reimbursement for, its products, any such measures that were applied to the Company's products could have a material adverse effect on the Company. The Company has obtained confirmation from the Department of Coding of the AMA that the same code used for the reimbursement of laboratory blood tests used to monitor hyperbilirubinemia is permissible for use in obtaining reimbursement for tests using the Colormate(TM) Bilirubin Device. The Company believes this confirmation will be an important factor in its pricing structure in the United States. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third-party health care payors. Although the Company anticipates that hospitals and physicians will justify the use of the Colormate(TM) Bilirubin Device by the attendant cost savings and clinical benefits that the Company believes will be derived from the use of the Colormate(TM) Bilirubin Device, there can be no assurance that this will be the case. Furthermore, the Company would be adversely affected by changes in reimbursement policies of governmental or private health care payors.

         Health Care Reform. Because the cost of health care delivery has been rising steadily and because the cost of a significant portion of medical care in the United States and other countries is typically funded by governmental insurance programs, there have been a number of government initiatives to reduce health care costs. Congress and various state legislatures have proposed changes in laws and regulations that, if ever enacted, could effect major restructuring of the health care industry. Although many of these proposals may seek to maintain or expand access to health care services, the common objective of the proposed legislation is to achieve cost containment in the health care sector. Changes in governmental support of health care services, the methods by which such services are delivered, the prices for such services or the regulations governing such services or mandated benefits all may have a material adverse effect on the Company. Even if the ultimate impact of any such changes on net sales is positive, no assurance can be given that the costs of complying with possible new requirements would not have a negative impact on the Company's future earnings. No assurance can be given that any such legislation will not have a material adverse effect on the Company.

Avon Project and Litigation

         Avon Project. Commencing in November 1986 and through 1987, the Company engaged in limited marketing activities with Avon and, in 1987 and 1988, engaged in research and development in respect of the miniaturization and refinement of the Colormate(TM) units, which contributed to the development of the portable Colormate(TM) units marketed by Avon. On October 15, 1987, the Company entered into an exclusive master license agreement with Avon under which the Company (i) researched and developed, engineered and arranged for the assembly by third-party subcontractors of 2,000 Colormate(TM) units, (ii) conducted proprietary Chromaticity Studies of Avon's cosmetics line in order to develop Avon's "Avon Color" cosmetics line, and (iii) granted an exclusive United States license for use of its Intellectual Properties in certain retail areas. The cost of such research and development (estimated at $1,000,000) as well as the manufacturing cost of $4,600,000 for the Colormate(TM) units was paid by the Company from the proceeds of the license agreement with Avon.

         Avon Litigation. In April 1990, the Company commenced a suit against Avon in the United States District Court for the Southern District of New York for patent infringement, misappropriation of trade secrets, breach of contract, federal antitrust violations and unfair competition. On August 12, 1994, the Company and Avon entered into a settlement agreement under which, among other recovery, Avon made a $2,000,000 cash payment to the Company, the parties exchanged mutual releases regarding the subject matter of the litigation, and the Company and Avon entered into a stipulation dismissing the Company's case with prejudice.

Year 2000


         Like many corporations, the Company is reliant on technology. As the millennium approaches, the Company is preparing all of its computer systems to be Year 2000 compliant and is reviewing all systems to ensure that they do not malfunction as a result of Year 2000. In this process, the Company expects to both upgrade some systems and replace others. The Company currently is evaluating the total cost of this effort and expects that most of these costs will be expensed as incurred in compliance with generally accepted accounting principles. The Company does not expect these costs to be material.

Employees

         The Company currently employs 17 persons on a full-time basis. None of the Company's employees is represented by a union. The Company believes that its relationship with its employees is good. The Company intends to hire additional employees and consultants to carry out its proposed marketing plans. Such persons will be compensated with salaries, or on a fee or commission basis, as applicable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Recent Developments

         In February 1998, at a special meeting of shareholders held at the Company's offices in New York, New York (the "Special Meeting"), the shareholders approved, among other things, a revision to the Company's capital structure to effect a three-for-two forward stock split of the Company's issued and outstanding shares of Common Stock (the "Stock Split"). The Stock Split is effective as of February 13, 1998.

         Additionally, at the Special Meeting, the shareholders approved an amendment to the Company's Certificate of Incorporation (i) to extend for two years from December 31, 1998 to December 31, 2000 the expiration date of the period during which the Company's outstanding Class A Convertible Preferred Stock can become convertible into Common Stock upon the Company's achieving certain stock performance or earnings goals, (ii) to extend the date by which the Company is to call the Class A Convertible Preferred Stock for redemption from December 31, 1998 to December 31, 2000, (iii) to revise the market price conversion feature of the Class A Convertible Preferred Stock to provide for adjustment upon the occurrence of certain events involving the Common Stock, including stock splits, reclassifications and the payment of stock dividends, and (iv) to delete from the formula for the calculation of the earnings goal that needs to be satisfied to trigger the conversion feature of the Class A Convertible Preferred Stock, extraordinary items and revenues generated by businesses acquired by the Company.

         Lastly, at the Special Meeting, the shareholders approved an amendment to the Company's 1992 Stock Option Plan, as amended (the "1992 Plan") to increase the number of shares of Common Stock with respect to which options may be granted from 2,000,000 to 3,000,000.

Risk Factors

         Limited Operating History. Until 1986, the Company was principally engaged in research and development relating to the Intellectual Properties, Colormate(TM) units and the Company's Beauty-Aid Products. From early 1986 through October 1987, the Company was engaged in limited test-marketing of certain of the Intellectual Properties and Beauty-Aid Products through its former licensees. From October 1987 until June 1991, the Company was principally engaged in the Avon Project. Since 1991, the Company has been engaged in the research and development of its Colormate(TM) device for the monitoring of bilirubin infant jaundice, the development of prototypes of additional versions of the Colormate(TM) unit and the refinement of its technologies for other applications. From October 1990 to date, the Company has not conducted any material revenue producing operations and there can be no assurance it will be able to do so in the future. The Company's business is subject to the risks inherent in the development of new products using new technologies and approaches. There can be no assurance that unforeseen problems will not develop with these technologies or applications, that the Company will be able to successfully address technological challenges it encounters in its research and development program or that commercially feasible products will ultimately be developed and marketed by the Company.

         Operating Losses. The Company has incurred significant losses from operations for the years ended December 31, 1997 and 1996 ($5,053,100 and $4,442,300, respectively). The Company anticipates incurring increased operating expenses as the Company attempts to expand its marketing and sales activity and otherwise continues to implement its business plan, including its business plan for medical applications involving the monitoring of hyperbilirubinemia. There can be no assurance the Company will not continue to incur such losses or will ever generate revenues at levels sufficient to support profitable operations.

         Need for Additional Financing; Cessation of Operations. The Company has limited resources and has not been able to finance its activities with cash flow from operations since fiscal 1989. There can be no assurance that the Company will not continue to incur operating losses, that remaining proceeds from exercise of its Placement Agent Warrants and Warrants will be sufficient to fund operations beyond December 1998, that sufficient sales levels, if any, will be achieved thereafter to fund operations or that the Company will not incur additional unanticipated expenses. In this regard, if the Company is unable to successfully market its Intellectual Properties, Colormate(TM) units and Beauty-Aid Products, and in particular, its Colormate(TM) Bilirubin Device for monitoring of bilirubin infant jaundice, it is extremely doubtful it will be able to obtain additional future financing and, at such point, may have to cease operations. The Company's continued operation will depend on its ability to obtain significant commercial sales of the Beauty-Aid Products and/or licensing and leasing fees from its Intellectual Properties and the Colormate(TM) units, the successful marketing of the Colormate(TM) Bilirubin Device and the availability of future financing. There can be no assurance that the Company will be able to obtain additional financing, such commercial sales or fees, in which case the Company's operations would be materially adversely affected and it may be forced to cease operations.

         No Assurance of Successful Commercialization of Colormate(TM) Bilirubin Device. The Company's current ability to generate revenues and to achieve profitability and positive cash flow in the immediate future substantially will depend on the successful introduction of the medical application of its technology to monitor bilirubin infant jaundice. The Colormate(TM) Bilirubin Device provides a new alternative for the monitoring and screening of bilirubin infant jaundice, but there can be no assurance that it will gain market acceptance. There is no assurance that the Company's Colormate(TM) Bilirubin Device for monitoring bilirubin infant jaundice, or other future medical applications of the Company's technology, will be capable of being produced in commercial quantities at acceptable costs, or even if all regulatory and reimbursement approvals are obtained, be successfully marketed or achieve any significant degree of market acceptance among physicians, health care payors and others. To date, except for the FDA clearances, clinical studies and related information regarding the Company's Colormate(TM) Bilirubin Device for monitoring bilirubin infant jaundice, the medical community generally has had no exposure to the Company or its proposed medical application. Because the medical community is generally relatively slow to adopt new technologies, procedures or devices, the Company might be unable to gain access to potential customers in order to attempt to demonstrate the operation and efficacy of its Intellectual Properties in the medical field. Even if the Company gains access to potential customers, no assurance can be given that members of the medical community will perceive a need for or accept the Company's proposed medical application.

         Physicians and other health care professionals will not recommend or use the Colormate(TM) Bilirubin Device unless they determine, based on experience, clinical data, relative cost, and other factors, that the Colormate(TM) Bilirubin Device is an attractive alternative to current traumatic blood tests that have a long history of safe and effective use. The Company may need to conduct additional independent studies in order to achieve acceptance in the medical community. The Company believes that recommendations by physicians and clinicians will be essential for the market acceptance of these products, and there can be no assurance that any such recommendations will be obtained. To the extent the Company is able to market and distribute its Colormate(TM) Bilirubin Device for non-invasive monitoring of bilirubin infant jaundice, broad market acceptance of the Company's device may require the training of numerous physicians and clinicians, and the time required to complete such training could result in a delay of such market acceptance. Moreover, continued health care payors' approval of reimbursement for the Company's products will be an important factor in establishing market acceptance. In addition, purchase decisions for the device will be greatly influenced by health care administrators who are subject to increasing pressures to reduce costs. Some purchasers, such as hospitals, pediatricians and home health care facilities, also might be reluctant to purchase products from a company that has not demonstrated the ability to satisfy ongoing delivery requirements. In addition, hospitals, clinics and pediatricians may be unwilling or unable to commit funds to the purchase of the Company's proposed medical applications due to institutional budgetary constraints.


         User acceptance of these products will depend on many factors, including physician recommendations, the degree, rate and severity of potential complications, the cost and benefits compared to competing products or alternative medical treatments, available reimbursement and other considerations. In addition, the Company's pricing policies could adversely impact market acceptance of these products as compared to competing products and alternative treatments. If any of the Company's marketing or development programs are not successfully completed, required regulatory approvals or clearances are not obtained, or products for which approvals or clearances are obtained are not commercially successful, the Company's business, financial condition and results of operations would be materially adversely affected.

         Presently, the Company conducts its research and development through its Spokane, Washington office. There can be no assurance that the Company will be able to successfully address any problems that may arise during the commercialization process of its Colormate(TM) Bilirubin Device. In addition, there can be no assurance that any of the Company's products will be successfully developed, continue to meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs, continue to be eligible for third-party reimbursement from governmental or private insurers, be successfully marketed or achieve market acceptance. If any of the Company's products for which regulatory approvals or clearances are obtained are not commercially successful, the Company's business, financial condition and results of operations would be materially adversely affected.

         Early Stage of Development of Other Potential Medical Applications. Although the Company has received FDA clearance to commercially market its Colormate(TM) Bilirubin Device, and has conducted early stage research with respect to certain other Chromogenic Diseases identified by the Company, the Company's clinical and research development programs for other medical applications of its technology have not effectively commenced, and substantial additional research and development and clinical trials will be necessary before commercial prototypes of any additional proposed products are FDA-cleared and produced for other such medical applications. The Company could encounter unforeseen problems in the development of such other products such as delays in conducting clinical trials, delays in the supply of key components or delays in overcoming technical hurdles. There can be no assurance that the Company will be able to successfully address the problems that may arise during the development/commercialization process. In addition, there can be no assurance that any of the Company's products for any such other medical application will be successfully developed, proven safe and efficacious in clinical trials or meet applicable regulatory standards and requirements.

         Lack of Medical Marketing and Sales Experience. In order to successfully market and sell its Colormate(TM) units, including the Colormate(TM) Bilirubin Device, the Company must either develop a marketing and sales force or enter into arrangements with third parties to market and sell the devices. There can be no assurance that the Company will be able to successfully develop a marketing and sales force or that it will be able to enter into marketing and sales agreements with third parties on acceptable terms. If the Company develops its own marketing and sales capabilities, it will compete with other companies that have experienced and well-funded marketing and sales operations. In addition, the Company's Colormate(TM) Bilirubin Device, as well as any future medical applications marketed by the Company, will compete with existing devices, technologies and methods in achieving acceptance in the medical community and in attracting support from independent medical device distribution organizations which sell medical equipment to the anticipated target market (i.e., hospitals, pediatricians and home health care services). While the Company believes its Colormate(TM) Bilirubin Device for monitoring bilirubin infant jaundice is superior to the existing devices, technologies and methods, no assurance can be given that the medical community will accept and support the Company's medical device. If the Company enters into a marketing arrangement with a third party for the marketing and sale of its Colormate(TM) Bilirubin Device, any revenues to be received by the Company from these products will be dependent on this third party.

         Lack of Market Penetration in Other Industries. The Company has not yet achieved commercial market penetration in any industry, and there can be no assurance the Company will be able to do so in the future. The Company currently has a limited number of Colormate(TM) units in commercial use. The Company has not achieved significant levels of cosmetics sales from its Colormate(TM)-unit locations, and expects based on the cosmetics sales levels achieved per location to date, that it will have to greatly increase the number of Colormate(TM) unit installations to achieve significant levels of cosmetics sale revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company also believes, based on its operating history since February 1993, that obtaining such increased cosmetic sales revenue will take significantly longer to achieve than was originally anticipated. At December 31, 1997, most of the inventory of the Company's cosmetics products was in excess of requirements based on the recent level of sales. After giving effect to the $100,000 write off in 1996 and the $75,000 write off in 1997, management believes no further significant loss will be incurred on the disposition of inventory. No estimate can be made of a range of amounts of loss that are reasonably possible should the Company's expectations not be met. There can be no assurance that no such loss will be incurred upon the disposition of inventory. However, the Company completed its inventory of a new line of chromatically balanced and color coordinated cosmetics in the first quarter of 1998, and although there can be no assurance, expects to commence marketing through Gordon Laboratories its new line of custom blended foundations in 1998. Although there can be no assurance, the Company believes these factors may enhance revenues from its beauty-related operations. In order to implement its marketing plans in the United States and abroad, including in industries in which the Company does not have prior experience, the Company will have to develop additional marketing skills and spend proceeds from additional financing and from the exercise of its Warrants on sales and marketing activities, including hiring finders and new personnel including consultants, and entering into arrangements with distribution companies having a national presence. There can be no assurance the Company's marketing plan will be successful.

         Potential International Operations. The Company believes that sales of products to customers outside of the United States represents a significant potential source of growth. Following compliance with applicable foreign regulatory requirements, the Company expects to market its medical products internationally through affiliates and distributors. The primary targeted markets for the Company's products outside the United States are Western Europe, Canada, Asia and South America. The Company also expects to contract with a number of foreign manufacturers to provide certain of its sourcing needs for its medical device.

         Foreign operations are subject to special risks that can materially affect potential sales, including currency exchange rate devaluations and fluctuations, the impact of inflation, exchange controls, labor unrest, political instability, export duties and quotas, domestic and international customs and tariffs, unexpected changes in regulatory environments, potentially adverse tax consequences and other risks. Changes in certain exchange rates could have a material adverse effect on the Company.

         Prior Marketing Attempts. Other than the Company's marketing efforts with Avon, its current arrangements with IMS and its beauty salon placements, the Company's own attempts to license and/or lease its Intellectual Properties and the Colormate(TM) units and to market its Beauty-Aid Products independently and/or through licensees never proceeded beyond the test marketing stage. There can be no assurance the Company will in the future achieve commercial leasing of its Colormate(TM) units and commercial licensing of the Intellectual Properties or the sale of the Beauty-Aid Products. In addition, other than its installation of Colormate(TM) units in beauty salons and beauty-related businesses, the Company's revenue generating activities have been primarily conducted in conjunction with its former licensees (i.e., Clairol, Hanes and Avon), that provided substantial economic, administrative, marketing and advertising support. There can be no assurance that without the support of a marketing partner with financial resources, an advertising budget, market presence and consumer recognition, the Company will be able to achieve successful operations. Further, there can be no assurance the Company will ever develop a commercial market for the licensing or leasing of its Colormate(TM) units and Intellectual Properties, for the sale of the Beauty-Aid Products or for any medical applications of its technologies.

         Competition. To the extent the Company implements its business plan to commercialize a medical application for its Intellectual Properties, it will be entering a field characterized by rapidly changing technology, intense competition and extensive research and development. The medical products market in general is highly competitive. The Company's ability to compete in the bilirubin infant jaundice market depends primarily on the acceptance by the medical community of the Company's new technology, which can be influenced by factors such as price, product quality and features, technical capability, breadth of product line and distribution capabilities. The Company will be competing with established companies which have greater financial, technical, manufacturing, marketing, research and development and management resources (including companies such as Minolta, Healthdyne and SpectRx, among others), which have actively pursued development of non-invasive monitoring of bilirubin infant jaundice. In addition, there will be other companies with which the Company will compete regarding other potential medical applications which the

Company may pursue. Furthermore, the monitoring methods currently in use for bilirubin infant jaundice, dermatological diseases and tuberculosis, the principle diseases for which the Company intends to market or develop commercial applications for its technologies, have already achieved acceptance by and are in widespread use in the medical community, unlike the Company's proposed methods. There can be no assurance that the Company's proposed methods will be accepted by the medical community.

         Furthermore, many of the Company's competitors have substantially greater financial, research, technical, manufacturing, marketing and distribution resources than the Company and have greater name recognition and lengthier operating histories in the health care industry. There can be no assurance that the Company will be able to effectively compete against these and other competitors, including those competitors who intend to promote their versions of non-invasive devices. Additionally, there can be no assurance that the Company's competitors will not succeed in developing, either before or after the development and commercialization of the Company's products, devices and technologies that permit more efficient, less expensive non-invasive detection and monitoring of bilirubin infant jaundice. It is also possible that one or more pharmaceutical or other health care companies will develop therapeutic drugs, treatments or other products that will substantially reduce the prevalence of bilirubin infant jaundice or otherwise render the Company's products obsolete. There can be no assurance that the Company will be able to upgrade its medical applications and devices to compete with such competitors or with persons who may in the future develop products or detection methods competitive with the Company's proposed medical applications and devices.

         Independent medical supply distributors who may be retained by the Company will distribute other products which may compete with those of the Company or which would provide greater revenues to such distributors than would be provided by the Company's products. In addition, many medical supply companies with which the Company's proposed medical application and device will compete, and which have significantly greater financial research, technical, manufacturing, and distribution resources and broader product lines than the Company, have their own in-house marketing and distribution capabilities and have established relationships with potential customers for the Company's proposed medical application, such as pediatricians and hospitals. In addition, many of the Company's competitors offer broader product lines than the Company, which may be a competitive advantage in obtaining contracts with health care purchasing groups. No assurance can be given that the Company will successfully and effectively market its medical products against these and other competitors or contract with health care providers.

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

         The Company has not previously licensed its Intellectual Properties for use in any industry other than the beauty aid, hosiery and cosmetics industries. In addition, management of the Company has not had any experience in marketing the Intellectual Properties, Colormate(TM) units or Beauty-Aid Products in any other field. To the extent the Company commences marketing activities in other industries, specifically in the medical industry, the Company will compete with established companies and technologies in such industries, which companies may have, among other things, significantly greater financial, marketing and human resources than the Company, as well as an established presence in their own industries. In fact, the Company would be competing in these industries with suppliers of components for the Colormate(TM) units.

         Protection of Intellectual Property. The Company's success may depend in part on its ability to obtain patent protection for its products and processes, to preserve its trade secrets, and to operate without infringing upon the proprietary rights of third parties. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and therefore, may be highly uncertain. No assurance can be given that the scope of any patent protection under the Company's current patents, or under any patent the Company might obtain in the future, will exclude competitors or provide competitive advantages to the Company; that any of the Company's patents will not be held invalid if subsequently challenged; or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company.

         The Company's U.S. Patents Nos. 4,909,632 and 5,311,293 expire in 2007; the Company's U.S. Patent No. 5,313,267 expires in 2011; the Company's U.S. Patent No. 5,671,735 expires in 2014; after the respective expiration date of each, the proprietary technology and instrumentation disclosed in each Patent will be available for use by others without compensation to the Company, unless protected by the claims of other U.S. patents that may be issued to the Company. The Company has developed intellectual property rights in color analysis, calibration and verification in a number of fields including medical, biological, dental, cosmetic and materials testing. The intellectual property rights include trade secrets, know how and 14 pending United States patent applications. These rights also include various foreign patent applications corresponding, at least in part, to the U.S. Patents and the U.S. patent applications. There can be no assurance that patents will issue based on these patent applications or that any patent claims will provide sufficient protection to exclude others from the Company's proprietary technology and instrumentation. There can be no assurance that the Company will not be involved in litigation to protect its trade secrets and know how or that the Company will prevail in such litigation. There can be no assurance that challenges will not be instituted against the validity or enforceability of any patents owned by or issued in the future to the Company, or that such challenges will not be successful. There can be no assurance that patent infringement claims will not be asserted against the Company and found to have merit, that the Company will not be enjoined from using its proprietary technology and instrumentation and from manufacturing and selling certain of its Products, or would not be forced to obtain a license and pay future royalty fees as well as past damages to the party claiming infringement in amounts not presently determinable. There can be no assurance that any such license will be available to the Company. Conversely, to the extent third parties infringe upon the Company's patented Intellectual Properties, the Company may have to litigate against such third parties in order to prevent further infringement. There can be no assurance the Company will have the resources to prosecute any such litigation, or that any such litigation would be resolved in favor of the Company. In the event it is unable to bring such litigation or obtain a favorable outcome, the Company's operations could be materially adversely affected in that the Company's failure to enforce its Patents could result in increased competition. If the Patents are declared invalid, the Company would lose patent protection for certain of its Intellectual Properties, which could have a material adverse effect on its operations.

         There can be no assurance that the Company's Intellectual Properties will provide it with a competitive advantage in that it may be possible for a competitor independently to develop non-infringing technologies, independently duplicate the Company's unpatented technology through reverse engineering, design around the patented aspects of the Company's technology, or otherwise independently develop scientifically accurate processes, instruments or color charts to measure skin coloration, skin tone color categories and conduct comparative color analysis without infringing the Company's Patents.

         The Company's U.S. Patents apply only to the United States. The Company has filed patent applications in a number of foreign jurisdictions which correspond, at least in part, to the Company's U.S. Patents. The Company has been granted European Patent No. 0446512, nationalizations of that European Patent in Austria, Belgium, France, Germany, Great Britain, Italy, Luxembourg, The Netherlands, Spain, Sweden and Switzerland and Liechtenstein, a Singapore registration of that European Patent, as well as Australian and Mexican Patents corresponding, at least in part, to its U.S. Patent No. 4,909,632, Taiwanese and Colombian Patents corresponding, at least in part, to its U.S. Patent No. 5,313,267 and two Taiwanese Patents corresponding, at least in part, to its U.S. Patent No. 5,671,235. The Company has not yet been granted any other foreign patents for its Intellectual Properties and there can be no assurance it will be granted any such patents. Consequently, wherever the Company does not have foreign patents, third parties currently could exploit, outside the United States, the technology disclosed in the U.S. Patents, thereby increasing competition in such foreign markets. In addition, persons gaining access to the Company's unpatented proprietary information and technology and who are not bound by confidentiality agreements with the Company would have the ability to exploit the Company's unpatented proprietary information and technology both inside and outside the United States, thereby increasing competition.


         There can be no assurance that one or more of the Patents held by the Company will not be successfully challenged or circumvented or that the Company will otherwise be able to rely on such Patents. In addition, there can be no assurance that competitors, many of whom have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that prevent, limit or interfere with the Company's ability to make, use and sell its products either in the United States or in foreign markets. If the Company's right or ability to manufacture its products were to be proscribed or limited, the Company's ability to continue to manufacture and market its Products could be adversely affected, which would likely have a material adverse effect upon the Company's business, financial condition and results of operations.

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

         There can be no assurance that the Company's copyright protection for the software used in the Colormate(TM) Systems will provide it with a competitive advantage in that it may be possible for a competitor independently to develop similar software, design around the Company's copyrighted software or otherwise independently develop software with the capacity to accurately measure skin tone categories and conduct comparative color analysis.

         The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, particularly with respect to newly developed technology. In addition, the United States Patent and Trademark Office ("USPTO") may institute re-examination or interference proceedings. There can be no assurance that the Company will not become subject to patent infringement claims brought by third parties, or re-examination of previously issued patents by the USPTO or interference proceedings instituted by the USPTO to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO re-examination and interference proceedings and related legal and administrative proceedings are both costly and time consuming. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of the Company and others. Any litigation or interference proceedings brought against, initiated by or otherwise involving the Company may require the Company to incur substantial legal and other fees and expenses and may require some of the Company's employees to devote all or a substantial portion of their time to the prosecution or defense of such litigation or proceedings. An adverse determination in litigation or interference proceedings to which the Company may become a party, including any litigation that may arise against the Company, could subject the Company to significant liabilities to third parties, disputed rights to be licensed from such third parties or prevent the Company from selling its products in certain markets, or at all. If third-party patents containing claims affecting the Company's technology were issued, and such claims were determined to be valid, there can be no assurance that the Company would be able to obtain licenses to such patents at costs reasonable to the Company, if at all, or be able to develop or obtain alternate technology. Although patent and intellectual property disputes regarding medical devices are often settled through licensing or similar arrangements, there can be no assurance that the Company would be able to reach a satisfactory settlement of such a dispute that would allow it to license necessary patents or other intellectual property. Even if such a settlement were reached, the settlement process may be expensive and time consuming, and the terms of the settlement may require the Company to pay substantial royalties. An adverse determination in a judicial or administrative proceeding or the failure to obtain a necessary license could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company is aware that others have obtained or are pursuing patent protection for various aspects of the design, production and manufacturing of bilirubin infant jaundice products. There can be no assurance that the Company's technology, current or future products or activities will not be deemed to infringe upon the rights of others.

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

         The Company does not itself manufacture the Colormate(TM) units, the Colormate(TM) Bilirubin Device or the Beauty-Aid Products, and in the past has been wholly dependent on third-party OEMs of parts, assemblers, cosmetics suppliers and textile suppliers. The Company will have to establish relationships with such third-party suppliers, manufacturers and assemblers, for the production of its devices. Although the Company is negotiating with certain manufacturers/assemblers, the Company does not have any current arrangements with such suppliers, parts manufacturers or assemblers for the mass production of any additional Colormate(TM) devices, and there can be no assurance the Company will be able to enter into future arrangements with these or other parts manufacturers or assemblers on terms satisfactory to the Company. The manufacturer's warranties covering certain parts incorporated in the Colormate(TM) units are renewable but, if not renewed for any reason, the costs of any repairs of such parts, or of any uncovered parts, would be borne by the Company.

         The Company's costs of parts for the Colormate(TM) units are based on original mass manufacturing costs for the devices manufactured in connection with the Avon Project. Costs of parts in manufacturing smaller quantities of Colormate(TM) units could involve significantly greater costs to the extent the Company does not use existing components from its existing inventory of Colormate(TM) units.

         In connection with any future manufacturing of the Colormate(TM) units, the Company could be required to make significant advance payments, obtain letters of credit, cause potential customers or licensees to advance funds under their agreements entered into with the Company or otherwise secure its payment obligations to third-party manufacturers. There can be no assurance the Company will be able to enter into such agreements on acceptable terms, be able to secure its payment obligations itself or by having customers and/or licensees advance funds, or otherwise be able to manufacture the Colormate(TM) units or obtain further manufacture of the Colormate(TM) units or its Products.

         Failure to Maintain Third-Party Reimbursement. In the United States and elsewhere, sales of medical products are dependent, in part, on the ability of consumers of these products to obtain reimbursement for all or a portion of their cost from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing its Colormate(TM) Bilirubin Device or other products to market, there can no assurance that such products will be considered cost effective and that reimbursement to the consumer will continue to be available, pursuant to the Company's recent permission from the AMA for third-party reimbursement under PCT 8220, or sufficient to allow the Company to sell its medical device products on a competitive basis. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third-party health care payors. Furthermore, the Company could be adversely affected by changes in reimbursement policies of governmental or private health care payors.

         Since receiving FDA marketing clearance in the United States, the Company has undertaken the procedures to obtain required international regulatory clearances for its monitoring technology for bilirubin infant jaundice. If the Company obtains the necessary foreign regulatory approvals, market acceptance of the Company's products in international markets will be dependent in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country and include both government sponsored health care and private insurance. Although the Company intends to seek international reimbursement approvals, there can be no assurance that such approvals will be obtained in a timely manner, if at all.

         Failure to maintain third-party reimbursement coverage for use of the Colormate(TM) Bilirubin Device will have a material adverse effect on the Company's ability to commercialize its technology for medical applications.

         Future Developments; Further Development and Marketing Activities Required. Prior to licensing the Company's Intellectual Properties in any industry including the cosmetic, beauty aids and fashion industries, the Company will be required to develop additional marketing skills relevant to such industries and conduct significant further marketing activity, and in certain of these industries, overcome regulatory hurdles, professional skepticism and develop specific practical applications therefor, which to date has not been achieved. Accomplishing the foregoing will require the Company to incur significant additional expenses. The Company is subject to the risks of failure inherent in the commercialization of products based on innovative technologies, many of which are beyond the Company's control, such as unanticipated development, manufacturing and regulatory delays and expenses. The

Company expects that additional financing will be required to commercialize any medical application of its technologies.

         Government Regulations. The Company's advertising, sales practices and cosmetics and medical products (including the labeling and packaging thereof) are and will be subject to applicable federal, state and local regulation (including regulation by the FDA, the Federal Trade Commission, and the Federal Communications Commission, under the Fair Packaging and Labeling Act and/or any comparable state authority, agency or statute) and will be subject to regulation by comparable foreign authorities if the Company markets its products abroad. The Company will also be subject to regulation by various governmental agencies that regulate direct selling activities.

         Although the Company has received FDA clearance on its Colormate(TM) Bilirubin Device pursuant to a "substantial equivalence" determination order, in the form of a letter dated July 24, 1997 from the FDA's CDRH, authorizing the Company to commercially distribute its Colormate(TM) Bilirubin Device for monitoring bilirubin infant jaundice in the United States, the Company also must comply with the other applicable rules and regulations, promulgated by the FDA, in order to legally market the device. The "substantial equivalence" order states that the Company must comply with the medical device general controls, e.g., device establishment registration, medical device listing, good manufacturing practices (QSR requirements), labeling, and the statutory prohibitions against adulteration and misbranding. The order also states that the Colormate(TM) Bilirubin Device is a Class II device which may be subject to additional special controls. The Company intends to comply with any applicable general controls and special controls for purposes of commercial distribution. The Company is unaware of any applicable special controls at this time.

         In the United States, the FDA regulates the introduction of medical devices as well as, among other things, manufacturing, labeling and recordkeeping procedures for such products. The process of obtaining marketing clearance for new medical products from the FDA can be costly and time consuming, and there can be no assurance that such clearance will be granted for the Company's future products on a timely basis, if at all, or that FDA review will not involve delays that would adversely affect the Company's ability to commercialize additional products or to expand permitted uses of existing products. Regulatory clearance to market a product from the FDA may entail limitations on the indicated uses of the product. Marketing clearance can also be withdrawn by the FDA due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial clearance. The Company may be required to file further marketing applications with the FDA under certain circumstances, such as the addition of product claims or product redesign. The FDA also could limit or prevent the manufacture or distribution of the Company's products, and has the power to require the recall of such products, given certain circumstances. FDA regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretation made by the FDA or other regulatory bodies, will not adversely affect the Company. The FDA will and various state agencies may inspect the Company and its facilities from time to time to determine whether the Company is in compliance with regulations relating to medical device manufacturing companies, including regulations concerning manufacturing, testing, quality control and product labeling practices. A determination that the Company is in material violation of such regulations could lead to the imposition of civil penalties, including fines, product recalls, product seizures, or, in extreme cases, criminal sanctions.

         In order for the Company to market its products in Europe and certain other foreign jurisdictions, the Company and its distributors and agents must obtain required regulatory registrations or approvals and otherwise comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. Specifically, certain foreign regulatory bodies have adopted various regulations, among other things, governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country. After mid-1998, the Company will be prohibited from selling its Colormate(TM) Bilirubin Device in Europe until such time as the Company receives the right to affix the CE mark, which is a symbol of quality and compliance with applicable European medical device directives. ISO 9001/EN 46001 certification is one option for pursuing the CE mark under the CE mark certification process requirements. There can be no assurance that the Company will be successful in obtaining ISO 9001/EN 46001 certification or CE mark rights. Failure to receive ISO 9001/EN 46001 certification, CE mark rights or other foreign regulatory approvals could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will obtain any other required regulatory registrations or approval in such countries or that it will not be required to incur significant costs in obtaining or maintaining such regulatory registrations or approvals. Delays in obtaining any registrations or approvals required to market the Company's products, failure to receive these registrations or approvals, or future loss of previously obtained registration or approvals could have a material adverse effect on the Company's business, financial condition and results of operations. The Company may rely on its third-party foreign distributors to comply with certain foreign regulatory requirements. The inability or failure of the Company or such foreign distributors to comply with varying foreign regulations or the imposition of new regulations could restrict the sale of the Company's products internationally and thereby adversely affect the Company's business, financial condition and results of operations.

         The Company and any third party with which it has made arrangements will be required to adhere to applicable FDA regulations, including the QSR requirements and similar regulations in other countries, which include testing, control, and documentation requirements. Ongoing compliance with QSR requirements and other applicable regulatory requirements will be strictly enforced in the United States through periodic inspections by federal and possibly state agencies, including the FDA, and in foreign jurisdictions by comparable agencies. Failure to comply with applicable regulatory requirements could result in, among other things, warning letters, injunctions, civil monetary penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for devices, rescission or withdrawal of clearances or approvals previously obtained and criminal prosecution. The restriction, suspension or revocation of regulatory clearances or approvals or government enforcement actions due to any other failure to comply with regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

         If the FDA believes that any of its legal requirements have not been fulfilled, it has extensive enforcement powers, including but not limited to the ability to bar or seize products from the market, to prohibit the operation of manufacturing facilities, to require recalls of devices from customer locations and to seek civil monetary or criminal penalties.

         Product Liability and Malpractice. The medical products industry is subject to substantial product liability litigation, and the Company faces an inherent business risk of exposure to product liability claims in the event that the use of its products is alleged to have resulted in adverse effects to a patient or product user. Any such claims could have a material adverse effect on the Company, including on market acceptance of its Colormate(TM) Bilirubin Device. When the Company implements its business plan for its medical application for its Intellectual Properties, it will be entering a field where it may become subject to product liability claims by patients and/or users and might become a defendant in product liability and/or malpractice litigation. The Company does not have malpractice insurance for such applications and does not intend to obtain such insurance prior to achieving commercialization of such proposed medical application. Even if the Company obtains such insurance, there can be no assurance that it could retain such insurance or that such insurance would be sufficient to protect the Company against any such liabilities.

         The Company maintains its own product liability insurance with respect to cosmetic and beauty aid applications. There can be no assurance that such insurance will be adequate to protect the Company from claims that may be brought against it by users of the Colormate(TM) units or its Beauty-Aid Products.

         The Company has not established, and the Company does not intend to establish, any reserves against any of the foregoing liabilities. In the event of an uninsured or inadequately insured product liability or malpractice claim in the future based on the performance of the Company's Colormate(TM) units or Beauty-Aid Products, the Company's business and financial condition could be materially adversely affected and the Company could be forced to cease operations.

         Control; Dependence on Management. Darby Simpson Macfarlane, Chief Executive Officer of the Company, owns shares of Common Stock and preferred stock, par value $0.001 per share (the "Preferred Stock") aggregating 2,266,220 (excluding currently exercisable stock options) of the shares eligible to vote on matters presented to the shareholders which amount is sufficient to permit her to significantly influence the election of directors or to approve any matter submitted to a vote of shareholders, and otherwise be in control of the Company.

The Company is dependent primarily on the services of Darby Simpson Macfarlane and David Kenneth Macfarlane, Vice President, Research and Development. The loss of either of their services could have a material adverse effect on the Company. Although the Company has purchased key-man life insurance policies in the amounts of $1,000,000 on the lives of both Mrs. and Mr. Macfarlane, there can be no assurance that the proceeds from such policies would enable the Company to retain suitable replacements for them.

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

         Exercise of Private Placement Warrants. The price which the Company will receive for the Common Stock issued upon exercise of the remaining Warrants issued to the placement agent in the 1995 Private Placement is expected to be substantially less than the market price of the Common Stock at the time such Private Placement Warrants are exercised. For the life of such Private Placement Warrants, the holders thereof are given, at little or no cost, the opportunity to profit from a rise in the market price of the Common Stock, if any, without assuming the risk of ownership. So long as such Private Placement Warrants remain unexercised, the terms under which the Company could obtain additional equity financing may be adversely affected. Moreover, the holders of such Private Placement Warrants may be expected to exercise them at a time when the Company would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable than those provided by such Private Placement Warrants. To the extent of any exercise of the Private Placement Warrants, the interests of the Company's shareholders will be diluted proportionately.

         Outstanding Voting Preferred Stock. The Company has outstanding 1,380,000 shares of Series A Convertible Preferred Stock. Each share of Preferred Stock has voting rights equivalent to each share of Common Stock and is convertible to Common Stock if (i) the Company's earnings (i.e. pre tax operating income, before interest expense for any two consecutive calendar years ending on December 31, 2000 exceed $20,000,000 or (ii) the closing bid price of the Common Stock has been at least $46.67 ($[31.11] after giving effect to the Stock Split) on 30 consecutive trading days at any time ending on December 31, 2000. Further, the Preferred Stock has a $13,800 liquidation preference and earns an annual non-cumulative dividend of $0.001 per share. The voting rights, conversion rights, dividend rights and liquidation preference of the Preferred Stock may adversely affect the trading value or the market price of the Common Stock.

         Additional Authorized Preferred Stock. The Company's Amended Certificate of Incorporation (the "Certificate of Incorporation") authorizes the

Board of Directors to issue, without shareholder approval, up to 10,000,000 shares of Preferred Stock with voting, conversion and other rights and preferences that could adversely affect the voting power or other rights of the holders of Common Stock. The issuance of Preferred Stock or of rights to purchase Preferred Stock could be used to discourage an unsolicited acquisition proposal. In addition, the possible issuance of Preferred Stock could discourage a proxy contest, make more difficult the acquisition of a substantial block of the Company's Common Stock or limit the price that investors might be willing to pay in the future for shares of the Company's Common Stock.

Item 2.  Properties

         The Company's executive offices are located in New York, New York and are leased pursuant to a renewable sublease the initial term of which expired in March 1998. The Company is currently renegotiating the lease renewal rental terms. Rentals under such sublease (including storage facilities) currently are being paid at the rate of $13,000 per month, plus occupancy costs. Additionally, the Company leases space in Spokane, Washington pursuant to a one year lease, such lease is renewable annually. Rentals under such lease are $2,018 per month.

         The Company also occupies office space located in Riverdale, New York, at a cost of $1,620 per month, which space is subleased by the Company from Darby Simpson Macfarlane, a director, officer and principal shareholder of the Company; such rent is equal to Mrs. Macfarlane's actual lease cost for such premises. The Company paid Mrs. Macfarlane $19,400 for such space in 1997. The Company also maintains office space at 10 Old Jackson Avenue, Hastings-on-Hudson, New York, at the residence of Mrs. Macfarlane. The Company paid Mrs. Macfarlane approximately $10,300 for such space in 1997.

Item 3.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.


                                     PART II

Item 5.  Market For the Company's Common Equity and Related Stockholder Matters

         The Company has registered the Common Stock and the Warrants with the Commission under the provisions of Section 12(g) of the Exchange Act of 1934, as amended (the "Exchange Act"). Registration under the Exchange Act requires the Company to comply with certain reporting, proxy solicitation and other requirements of the Exchange Act.

         There can be no assurance that an active public trading market for the Common Stock will continue. Prior to February 8, 1993, the date on which the Common Stock was approved for quotation on the Nasdaq Stock Market SmallCap Market System ("NASDAQ"), there was no public market for the Common Stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily reflect actual transactions. On March 26, 1998, the last reported bid price for the Common Stock was $12.75 per share. The Warrants expired on November 5, 1997, subject to limited waivers granted by the Company in respect of obtaining state regulatory clearance for the issuance of shares underlying the warrants. There were 98 holders of record of the Common Stock as of March 26, 1998, including nominees for an unknown number of beneficial holders.

         The following tables set forth the high and low bid prices for the Common Stock and the Warrants for each of the periods indicated, after giving retroactive effect to the Company's February 1998 three-for-two forward Stock
Split:

Common Stock

                  Period                                      Price
                  ------                              ------------------------
                                                        High             Low
                                                        ----             ---
January 1, 1996 to March 31, 1996                     $7.012           $2.557
April 1, 1996 to June 30, 1996                         8.745            4.620
July 1, 1996 to September 30, 1996                     4.908            1.815
October 1, 1996 to December 31, 1996                   3.877            2.310

January 1, 1997 to March 31, 1997                      6.352            2.805
April 1, 1997 to June 30, 1997                         5.610            1.980
July 1, 1997 to September 30, 1997                     9.900            4.455
October 1, 1997 to December 31, 1997                  12.540            8.002
January 1, 1998 to March 26, 1998                     17.375            7.172


Warrants

                  Period                                      Price
                  ------                             ------------------------
                                                       High             Low
                                                       ----             ---
January 1, 1996 to March 31, 1996                     $3.712           $0.495
April 1, 1996 to June 30, 1996                         5.527            1.980
July 1, 1996 to September 30, 1996                     2.145            0.618
October 1, 1996 to December 31, 1996                   1.608            0.453

January 1, 1997 to March 31, 1997                      3.413            0.624
April 1, 1997 to June 30, 1997                         3.247            0.749
July 1, 1997 to September 30, 1997                     6.993            1.830
October 1, 1997 to November 5, 1997                    9.490            4.662

Dividend Policy

         The Company has not paid, during the two fiscal years ended December 31, 1997, and has no present intention to declare or pay, cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations. The Company has outstanding 1,380,000 shares of the Preferred Stock, entitled to an annual non-cumulative dividend of $0.001 per share, when and as declared by the Board of Directors of the Company, payable quarterly, which dividend must be paid before any cash dividend may be paid with respect to the Common Stock.

Item 6.  Selected Financial Data

         The following information has been derived from the Company's consolidated financial statements. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere in this report.


                                                                          Years Ended December 31,
                                                1997               1996               1995               1994               1993
                                                ----               ----               ----               ----               ----
Total Assets                                 10,752,600          6,747,500          3,489,900          2,436,300          2,218,900
Total Liabilities                               842,500            791,500            599,700            804,100            490,400
Stockholders' Equity                          9,896,300          5,942,200          2,876,400          1,618,400          1,714,700
Lease, license and service
  contract revenues                              10,500             66,100            167,000            193,600             50,500
Interest Income                                 238,900            220,800            117,800             26,900             48,700
Loss                                         (5,053,100)        (4,442,300)        (2,494,300)           (96,300)        (1,951,800)
Loss per share--Basic and diluted (*)             (0.40)             (0.51)             (0.39)             (0.02)             (0.49)

(*) Loss per share was retroactively adjusted to reflect the three for two split.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         THIS ANNUAL REPORT ON FORM 10-K, INCLUDING ITEM 1 ("BUSINESS") AND ITEM 7 ("MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS"), CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS "BELIEVE," "ANTICIPATE," "THINK," "INTEND," "PLAN," "WILL BE," "EXPECT" AND SIMILAR EXPRESSIONS IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REGARDING FUTURE EVENTS AND/OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED IN "RISK FACTORS" ABOVE AT PAGES 21 TO 32, WHICH COULD CAUSE ACTUAL EVENTS OR THE ACTUAL FUTURE RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT. SUCH RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS, THE AVAILABILITY OF ANY NEEDED FINANCING, THE COMPANY'S ABILITY TO IMPLEMENT ITS BUSINESS PLAN FOR VARIOUS APPLICATIONS OF ITS TECHNOLOGIES, INCLUDING MEDICAL AND INDUSTRIAL APPLICATIONS, THE OBTAINING OF AND COMPLIANCE WITH REGULATORY APPROVALS

APPLICABLE TO PROPOSED APPLICATIONS OF THE COMPANY'S TECHNOLOGY, THE IMPACT OF COMPETITION, THE MANAGEMENT OF GROWTH, AND OTHER RISKS AND UNCERTAINTIES THAT MAY BE DETAILED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. IN LIGHT OF THE SIGNIFICANT RISKS AND UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF SUCH STATEMENTS SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED.

Overview

         The Company was formed in 1984 to research and develop and to commercialize Intellectual Properties for marketing to a variety of industries, including, but not limited to, the medical, dental, biological, cosmetic, hair color, beauty-aid and fashion industries. The Intellectual Properties relate to the application of color science technology to the scientific measurement and analysis of human skin, tissue, fluid, hair, teeth or biological subject, the classification of such measurements, the detection and monitoring of conditions affecting the coloration of such human skin, tissue, fluid, hair, teeth or biological subjects and the scientific classification and color-oriented organization of various consumer-sensitive products such as cosmetics, tooth enamel, hair color, hosiery, fashion, textiles, etc. The Company has incorporated certain of the Intellectual Properties into a proprietary color measurement system and software marketed for various commercial applications as the Colormate(TM) System. The Company has developed Intellectual Properties which it believes are capable of detecting and monitoring Chromogenic Diseases. In this regard, the Company developed the Colormate(TM) Bilirubin Device to measure the incremental increase of the yellow content of the skin color in newborns to monitor bilirubin infant jaundice. On July 30, 1997 the Company received FDA clearance for commercial marketing of the Colormate(TM) Bilirubin Device for the non-invasive monitoring of bilirubin infant jaundice in newborns. The Company's efforts are currently focused on seeking to commercialize this medical application of its Intellectual Properties for non-invasive detection and monitoring of bilirubin infant jaundice.

         The Company has also developed its own line of scientifically color coordinated proprietary cosmetics (My Colors by Chromatics(TM)) and scientifically color coordinated proprietary color charts and material swatchpacks for use in the cosmetics, beauty and dental and fashion industries.

         To date, the Company's marketing activities have principally involved licensing the Intellectual Properties, including conducting laboratory product chromaticity studies, leasing the Colormate(TM) System and marketing the Beauty-Aid Products in the cosmetic, hair color, beauty aid and fashion industries (i) in a national sales program with Avon, and in limited test markets with Clairol and Hanes, all conducted prior to June 1991, (ii) under current agreement with Gordon Laboratories and certain leasing and licenses to beauty-related businesses and beauty salons.

Although the Company from time to time is engaged in preliminary discussions (including limited consumer testing and laboratory chromaticity study activities) for use of its technology in the cosmetics, dental and beauty aid fields, there can be no assurance that any final agreements will be reached. In this regard, the Company has recently completed research and development for the working prototype of a hand-held less expensive LED model of the Colormate(TM) System (the Colormate(TM) LED Device) which the Company anticipates will enhance its marketing efforts.

         In 1997, the Company furthered implementation of its long-range plans to exploit certain medical applications for its technology. In this regard, the Company submitted a marketing application for its Colormate(TM) unit for a certain medical applications with the FDA on November 14, 1996. The application, known as a premarket notification or 510(k) submission, was accepted officially for filing and review by the FDA on November 18, 1996. The application requested, and on July 30, 1997, the Company received from the FDA's CDRH, marketing clearance pursuant to a "substantial equivalence" determination order, in the form of a letter dated July 24, 1997, authorizing the Company to commercially distribute its Colormate(TM) Bilirubin Device for non-invasive detection and monitoring of bilirubin infant jaundice in the United States. See "Business," and "Risk Factors."

         Since inception the Company has financed its operations through (i) private placements of its securities, (ii) collaborative research and development arrangements with licensees, (iii) cash receipts from lease and licensing agreements, (iv) loans from private investors and certain shareholders, (v) the February 1993 initial public offering (the "IPO") and (vi) the proceeds of exercise of stock options and warrants. Over the past two years, the Company has used substantial portions of the proceeds of such exercise and from the private placement in 1995 and 1996 of its securities to further its long-range business plan with respect to the medical application of its technologies and for the development of the Colormate(TM) units, including a transcutaneous bilirubinometer.

         The Company has incurred significant research and development and marketing expenses since inception, resulting in losses from operations since 1990 and, prior to its IPO, negative shareholders' equity. In particular, over the past two years, the Company has incurred significant FDA related expenses and research and development and marketing start-up expenses relating to the bilirubin infant jaundice medical application. The Company also has not achieved significant operating revenues from marketing its Intellectual Properties Products and Colormate(TM) units in the cosmetic and beauty aid industries since termination of the Avon Project in 1991, and has never generated any revenue from licensing its Intellectual Properties or the Colormate(TM) System in any industry other than the cosmetics, haircolor, beauty aid and fashion industries. See Note 1 of Notes to Financial Statements. The foregoing factors raise substantial doubt as to the Company's ability to generate profitable operations. See "Risk Factors."

         Since 1990 limited revenues have been derived from licenses, leases, service contracts and Beauty-Aid Product sales to several beauty-related businesses, testing and laboratory fees from potential licensees evaluating the Company's technology, and from an exclusive licensing and lease contract with IMS. In 1997, the Company did not generate any lease, license and service contract revenues from IMS. From December 31, 1990 until the IPO, the Company had been primarily engaged in (a) pursuing the Company's litigation against

Avon, (b) developing and testing further applications of the Intellectual Properties and Colormate(TM) units, such as the clinical research studies for medical applications, and (c) obtaining additional financing to support marketing of the Company's Intellectual Properties, systems, Beauty-Aid Products and related services.

         The Company's ability to generate revenues in the future will depend on its success in marketing its Intellectual Properties, the related Chromaticity Studies capabilities, the Colormate(TM) Bilirubin Device, the Colormate(TM) units and the Beauty-Aid Products. If such marketing is not successful in the future, the principal effect would be a write-down of the book value of the Colormate(TM) units and an impairment of the Company's ability to obtain future financing, which could result in a diminution in the value of an investment in the Company. There can be no assurance the Company will be able to timely place such units or identify alternative markets. See Notes 1 and 2 of Notes to Financial Statements.

Results of Operations

Fiscal Year 1997 Compared to Fiscal Year 1996

         The Company incurred net losses of $5,053,100 and $4,442,300 for fiscal years 1997 and 1996, respectively, as revenues received have not been significant relative to the Company's expenses incurred in implementing its business plan. The $610,800 increase in such losses in 1997 as compared to 1996 is primarily attributable to expenses incurred in 1997 in respect of increased patent applications costs, write-offs of certain inventory, non-cash expenses relating to the grant of options to consultants, and increased research and development expense. The Company incurred research and development expenses primarily consisting of compensation of officers, employees and consultants of $435,300 and $194,400 for fiscal years 1997 and 1996, respectively. The 1997 loss was mitigated by the capitalization of $124,200 of software development costs, decreased FDA medical application costs, and a decrease in other expenses described below. See Note 1 of Notes to Financial Statements for a discussion of the effect on net losses and net losses per share attributable to (i) the Company's outstanding convertible securities and (ii) accounting for stock-based compensation on the intrinsic value method, rather than the fair market value method.

         The Company believes that the level of expenses relating to the FDA application and related patent applications will not be recurring in the future at previous levels and that any future expenses incurred in connection therewith will be significantly less than the amount incurred in 1997, although no assurance can be given of such result.

         Bad debt expense decreased to ($5,000) in 1997 from $257,700 in 1996 primarily attributable to the adjustment of amounts due from IMS IN 1996. Depreciation and amortization expense decreased to $80,500 in 1997 from $178,600 in 1996, primarily attributable to the amortization of deferred legal expenses incurred in 1996 in respect of financing activities. Compensation expense for employees, officers and directors decreased to $729,300 in 1997 from $810,500 in 1996, primarily attributable to increased use of consultants. Bonuses were not paid to executive officers during 1997.

         Assets increased to $10,752,600 in 1997 from $6,747,500 in 1996 primarily attributable to increased cash and cash equivalents from the proceeds received from the exercise of Warrants and interest income, as well as the capitalization of software development costs. See Notes 1 and 5 of Notes to Financial Statements.

         Revenues from lease, license and service contracts decreased in 1997 as the Company continued to focus its resources on implementation of its long range business plan for medical applications of its technologies. The Company receives payments from licensees, distributors or other sources sporadically during the year. Accordingly, these payments have had, and payments that may be received in the future will have, a significant impact on quarter-to-quarter comparisons inasmuch as the Company has not developed stable recurring revenues.

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

Fiscal Year 1996 Compared to Fiscal Year 1995

         The Company incurred net losses of $4,442,300 and $2,494,300 for fiscal years 1996 and 1995, respectively, as revenues received have not been significant relative to the Company's expenses incurred in implementing its business plan. The $1,948,000 increase in such losses in 1996 as compared to 1995 is primarily attributable to $1,381,000 of expenses incurred to prepare and complete the Company's FDA application and related patent application, $476,700 in patent applications costs (including related research and development expenses), write-offs of uncollectible receivables and certain inventory, expenses for compensation of officers and employees, and legal fees and deferred costs incurred in connection with the Company's financing activities and potential acquisition activities.

         Bad debt expense increased to $257,700 in 1996 from $42,900 in 1995 primarily attributable to the settlement of the Perfect Look litigation and the adjustment of amounts due from IMS. Depreciation and amortization expense increased to $178,600 in 1996 from $52,900 in 1995, primarily attributable to the amortization of deferred legal expenses incurred in 1996 in respect of financing activities. Compensation expense for employees, officers and directors increased to $810,500 in 1996 from $538,700 in 1995, primarily attributable to preparing and filing the Company's FDA application and a discretionary bonus granted by the Company to an officer.

         Assets increased to $6,747,500 in 1996 from $3,489,900 in 1995 primarily attributable to increased cash and cash equivalents from the 1996 Debenture Offering, proceeds received from the exercise of Warrants and interest income. See Note 5 of Notes to Financial Statements. Current liabilities increased to $791,500 in 1996 from $599,700 in 1995 primarily attributable to increases in legal and accounting payables associated with the Company's financing activities and the preparation and filing of its FDA application.

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

         The Company incurred research and development expenses primarily consisting of compensation of officers, employees and consultants of $194,400 and $237,800 for fiscal years 1996 and 1995, respectively.

Liquidity and Capital Resources

Fiscal Year 1997 Compared to Fiscal Year 1996

         In 1997, the Company continued to experience significant negative net cash flows from operating activities. Net cash outflows from operating activities increased by $509,200 in 1997 as compared to 1996, primarily due to the increase in net loss in 1997 and the non-cash expense of options granted to consultants.

         Cash flows from financing activities increased to $8,386,700 from $7,387,800 in 1997 as compared to 1996, primarily attributable to $8,424,800 proceeds from the exercise of Warrants.

         The Company has applied a substantial portion of the proceeds of the 1995 Private Placement and Debenture Financing to continue its implementation of its long-range business plan for commercialization of its technologies for medical applications in diagnosing certain diseases, including the completion of the FDA application and the related patent applications. In this regard, the Company hired FDA and governmental regulatory consultants (in addition to legal counsel) to assist in obtaining marketing regulatory clearances for such medical applications and is currently applying for foreign regulatory approvals of commercial use of its technology for the detection and monitoring of bilirubin infant jaundice. The Company anticipates that any initial penetration of the medical marketplace will be accomplished through the relationships with specialized distributors, rather than through a direct sales force.

         Management believes that, if its proposed marketing plans for non-medical applications of its technology are successful, then it will generate revenues from fees from the licensing of the Intellectual Properties and leasing of the Colormate(TM) units, sales of swatch packs, consulting fees, and sales of cosmetics, although there can be no prediction or assurance as to which or any of these potential revenue sources will be successful. However, since consummation of the IPO, the Company's marketing of its Intellectual Properties,

Beauty-Aid Products and Colormate(TM) units in the beauty aid industry have resulted in immaterial revenues.

         As of December 31, 1997, management expects that the Company will have sufficient liquidity at least until December 31, 1998, even if no revenues from operations are generated. If the Company is able to profitably market its Intellectual Properties, the Colormate(TM) units, the Colormate(TM) Bilirubin Device and Beauty-Aid Products, the Company would use any cash flow obtained from operations, and may seek additional debt or equity financing, to further support and expand its operations. There can be no assurance that the Company will not require additional funding. If the Company has not been able to attract additional future financing at such point in time it may have to cease operations.

Fiscal Year 1996 Compared to Fiscal Year 1995

         In 1996, the Company continued to experience significant negative net cash flows from operating activities. Net cash outflows from operating activities increased by $1,030,300 in 1996 as compared to 1995, primarily due to the increase in net loss associated with the Company's preparation and filing of its FDA application.

         Cash flows from financing activities increased to $7,387,800 from $3,773,800 in 1996 as compared to 1995, primarily attributable to proceeds from the 1996 Debenture Offering and the exercise of Warrants.

         The Company has applied a substantial portion of the proceeds of the 1995 Private Placement and 1996 Debenture Financing to begin implementation of its long-range business plan for commercialization of its technologies for medical applications in diagnosing certain diseases, including the preparation of the FDA application and the related patent applications. In this regard, the Company has hired FDA and governmental regulatory consultants (in addition to legal counsel) to assist in obtaining marketing regulatory clearances for such medical applications and is currently applying for foreign regulatory approvals of commercial use of its technology for the monitoring of bilirubin infant jaundice.

Item 8.  Financial Statements and Supplemental Data

                                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               Page

         Independent Auditors' Report............................................................................42

         Consolidated Balance Sheets as of December 31, 1997 and 1996............................................43

         Consolidated Statements of Operations for the years ended
          December 31, 1997, 1996 and 1995.......................................................................44

         Consolidated Statements of Changes in Shareholders' Equity for the years ended
          December 31, 1997, 1996 and 1995.......................................................................45

         Consolidated Statements of Cash Flows for the years ended
          December 31, 1997, 1996 and 1995.......................................................................46

         Notes to Consolidated Financial Statements..............................................................47

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Chromatics Color Sciences International, Inc.

         We have audited the consolidated balance sheets of Chromatics Color Sciences International, Inc. and subsidiary as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chromatics Color Sciences International, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                                WISS & COMPANY, LLP


Livingston, New Jersey
February 17, 1998

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                                                                    December 31,
                                                                                            ---------------------------
                                                                                               1997             1996
                                                                                             ----------       -----------
                                ASSETS
CURRENT ASSETS:
    Cash and equivalents                                                                      $9,225,400      $ 5,352,400
    Accounts receivable, less allowance for doubtful accounts of $0
       in 1997 and $10,000 in 1996                                                                92,400           87,400
    Inventories                                                                                  148,100          223,400

       Prepaid expenses and other current assets                                                  76,400           89,200
                                                                                             -----------     ------------
         Total Current Assets                                                                  9,542,300        5,752,400


COLORMATE(TM) UNITS, LESS ACCUMULATED
    DEPRECIATION OF $32,800 (1997) and $26,000 (1996)                                            715,700          674,000

PROPERTY AND EQUIPMENT, LESS ACCUMULATED
    DEPRECIATION OF $224,600 (1997) and $155,300 (1996)                                          344,900          293,700

SOFTWARE DEVELOPMENT COSTS                                                                       124,200               --

OTHER ASSETS                                                                                      25,500           27,400
                                                                                             -----------     ------------
                                                                                             $10,752,600      $ 6,747,500
                                                                                             ===========      ===========
                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable - collateralized by equipment                                               $    4,700      $    10,000
    Amounts payable to related party                                                             293,200          326,000
    Accounts payable and accrued expenses:
       Attorneys and accountants                                                                 361,900          269,700
       Consultants                                                                                54,900           65,600
       Trade                                                                                     127,800          109,700

    Security Deposits                                                                                 --           10,500
                                                                                             -----------     ------------
         Total Current Liabilities                                                               842,500          791,500

COMMITMENTS AND CONTINGENCIES


REDEEMABLE CLASS A PREFERRED STOCK,
    PAR VALUE $.01 PER SHARE:
    Authorized - 1,400,000 shares
    Issued and outstanding - 1,380,000 shares
       at par and redemption value                                                                13,800           13,800
                                                                                             -----------     ------------

SHAREHOLDERS' EQUITY

    Undesignated Class B Preferred Stock, No Par Value:
       Authorized - 10,000,000 shares
       Issued and Outstanding - None                                                                   -                -

    Common Stock, par value $.001 per share:
       Authorized - 50,000,000 shares
       Issued and outstanding - 13,814,859 (1997) and 10,753,096
         (1996) shares                                                                            13,800           10,800
    Capital in excess of par value                                                            24,370,900       15,366,700
    Accumulated deficit                                                                      (14,488,400)      (9,435,300)
                                                                                             -----------     ------------
       Total Shareholders' Equity                                                              9,896,300        5,942,200
                                                                                             -----------     ------------
                                                                                             $10,752,600       $6,747,500
                                                                                             ===========       ==========


                 See accompanying notes to financial statements.

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                               Year End December 31,
                                                                                  --------------------------------------------
                                                                              1997                   1996                  1995
                                                                         ------------           ------------           ------------
REVENUES:
    Lease, license and service contracts                                 $     10,500           $     66,100           $    167,000
    Interest income                                                           238,900                220,800                117,800
                                                                                1,000                    500                  3,100
    Other                                                                     250,400                287,400                287,900
                                                                         ------------           ------------           ------------
COSTS AND EXPENSES:
    Food and Drug Administration ("FDA")
      medical application expenses                                          1,148,600              1,281,500                481,300
    Patent application costs                                                  691,200                382,300                111,000
    Research and development costs                                            435,300                194,400                237,800
    General and administrative:
       Compensation - officers and employees                                  729,300                810,500                538,700
       Consultants                                                            780,700                205,900                257,500
       Legal fees                                                             288,100                296,300                188,200
       Accounting fees                                                         35,100                 51,600                 51,100
       Rent and storage                                                       199,900                195,400                179,800
       Insurance                                                              220,600                195,800                175,500
       Travel and entertainment                                                17,900                 25,900                 42,200
       Repairs and maintenance                                                122,100                 85,100                 57,000
       Depreciation and amortization                                           80,500                178,600                 52,900
       Bad debt expense (recovery)                                             (5,000)               257,700                 42,900
       Payroll taxes                                                           84,900                 80,000                 61,700
       Stock administrative fees                                               53,300                 52,500                 28,300
       Interest                                                                26,800                 65,900                 28,600
       Other                                                                  394,200                370,300                247,700
                                                                         ------------           ------------           ------------
                                                                            5,303,500              4,729,700              2,782,200
                                                                         ------------           ------------           ------------
NET LOSS                                                                 $ (5,053,100)          $ (4,442,300)          $ (2,494,300)
                                                                         ============           ============           ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                                     12,601,430              8,737,509              6,347,400
                                                                         ============           ============           ============

BASIC AND DILUTED LOSS PER SHARE                                         $      (0.40)          $      (0.51)          $      (0.39)
                                                                         ============           ============           ============

                 See accompanying notes to financial statements.
                                      44

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                              COMMON STOCK
                                                                      ---------------------------
                                                                                                           Capital
                                                                         NUMBER OF           PAR        in Excess of    Accumulated
                                                                          SHARES            VALUE        Par Value         Deficit
                                                                      -------------     -----------    --------------   ------------

BALANCES, DECEMBER 31, 1994                                              4,175,850    $      4,200    $  4,112,900     $ (2,498,700)

Year Ended December 31, 1995:
    Net Loss                                                                  --              --              --         (2,494,300)
    Exercise of options to purchase 78,468 shares at $1.02
       per share each by CEO and Vice President less
       aggregate payment of 54,882 shares                                  102,054             100            (100)            --
    Exercise of options to purchase 15,000 shares                           15,000            --            22,500             --

    Proceeds from private placement offering, less offering
       costs of $770,200
                                                                         2,700,000           2,700       3,727,100             --
                                                                      ------------    ------------    ------------     ------------

BALANCES, DECEMBER 31, 1995                                              6,992,904           7,000       7,862,400       (4,993,000)

Year Ended December 31, 1996:
    Net Loss                                                                  --              --              --         (4,442,300)
    Exercise of stock options and warrants                               1,073,678           1,100       2,945,600             --
    Conversion of convertible debentures into common stock               2,686,514           2,700       4,328,300             --
    Contribution of "short swing" profits under SEC rules                     --              --           230,400             --
                                                                      ------------    ------------    ------------     ------------

BALANCES, DECEMBER 31, 1996                                             10,753,096          10,800      15,366,700       (9,435,300)


Year Ended December 31, 1997:
    Net Loss                                                                  --              --              --         (5,053,100)
    Exercise of stock options and warrants                               3,061,763           3,000       8,405,500
    Compensation cost relating to options granted to
       consultants                                                            --              --           582,400             --

    Contribution of "short swing" profits under SEC rules                     --              --            16,300             --
                                                                      ------------    ------------    ------------     ------------


BALANCES, DECEMBER 31, 1997                                             13,814,859    $     13,800    $ 24,370,900     $(14,488,400)
                                                                      ------------    ------------    ------------     ------------
                                                                      ------------    ------------    ------------     ------------

                 See accompanying notes to financial statements.

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                               Year Ended December 31,
                                                                                   -------------------------------------------------
                                                                                         1997            1996               1995
                                                                                    -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                        $(5,053,100)      $(4,442,300)      $(2,494,300)
      Adjustments to reconcile net loss to
        net cash flows from operating activities:
        Depreciation and amortization                                                    80,500           178,600            52,900
        Provisions for losses on accounts receivable                                    (10,000)            7,800            42,900
        Provision for slow moving inventories                                            75,000           100,000              --
        Compensation cost relating to options granted to consultants                    582,400              --                --
        Changes in operating assets and liabilities:
         Accounts receivable                                                              5,000           220,500          (146,400)
         Inventories                                                                        300           (31,800)          (10,500)
         Prepaid expenses and other current assets                                       12,800             9,600            (5,500)
         Other assets                                                                     1,900            34,400           (27,300)
         Accounts payable and accrued expenses                                           95,200           207,400           (93,300)
         Other                                                                          (10,500)            4,500               500
                                                                                    -----------       -----------       -----------

               Net cash flows from operating activities                              (4,220,500)       (3,711,300)       (2,681,000)
                                                                                    -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Software Development Costs                                                         (124,200)             --                --
    Purchases of property and equipment                                                (169,000)         (151,500)         (123,700)
                                                                                    -----------       -----------       -----------

               Net cash flows from investing activities                                (293,200)         (151,500)         (123,700)
                                                                                    -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock net of related costs                       8,424,800         7,407,100         3,864,100
    Payments of accounts payable from related parties                                   (32,800)          (14,900)          (86,400)
    Payments of notes payable                                                            (5,300)           (4,400)           (3,900)
                                                                                    -----------       -----------       -----------

               Net cash flows from financing activities                               8,386,700         7,387,800         3,773,800
                                                                                    -----------       -----------       -----------

NET CHANGE IN CASH AND EQUIVALENTS                                                    3,873,000         3,525,000           969,100

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                             5,352,400         1,827,400           858,300
                                                                                    ===========       ===========       ===========


CASH AND EQUIVALENTS, END OF PERIOD                                                 $ 9,225,400       $ 5,352,400       $ 1,827,400
                                                                                    ===========       ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION
    Interest paid                                                                   $    33,737       $    39,600       $    28,600
                                                                                    ===========       ===========       ===========
    Income taxes paid                                                               $      --         $      --         $      --
                                                                                    ===========       ===========       ===========


                 See accompanying notes to financial statements.

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1  --  Nature of Business and Summary of Significant Accounting Policies:

            Since its formation in 1984, the Company has been principally engaged in color science technology research and development and licensing activities, seeking mass market applications for its proprietary technology and instrumentation. The Company's business encompasses all of the risks inherent in the establishment of a new business enterprise, including a limited operating history with significant competition possessing substantially greater resources. Current and future operations also depend upon the continued employment of certain key executives, the ability to further commercialize its proprietary technology and products and the Company's ability to obtain sufficient revenues and/or outside financing.

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

            At December 31, 1997, most of the inventory of the Company's products is in excess of current requirements based on the recent level of sales. The Company had not sold its new line of cosmetics because of manufacturing difficulties in color matching certain shades to be scientifically claimable for the Company's scientifically color coordinated cosmetics line. The Company believes it will be ready to ship in the second quarter of 1998. Management estimates that no more than a $175,000 loss will be incurred on the disposition of this inventory and has provided $75,000 in 1997 and $100,000 in 1996 for such loss.

            Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

            Colormate(TM) Systems - In connection with a license with Avon Products, Inc. ("Avon"), Avon paid approximately $4,600,000 to purchase color measurement instruments and related equipment for its use during the term of the license period. Due to missing and damaged units, Avon and the Company executed mutual releases at the termination of the lease on June 24, 1991 with the principal effect that Avon returned 1,947 units of which 1,400 were useable and not in need of significant repair. For accounting purposes, the $700,000 estimated fair value of the Nonproprietary equipment (based upon an independent appraisal of the complete units with allowances for the lack of a verifiable used equipment market, varying usage, the need for refurbishment and similar factors) was recorded as an asset ("Colormate(TM) Units"). The 1,700 useable units of nonproprietary equipment were received in the form of (i) 1,400 complete units valued at $500 per unit and (ii) 300 complete units in need of significant repair that were assigned zero value. No valuation of the Proprietary portion of the units or of the additional 247 unusable units returned by Avon was performed.

            Following the FDA approval in 1997 (see Note 2), the Company has decided to use certain components from the existing Colormate(TM) units for use in the Colormate(TM) Bilirubin Device. The costs will be expensed as incurred, remaining components will not be valued and the cost currently assigned to the existing Colormate(TM) units ($500 per unit) will be assigned to the Colormate(TM) Bilirubin Device, as the current replacement cost of these components exceeds the book value of the Colormate(TM) units.

            Depreciation - Depreciation on a straight-line basis over 5 years commences upon initial rental of the Colormate(TM) System Units. The Company continually evaluates the life and carrying amount of such equipment in light of current conditions. Given present conditions, it is reasonably possible that the Company's estimate that it will recover the carrying amount from future operations may change in the near term, but the Company currently believes it is more likely than not that writedown for impairment will not be necessary.

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 --    Nature of Business and Summary of Significant Accounting Policies
             (continued):

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

            Software Development Costs - Once technological feasibility is established, the costs of developing software to be marketed as part of a product is capitalized and is amortized on the basis of estimated future revenues with annual minimum charges equal to the straight line basis over the estimated remaining useful life.

            Reclassification - Certain amounts previously reported have been reclassified to conform to current year presentation.

            Cash Equivalents - The Company considers certificates of deposit, money market funds and all other highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

            Financial Instruments - Financial instruments include cash and equivalents, accounts receivable, other assets, accounts payable, accrued expenses and long-term debt. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information available to management as of December 31, 1997. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

            Concentration of Credit Risk/Major Customers - The Company maintains its cash balances with financial institutions insured by the Federal Deposit Insurance Corporation to a maximum of $100,000. At December 31, 1997, the Company had uninsured cash balances including, a money market fund, of approximately $9,200,000. The Company generated approximately 0%, 39% and 17% of its revenues from IMS in 1997, 1996 and 1995, respectively, and 31% of its 1995 revenues from Perfect Look.

            Loss Per Share - Loss per common share is based upon the number of common shares and equivalents outstanding after giving retroactive effect to the stock split described in Note 5. Options and Warrants are excluded as losses have been incurred. Accordingly, basic and diluted loss per share is the same for all periods reported. The 1,350,000 common shares into which the preferred shares may be convertible are being excluded from basic and diluted earnings
            (loss) per share until the beginning of the year if and when either of the contingencies are met (Note 5).

            There was no effect upon prior years' reported loss per share in adopting Statement of Financial Accounting Standards No. 128.

            Stock-Based Compensation - Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," ("FAS 123") encourages, but does not require, companies to record compensation cost at fair value for stock-based employee compensation plans. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1  --  Nature of Business and Summary of Significant Accounting Policies
            (continued):

            options granted by the Company is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Had the fair market value method (which values the option based upon its fair market value at the date of grant) been used, pro forma net loss would have been $5,597,400 ($0.45 per share) in 1997, $4,866,000 ($0.56 per share) in 1996 and $2,633,800 ($0.42 per share) in 1995.

Note 2  --  Management's Plans to Overcome Operating Difficulties:

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

            On July 31, 1997, the Company was granted marketing clearance by the FDA. Since that date, the Company has had discussions with several companies interested in distributing the Colormate Bilirubin Device and is currently negotiating with certain of those companies to reach a definitive agreement. It is not possible at the present time to determine the impact of this development on future cash flows.

            Management expects that the Company will have sufficient liquidity at least until December 31, 1998 even if no revenues from operations are generated and no additional financing is obtained. If the Company is able to profitably market its Intellectual Properties, Colormate(TM) System and Products, the Company would use any cash flow obtained from operations, and may seek additional debt or equity financing, to further support and expand its operations.

Note 3  --  Related Party Transactions, Commitments and Contingencies:


            Related Party Transactions - In connection with the Avon Settlement and her employment agreement, Mrs. Macfarlane is to receive a bonus of $361,200, of which $98,800 has been paid. The remaining $262,400 accrues interest at the rate of 10% per annum. In December 1997, Mrs. Macfarlane agreed to delay demand for payment until January 1999. In addition, Mrs. Macfarlane is due $12,100 for unpaid salary which is currently payable without interest.

            Employment Agreements - In December 1997, the Company agreed with Mrs. Macfarlane to extend her employment at an annual salary of $175,000 through December 31, 2000.

            On April 10, 1995, the Company hired Arthur Guiry as its new president at an annual salary of $200,000 through April 10, 2000. In addition, Mr. Guiry received an aggregate of 300,000 incentive and non-qualified options at an exercise price of $2.25, expiring April 10, 2000. The options vest at the rate of 100,000 per year commencing April 10, 1996 and are now fully vested.

            On August 21, 1995 the Company entered into employment contracts with two new Engineering employees for salaries aggregating $130,000 annually through August 21, 1998.

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4  --  Income Taxes:

            For income tax purposes, the Company uses the modified cash basis of accounting and provides depreciation on all present property and equipment including Colormate(TM) Systems commencing July 1, 1991 using the declining balance method (cumulative temporary differences at December 31, 1997 were $175,000).

            At December 31, 1997, the Company had net operating loss carryforwards of approximately $14,600,000 for Federal income tax purposes which expire through December 31, 2012. SFAS 109 requires the recording of a deferred tax asset of approximately $6,500,000 and the recording of a valuation allowance of an equal amount when it is more likely than not that the deferred tax asset will not be realized; however, if and when the valuation allowance is reduced, the tax benefit will reduce the provision for income taxes. In addition, the Company had research and development tax credit carryforwards of approximately $50,000 at December 31, 1997 available to offset future Federal income taxes.


Note 5  --  Capital Stock and Options:


            Stock Split - In February 1998, the Company effected a three-for-two split (the "Stock Split"). All share and per share data included in this report have been restated to reflect the stock split.

            Preferred Stock - The Company's shares of Class A Convertible Preferred Stock are entitled to non-cumulative dividends, if declared, at $.001 per annum. In February 1998, the shareholders approved an amendment to the Class A Convertible Preferred Stock to provide that in the event either the Company's earnings before interest, income taxes and extraordinary items exceed $20,000,000 for two consecutive calendar years, or the closing bid price exceeds $31.11 for 30 consecutive trading days at any time through December 31, 2000, each share of Class A Preferred Stock shall be convertible into .979 shares of Common Stock. Such shares shall otherwise be called for redemption during 120 days following December 31, 2000 at $.01 per share plus any declared but unpaid dividends.

            In addition, the shareholders approved an amendment to the Company's Certificate of Incorporation to (1) revise the market price conversion feature of the Class A Convertible Preferred Stock to provide for adjustment upon the occurrence of certain events involving the Common Stock, and (2) revise the calculation of the earnings goal needed to trigger the conversion feature of the Class A Convertible Preferred Stock by deleting the exclusion therefrom of extraordinary items and revenues and earnings generated by businesses acquired by the Company.

            The Company also has 10,000,000 shares of undesignated Class B preferred stock which may be issued with such rights and preferences as the Board of Directors may determine upon issuance. Therefore, the undesignated Class B preferred stock may be issued with liquidation, dividend, voting and other rights superior to those of existing shareholders, including the right as a class to elect a controlling number of directors.

            Stock Option Plan - The Company has a Stock Option Plan which currently provides for options to purchase up to 3,000,000 shares of Common Stock. The Plan provides for the granting of incentive stock options to all employees and non-incentive stock options to all employees and certain consultants at an exercise price equal to at least the fair market value of a share of Common Stock at the date of grant for incentive options (other than for the holders of more than 10% of the outstanding Common Stock which must be at least 110% of the fair market value on the date of grant) and at least 85% of the fair market value on the date of grant for non-incentive

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 -- Capital Stock and Options (continued):

            options. Stock options are generally exercisable in 33-1/3% annual increments commencing one year after the date of grant and generally expire five years after the date of grant.

            Outstanding options under the Stock Option Plan are summarized as follows:

                                                                                       Year Ended December 31,
                                                                          ------------------------------------------------
                                                                              1997              1996              1995
                                                                          ----------        ----------        ----------
                     Outstanding options at beginning
                     of year                                               1,972,500         1,023,750           374,436
                     Options granted                                         791,250         1,136,250           821,250
                     Options exercised                                      (671,500)         (187,500)         (171,936)
                                                                          -----------      ------------      ------------
                     Options outstanding at year end                       2,092,250         1,972,500         1,023,750
                                                                          ===========      ============      ============
                     Option price per share                           $5.00 to $10.00     $2.75 to $2.92     $1.67 to $2.96
                                                                      ===============     ==============     ==============
                     Expiration dates                                             June 1999 to December 2002



            For the year ended December 31, 1997, compensation cost of $582,400 has been recognized for options granted to consultants of the Company. The fair value of the options were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions, respectively: risk-free interest rates of 5.0%, dividend yield of 0.0%, volatility factor equal to 76% and an expected life equaling the options exercise periods.

            At December 31, 1997 Warrants to purchase 1,887,051 shares of Common Stock at $1.67 per share were outstanding. These Warrants, issued to a Placement Agent, expire as follows: (i) 773,672 Warrants issued on January 6, 1995 expire January 6, 2002; (ii) 41,283 Warrants issued on March 13, 1995 expire March 13, 2002; (iii) 556,128 Warrants issued on May 4, 1995 expire May 4, 2002; and (iv) 515,969 Warrants issued on June 8, 1995 expire June 8, 2002.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure


         None.

                                    PART III

Item 10. Directors and Executive Officers of the Company

         Certain information concerning directors and executive officers of the Company is set forth below:


         Name                                 Age                           Position
         ----                                 ---                           --------
Darby Simpson Macfarlane                      53                  Director, Chairperson of the Board of
                                                                  Directors, Chief Executive Officer,
                                                                  Assistant Treasurer

Arthur Guiry                                  58                  President

David Kenneth Macfarlane                      51                  Director, Vice President, Research and
                                                                  Development

Leslie Foglesong*                             42                  Director, Secretary and Treasurer

Edmund Vimond*+                               62                  Director

Edward Mahoney*+                              47                  Director

-------------------------------

*        Member of the Audit Committee of the Board of Directors.

+        Member of the Compensation Committee of the Board of Directors.

         Directors are elected annually by the shareholders and hold office until the next annual meeting and until their respective successors are elected and qualified. Executive officers are elected by the Board of Directors, serve at the direction of the Board of Directors and hold office until their respective successors are elected and qualified. There is no arrangement or understanding between any director or executive officer and any other person pursuant to which such person was or is to be selected as a director or executive officer of the Company except that the Company has agreed with the placement agent of the Company's 1995 Private Placement that it will have the option of selecting a designee of the placement agent to the Company's Board of Directors for a period of five years following the completion of the 1995 Private Placement. The Company has agreed to use its best efforts to elect such designee of the placement agent. To date, the placement agent has not requested that the Company elect such designee.

         Set forth below is certain additional information with respect to the directors, executive officers and certain consultants of the Company.

         Mrs. Macfarlane co-founded the Company in March 1984 and is one of the primary inventors of the patented technologies used in the Colormate(TM) units. She has been Chairperson of the Board of Directors, Chief Executive Officer,

Assistant Treasurer and a director of the Company since formation, and also served in the capacity of President until April 9, 1995. Prior to such time, Mrs. Macfarlane was the co-founder in 1974 of Personalized Colors, Inc. Commencing in 1978, Mrs. Macfarlane and Mr. Macfarlane led and directed the Company's research and development and mass-manufacturing efforts of the Company's color science technology, instrumentation and cosmetic and related products.

         Mr. Macfarlane co-founded the Company and is also one of the primary inventors of the patented technologies used in the Colormate(TM) units. In addition, Mr. Macfarlane developed the manufacturing, technical and engineering specifications necessary to have miniaturized and mass manufactured the Colormate(TM) units. Mr. Macfarlane has been Vice President, Research and Development, and a director of the Company since formation. Prior to 1984, Mr. Macfarlane held a variety of executive positions with finance, sales, marketing, research and development and manufacturing companies in Europe, South Africa and the United States, including International Technical Research Development, Ltd., and Trumach, Inc.

         Ms. Leslie Foglesong has been the Secretary, Treasurer and a director of the Company since its formation.

         Mr. Arthur Guiry provided consulting services to the Company from January 1, 1995 to March 1995, in connection with the marketing of the Company's medical application for its technology. On April 10, 1995, Mr. Guiry commenced his duties as President of the Company. Mr. Guiry has held positions as an executive in sales for divisions of Bristol-Myers, Smith & Nephew Ltd., and Solzer, for the past 18 years. He also holds a physics degree from Manhattan College.

         Mr. Edmund Vimond has previously provided consulting services to the Company. On December 1, 1997, Mr. Vimond was appointed to the Company's Board of Directors. From 1991 to 1997, Mr. Vimond was the President and Chief Executive Officer of Ocurest Laboratories, Inc. Mr. Vimond was responsible for managing all functions of the business, including marketing, sales, contract manufacturing, personnel and finance and systems. Prior to 1991, Mr. Vimond held positions in various executive capacities with RJR Nabisco Inc., American Cyanamid Co., Johnson & Johnson and Warner-Lambert Companies Inc. Mr. Vimond received B.S.B.A. and M.B.A. degrees from Northwestern University.

         On January 26, 1998, Edward Mahoney, a certified public accountant, was appointed to the Board of Directors and currently acts as Chairman of the Company's Audit Committee. Since January 1998, Mr. Mahoney has owned and operated a certified public accounting firm and was a tax partner with the accounting firm of BDO Seidman from 1994 to 1997 and Price Waterhouse from 1973 to 1994. Mr. Mahoney received a Bachelor of Science in Accounting degree from Brooklyn College of the City University of New York.

         Darby Simpson Macfarlane and David Kenneth Macfarlane are the founders of the Company and, as such, may be deemed "promoters" of the Company as those terms are defined in the rules and regulations promulgated under the Securities

Act. No family relationship exists between any director or executive officer of the Company.

Medical Advisory Board

         The Company recently established a Medical Advisory Board consisting of Dr. Fred W. Billmeyer, Dr. Ian Holzman and Dr. Jeffrey Maisels, independent consultants/advisors to the Company.

         Dr. Fred W. Billmeyer, Jr., Professor Emeritus at Rensselaer Polytechnic Institute, a color scientist and recognized expert in the color science field for more than 40 years, has been a consultant to the Company since 1984 and is a member of the Company's Medical Advisory Board. Dr. Billmeyer has published numerous books and articles in the field of color science. The consulting agreement with Dr. Billmeyer provides that he will provide color consulting services to the Company at a fee of $125 per hour. Such services include providing advice and supervisory assistance in connection with any further research and development, modification, enhancement or marketing activity relating to the Colormate(TM) System and Intellectual Properties in specific applications and assisting in obtaining patent protection for the unpatented Intellectual Properties. In addition, Dr. Billmeyer is entitled to receive a royalty in the amount of 2% of the selling price less the cost of manufacture of any device sold by the Company. In 1997, the Company paid Dr. Billmeyer $21,700.

         Dr. Ian Holzman, a physician with the Department of Pediatrics, Division of Newborn Medicine, Mt. Sinai Medical Center, is a member of the Medical Advisory Board. Dr. Holzman is presently the Chief of the Division of Newborn Medicine at Mt. Sinai Medical Center and a member of the Attending Staff at each of Mt. Sinai Medical Center and City Hospital Center at Elmhurst. In addition, Dr. Holzman is a Professor of Pediatrics, Obstetrics and Gynecology and Reproductive Medicine, at Mt. Sinai School of Medicine. Dr. Holzman has published numerous journal articles, book chapters and medical abstracts in the field of pediatric treatment and medicine.

         Dr. Jeffrey Maisels, a physician with the Department of Pediatrics, William Beaumont Hospital, is a member of the Medical Advisory Board. Dr. Maisels is presently the Chief of the Department of Pediatrics at William Beaumont Hospital and is also a Clinical Professor of Pediatrics at Wayne State University School of Medicine. Dr. Maisels has published numerous journal articles, book chapters and medical abstracts in the field of pediatric treatment and medicine including, publications relating to bilirubin infant jaundice and phototherapy.

Consultants

         The Company relies on the services of certain other consultants and advisors. The consultants are not executive officers of the Company but make or are expected to make significant contributions to the business of the Company.

         Mr. Frederick Frank, Vice Chairman of Lehman Brothers, an investment banking firm, has been an advisor to the Company since December 1, 1997,

providing financial, strategic and business advisory services. The consulting agreement with Mr. Frank expires December 1, 1998 but is renewable upon the mutual agreement of the Company and Mr. Frank.

         The Company from time to time also employs certain other consultants and temporary personnel for various purposes such as FDA and regulatory matters, the Bilirubin Project and marketing, engineering, research and development associated with the Intellectual Properties, Beauty-Aid Products, the Colormate(TM) Bilirubin Device and Colormate(TM) units. The Company has also retained consultants to provide public relations, shareholder relations, financial, licensing and investment banking services. In 1997, these consultants and temporary personnel were paid an aggregate of $905,200 and were granted options to purchase an aggregate of 622,500 shares (giving effect to the Stock Split) of the Company's Common Stock under the 1992 Plan. All consultants may be reimbursed by the Company for reasonable out-of-pocket expenses incurred by them in connection with the services each consultant provides to the Company.

Compliance with Section 16(a) of the Exchange Act

         The Company became subject to the reporting requirements of Section 13 of the Exchange Act on February 5, 1993 and, accordingly, the Company's officers, directors and greater than 10 percent beneficial owners were subject to the reporting requirements of Section 16(a) of the Exchange Act during the year ended December 31, 1993. The Company believes that except as described below, during the fiscal year ended December 31, 1997, all filing requirements under Section 16(a) applicable to its officers, directors and greater than ten percent beneficial owners were complied with on a timely basis.

         Edmund Vimond, a director of the Company, failed to file on a timely basis a Form 3 with respect to his initial beneficial ownership of the Company's securities at the time Mr. Vimond was elected a director of the Company. A filing on Form 3, with respect to this transaction, has since been made for Mr. Vimond.

Item 11. Executive Compensation

Summary Compensation Table


         The following table summarizes all plan and non-plan compensation awarded to, earned by or paid to the Company's Chief Executive Officer and its three other executive officers who were serving as such during and at the end of fiscal 1997 for services rendered in all capacities to the Company in the last three fiscal years.

                                                                                                  Long-Term
                                                                                                Compensation
                                                             Annual Compensation                    Awards
                                                   ----------------------------------------     --------------
                                                                                                   Securities
                                                                                                   Underlying
                                                                                                    Options             All Other
Name and Principal Position                         Year           Salary           Bonus            (#)(1)             Compensation
----------------------------                        ----           ------           -----         -----------           ------------
Darby Simpson Macfarlane,                           1995        $125,037           $      0                  0           $ 26,689(2)
  Chief Executive Officer                           1996         125,000             20,000            450,000              5,617(3)
                                                    1997         175,000                  0                  0                  0


Arthur Guiry, President                             1995         168,101(4)               0            300,000                  0
                                                    1996         200,000                  0                  0                  0
                                                    1997         200,000                  0                  0                  0


David Kenneth Macfarlane,                           1995         114,034(5)               0                  0                  0
  Vice President,                                   1996         125,000              4,500            300,000              5,950(3)
  Research and Development                          1997         125,000                  0                  0                  0


Leslie Foglesong,                                   1995          75,000                  0             75,000                  0
  Secretary and Treasurer                           1996          75,000            103,650(6)         150,000                  0
                                                    1997         100,000                  0                  0                  0


----------------------

(1) In February 1998, the Company effected a three-for-two forward Stock Split. The number of shares issuable upon the exercise of stock options granted under the 1992 Plan presented above give effect to the Stock Split.

(2) Represents interest payments pursuant to the $262,400 balance owed to Mrs. Macfarlane pursuant to the Avon Settlement.

(3) Includes premiums paid by the Company on the term life insurance policies and disability insurance policies of Mrs. and Mr.
     Macfarlane.

(4)  Includes $23,000 of fees paid to Mr. Guiry in 1995 as a consultant prior to his employment as President.

(5)  Includes $14,000 of fees paid to Mr. Macfarlane in 1995 as a consultant.

(6) Includes 1995 bonus not paid until 1996.

Option/SAR Grants in Last Fiscal Year

         No stock options were granted under the 1992 Plan to any of the executive officers of the Company during the fiscal year ended December 31, 1997.

Aggregated Option/SAR Exercises in Last Fiscal Year and
Fiscal Year End Option/SAR Value Table

         The following table sets forth information with respect to stock options exercised during the fiscal year ended December 31, 1997 and the value at December 31, 1997 of unexercised stock options held by the Chief Executive Officer and the other executive officers of the Company. The number of shares presented gives effect to the Stock Split:

                                                                               Number of
                                                                              Securities              Value of
                                                                              Underlying             Unexercised
                                                                              Unexercised           In-the-Money
                                                                              Options at               Options
                                                                                Fiscal                at Fiscal
                                                                               Year-End               Year-End(2)
                                         Shares                             --------------        ----------------
                                      Acquired on                            Exercisable/
                                        Exercise            Value            Unexercisable         Exercisable/
Name                                      (#)            Realized(1)              (#)              Unexercisable
---------------------------          -------------       -----------        --------------        --------------
Darby Simpson Macfarlane                   0                  --               450,000/0            $3,187,500

Arthur Guiry                            195,000           $1,240,500           105,000/0            $  813,750

David Kenneth Macfarlane                    0                 --               300,000/0            $2,125,000

Leslie Foglesong                         75,000           $  639,375           150,000/0            $1,250,000

---------------------------

(1) The value realized on the exercise of options was calculated by multiplying the number of underlying shares by the difference between the closing price of the Common Stock on the date of exercise (as quoted on the Nasdaq SmallCap Market published in The Wall Street Journal) and the option exercise price.

(2) The value of unexercised in-the-money options was calculated by multiplying the number of underlying shares held by the difference between the closing price of the Common Stock on December 31, 1997 ($15.00 per share, as originally quoted on the Nasdaq SmallCap Market published in The Wall Street Journal) and the option exercise price, but after giving effect to the Stock Split.

Compensation of Directors

         Directors who are officers of the Company do not receive additional compensation for serving on the Board of Directors. Each of Messrs. Vimond and Mahoney receive a monthly director's fee of $4,000. In addition, Mr. Vimond and Mr. Mahoney received options to purchase 22,500 and 37,500 shares of the Company's Common Stock under the 1992 Plan, respectively, and giving effect to the Stock Split. The stock options granted to Mr. Vimond and

Mr. Mahoney vest in equal installments on the first, second and third anniversaries of the date of grant and are exercisable at $9.71 and $9.25 per share, respectively. In addition, Mr. Vimond received 15,000 stock options, which options are fully exercisable on July 15, 1998, expire on July 15, 2002 and are exercisable at $5.42 per share.

Employment Agreements

         The Company has entered into separate employment agreements with each of Darby Simpson Macfarlane and David Kenneth Macfarlane, providing for Mrs. Macfarlane's employment as Chief Executive Officer and for Mr. Macfarlane's employment as Vice President, Research and Development. The agreements with Mrs. and Mr. Macfarlane provide for current annual base salaries in 1997 of $175,000 and $125,000, respectively, subject to annual increases at the discretion of the Board. In addition, Mrs. Macfarlane's agreement provides for a bonus payment of 33% of the first million of the Company's net recovery in excess of $2,000,000 from the Avon Litigation. Accordingly, Mrs. Macfarlane is to receive $361,200, of which $98,800 has been paid. The remaining $262,400 is currently payable and accrues interest at the rate of 10% per annum. However, repayment of this amount is subject to Mrs. Macfarlane's agreement to defer repayment until January 1999 in connection with the amendment to the Company's Certificate of Incorporation which amendment modified certain terms of the Class A Preferred Stock, including the following: (i) extension to December 31, 2000 of the expiration date of the conversion feature and redemption period, (ii) revision of the market price conversion feature to provide for adjustment upon the occurrence of certain events involving the Common Stock, and (iii) revision of the calculation of the earnings goal needed to trigger the conversion feature by including extraordinary items and revenues and earnings generated by businesses acquired by the Company. In connection with Mrs. Macfarlane's agreement to defer repayment (as described herein), the Company and Mrs. Macfarlane have also agreed to extend the term of her employment with the Company until December 31,

2000 and forgo any discretionary performance bonus under her employment agreement. Under the employment agreements, the Company is obligated to provide Mr. Macfarlane with a $300,000 and Mrs. Macfarlane with a $500,000 term life insurance policy and disability insurance. The Company maintains key-man life insurance on each of Mrs. and Mr. Macfarlane in the amount of $1,000,000.

         The employment agreements also provide for the payment of termination benefits by the Company if employment thereunder is terminated (i) by the Company for any reason other than death, disability or "cause" as set forth therein or (ii) by reason of death or disability. If Mr. or Mrs. Macfarlane's employment is terminated by the Company for any reason other than death, disability or "cause," the Company is required by each agreement to pay to the terminated employee an amount equal to the greater of (a) the aggregate base salary payable for the remainder of the employment period of the agreement and
(b) the aggregate base salary payable thereunder for two years, plus, in each case, an amount not less than any bonus granted by the Board to the employee in the year immediately preceding the year in which termination occurred. If the employee's employment is terminated by reason of death or disability, the Company is required to pay to Mrs. Macfarlane and Mr. Macfarlane, as applicable, an amount equal to two years aggregate base salary in the case of Mrs. Macfarlane, and one year's base salary in the case of Mr. Macfarlane, plus in each case an amount not less than the pro rata portion of any bonus granted to the employee in the year immediately preceding the year in such termination occurs.

         The Company has entered into a five-year employment agreement, commencing on April 10, 1995, with Arthur Guiry providing for Mr. Guiry to serve as President of the Company. The agreement provides for an annual base salary of $200,000, subject to annual increases at the discretion of the Board, plus options to purchase an aggregate of 300,000 shares of Common Stock at an exercise price of $2.25 per share under the 1992 Plan, giving effect to the Stock Split. Mr. Guiry shall be entitled to an annual bonus subject to the discretion of the Board. The Company, at its option, can maintain key-man insurance on Mr. Guiry in the amount of $1,000,000. The agreement provides for the payment of termination benefits by the Company if employment thereunder is terminated by the Company for any reason other than death, disability, "cause" as set forth therein, or voluntary resignation. If Mr. Guiry's employment is terminated by the Company for any reason other than death, disability, "cause," or voluntary resignation, the Company is required to pay to Mr. Guiry an amount equal to the aggregate base salary for the remainder of the employment period plus an amount equal to the bonus granted for the year immediately preceding the year in which such termination occurs. If Mr. Guiry's employment is terminated by reason of death, disability, cause or voluntary resignation, he will not receive any other compensation besides accrued salary through the date of such termination and an amount equal to the pro rata portion of any bonus granted for the year immediately proceeding the year in which such termination occurs.

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

Compensation Committee Interlocks and Insider Participation

         The Company did not establish a compensation committee in 1997. The entire Board of Directors determined each executive officer's compensation, with the relevant executive officer, who was also a director, abstaining from any decision made with respect to that executive officer's compensation. The Board of Directors for the fiscal year ended December 31, 1997 consisted of Darby S. Macfarlane, David Kenneth Macfarlane, Leslie Foglesong and Edmund Vimond. There are no reportable compensation committee (Board of Directors) interlocks or insider participation transactions. The Company's compensation committee, established in January 1998, consists of Edmund Vimond and Edward Mahoney.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of March 26, 1998, the beneficial ownership of the Common Stock: (i) by each stockholder known by the Company to beneficially own more than 5% of the Common Stock; (ii) by each director of the Company; (iii) by the Company's Chief Executive Officer; and (vi) by all executive officers and directors of the Company as a group. Amounts presented give effect to the February 1998 three-for-two forward Stock Split (including shares issuable upon the exercise of stock options and/or warrants). Except as otherwise indicated below, each named beneficial owner has sole voting and investment power with respect to the shares of Common Stock listed.


Name and Address of
Beneficial Owner                                                Number of Shares                  Percent of Class
---------------------                                          -----------------                  ----------------
Darby Simpson Macfarlane (1)                                        3,016,220                            17.9%
10 Old Jackson Avenue, #28
Hastings-on-Hudson, NY 10706

David Kenneth Macfarlane (2)                                        3,016,220                            17.9%
5 E. 80th Street
New York, New York 10021


Leslie Foglesong (3)                                                  165,000                             1.1%
116 Lafayette Avenue
Brooklyn, NY 11217

Edmund Vimond                                                               0                           --
6967 Country Lakes Circles
Sarasota, FL  34243



Edward Mahoney                                                              0                          --
2044 Palisades Drive
Pacific Palisades, CA 90272

Mellon Bank Corporation (4)                                         1,875,000                            12.7%
One Mellon Bank Center
Pittsburgh, PA 15258

Janssen-Meyers Associates, L.P.(5)                                  1,442,427                             8.9%
17 State Street
New York, NY 10001

All directors and executive officers                                3,181,220                            18.7%
as a group (6 persons) (6)

----------

(1) Includes all of the 1,380,000 issued and outstanding shares of the Class A Preferred Stock owned by Mrs. Macfarlane, 450,000 shares issuable upon the exercise of options granted to Mrs. Macfarlane and 300,000 shares issuable upon the exercise of options granted to Mr. Macfarlane which options are currently exercisable. Mrs. Macfarlane disclaims beneficial ownership of the shares and/or options owned by Mr. Macfarlane.

(2) Includes the 1,380,000 issued and outstanding shares of the Class A Preferred Stock owned by Mrs. Macfarlane, 886,220 issued and outstanding shares of the Common Stock beneficially owned by Mrs. Macfarlane, 450,000 shares issuable upon the exercise of options granted to Mrs. Macfarlane and 300,000 shares issuable upon the exercise of options granted to Mr. Macfarlane which options are currently exercisable. Pursuant to a separation agreement dated December 13, 1995, Mr. Macfarlane has given Mrs. Macfarlane sole voting power and power of disposition over all Common Stock or options to acquire Common Stock acquired by Mr.

         Macfarlane after such date. Upon sale of any Common Stock or options to acquire Common Stock of the Company by Mrs. Macfarlane or Mr. Macfarlane, Mrs. Macfarlane can elect to allocate and/or distribute specified portions of the proceeds from such sale in specified amounts to herself and to Mr. Macfarlane and/or to trusts established for her daughter and her step-daughter. Mr. Macfarlane disclaims beneficial ownership of the shares and/or options owned by Mrs. Macfarlane.

(3) Includes 150,000 shares issuable upon the exercise of options which are currently exercisable.

(4)      Based on Amendment No. 5 to a Form 13G filed with the
         Commission, dated January 12, 1998 and giving effect to the Stock Split. Includes indirect beneficial ownership of the holdings of two subsidiaries, Mellon Bank N.A. and the Dreyfus Corporation.

(5) Based on a representation letter from Janssen-Meyers Associates, L.P. dated March 31, 1998, and includes 569,750 warrants held by Peter Janssen, 261,750 warrants held by Bruce Meyers (each an affiliate of Janssen-Meyers Associates, L.P.) and 592,927 warrants held by Janssen-Meyers Associates, L.P. which, in each case, are currently exercisable. Bruce Meyers also holds 18,000 shares of Common Stock.

(6) Includes 900,000 shares issuable upon the exercise of options which are currently exercisable and 1,380,000 issued and outstanding shares of the Class A Preferred Stock.

Item 13. Certain Relationships and Related Transactions

         In December 1997, Mrs. Macfarlane agreed to (i) delay payment to January 1999 on the note she received under her employment agreement in respect of the Avon Settlement, (ii) extend the term of her employment with the Company until December 31, 2000, and (iii) forego any discretionary performance bonus under her employment agreement for 1999 in connection with the Company's Board agreeing to modify certain features of the Company's Class A Preferred Stock. The changes to the Class A Preferred Stock, approved by the Company's shareholders on February 13, 1998, provide that, if (i) the Company's earnings for any two consecutive calendar years during the period ending on December 31, 2000 exceeds $20,000,000 or (ii) the closing bid price of the Common Stock has been at least $46.67 ($31.11 giving effect to the Stock Split) on 30 consecutive trading days at any time prior to December 31, 2000, each outstanding share of Preferred Stock shall be converted into .979 shares of Common Stock, subject to adjustment for stock-splits, including the Stock Split, stock dividends, reclassification or other combinations or subdivisions. If neither condition is satisfied by December 31, 2000, the Preferred Stock shall be redeemed by the Company at a price of $0.01 per share, plus any declared but unpaid dividends.

         Since August 1990, the Company has occupied office space leased from Darby Simpson Macfarlane. The Company pays Mrs. Macfarlane $1,620 per month under the lease (representing her actual lease cost for such premises). For the year ended December 31, 1997, the Company paid Mrs. Macfarlane $19,400 in connection with such lease. In addition, the Company also paid Mrs. Macfarlane approximately $10,300 for the year ended December 31, 1997, for the use of her residence as offices of the Company.

         Accrued royalties under certain prior license arrangements between the Company and Pink & Peach Computer Corp. (an affiliate of Mrs. Macfarlane) were $147,200 at December 31, 1992. $80,000 of this amount was paid to Pink & Peach Computer Corp. from the proceeds of the IPO, $41,100 of this amount was paid to Pink & Peach Computer Corp. in 1996 and the balance of $26,100 was paid in 1997.

         In connection with the Avon Settlement and Mrs. Macfarlane's employment agreement, Mrs. Macfarlane is to receive $361,200 from the proceeds from the Avon Settlement, of which $98,800 has been paid. The remaining $262,400 is currently payable and accrues interest at the rate of 10% per annum. See "Employment Agreements." In addition, Mrs. Macfarlane is due $12,100 for unpaid salary, which is currently payable without interest.

         Management believes that each of the transactions described above were obtained on terms at least as favorable as could have been obtained from unaffiliated third parties.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) and (d)1.     Financial Statements

                  The following Financial Statements of the Company are
                   included in Part II, Item 8 of this report:

                  Independent Auditors' Report
                  Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995 Consolidated Statements of Changes in Stockholders' Equity as of
                  December 31, 1997, 1996 and
                   1995
                  Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995 Notes to
                  Consolidated Financial Statements

(a) and (d)2.     Financial Statements Schedules

                  All schedules have been omitted because they are not applicable, are not required or because the required information is included in the Financial Statements or notes thereto.

(b)               Reports on Form 8-K:

                  Form 8-K, dated December 19, 1997, announcing the Board of Directors' adoption of certain proposals to be presented at the shareholders' meeting subsequently held on February 13, 1998.


(c)               The following exhibits are included in this report:

Number            Description of Document
------            -----------------------
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

3.1.2 Certificate of Amendment to the Certificate of Incorporation of the Company increasing the authorized number of shares of Common Stock and increasing the authorized number of shares of Preferred Stock

                  (incorporated by reference to Exhibit 3.1.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996).

Number            Description of Document
------            -----------------------
3.1.3+            Certificate of Amendment to the Certificate of
                  Incorporation of the Company dated February 13, 1998 effecting the three-for-two Stock Split and certain changes to the Class A Convertible Preferred Stock.

3.2               By-Laws of the Company (incorporated by reference to Exhibit
                  3.2 to the Registration Statement).

4.1 Specimen form of the Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement).

9.1 Voting Proxy dated December 13, 1995, of David Kenneth Macfarlane to Darby Simpson Macfarlane (incorporated by reference to Exhibit 2 to Schedule 13D of Darby Macfarlane and Ken Macfarlane dated February 12, 1996).

9.2 Voting Trust Agreement dated December 13, 1995, between David Kenneth Macfarlane and Darby Simpson Macfarlane (incorporated by reference to Exhibit 3 to Schedule 13D of Darby Macfarlane and Ken Macfarlane dated February 12, 1996).

10.1* Form of Employment Agreement between the Company and Darby Simpson Macfarlane (incorporated by reference to
                  Exhibit 10.1 to the Registration Statement).

10.2* Form of Employment Agreement between the Company and David Kenneth Macfarlane (incorporated by reference to
                  Exhibit 10.2 to the Registration Statement).

10.3* Consulting Agreement, dated February 25, 1992, between the Company and Dr. Fred W. Billmeyer, Jr. (incorporated by reference to Exhibit 10.4 to the Registration Statement).

10.4 Form of Indemnity Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.6 to the Registration Statement).

10.5 Know-How Agreement, dated September 3, 1992, between the Company, Darby Simpson Macfarlane and David Kenneth Macfarlane (incorporated by reference to Exhibit 10.12 to the Registration Statement).

10.6              Assignment, dated September 3, 1992 from Darby Simpson

                  Macfarlane to the Company regarding Intellectual Property (incorporated by reference to Exhibit 10.13 to the Registration Statement).

10.7** Agreement, dated April 16, 1992, between the Company and IMS Cosmetics, Inc. (incorporated by reference to Exhibit 10.14 to the Registration Statement).

10.8 U.S. Patent No. 4,909,632 relating to Method for Selecting Personal Compatible Colors (incorporated by reference to
                  Exhibit 10.17 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

10.9 U.S. Patent No. 5,311,293 relating to Method and Instrument for Selecting Personal Compatible Colors (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

10.10 U.S. Patent No. 5,313,267 relating to Method and Instrument for Selecting Personal Compatible Colors (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

10.11 The Australian Patent relating to Method of Selecting Personal Compatible Color (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

10.12 European Community Patent No. 0446512 relating to Method for Selecting Personal Compatible Colors
                  (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10- KSB for the fiscal year ended December 31, 1994).

Number            Description of Document
------            -----------------------

10.13 U.S. Patent No. 5,671,735 relating to Method and Apparatus for Detecting and Measuring Conditions Affecting Color (to be filed supplementally).

10.14 Assignment, dated October 30, 1992, between Darby Simpson Macfarlane and the Company relating to the Avon litigation (incorporated by reference to Exhibit 10.19 to the Registration Statement).

10.15 Know-How Assignment, dated October 30, 1992, from Pink & Peach Computer Corp. to the Company (incorporated by reference to

                  Exhibit 10.20 to the Registration Statement).

10.16             1992 Stock Option Plan (incorporated by reference to Exhibit
                  10.23 to the Registration Statement). file owed.

10.17 Consulting Agreement dated January 6, 1995, between the Company and Janssen-Meyers Associates, L.P. (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

10.18 Warrant Agreement dated January 6, 1995, between the Company and Janssen-Meyers Associates, L.P. (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

10.19 Warrant Agreement dated March 13, 1995, between the Company and Janssen-Meyers Associates, L.P. (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

22 Subsidiaries of the Company (incorporated by reference to Exhibit 22 to the Company's Post Effective Amendment No. 1 on Form SB-1 to the Registration Statement filed on January 11,
                  1994).

23+               Consent of Independent Auditors.

27+               Financial Data Schedule
-----------------------------

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

                  CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.

         By: /s/ Darby S. Macfarlane                          Date:    March 30, 1998
             ----------------------------------------                  --------------
                  Darby S. Macfarlane,
                  Chief Executive Officer


         By: /s/ Leslie Foglesong                             Date:    March 30, 1998
                  Leslie Foglesong,                                    ---------------
                  Treasurer
                  (Chief Financial and Accounting Officer)

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         By: /s/ Darby S. Macfarlane                          Date:    March 30, 1998
             ----------------------------------------                  --------------
                  Darby S. Macfarlane,
                  CEO; Chairman of the Board;
                  Assistant Treasurer; Director


         By: /s/ David K. Macfarlane                          Date:    March 30, 1998
             ----------------------------------------                  --------------
                  David K. Macfarlane,
                  Vice President, Research & Development;
                  Director


         By: /s/ Leslie Foglesong                             Date:    March 30, 1998
             ----------------------------------------                  --------------
                  Leslie Foglesong,
                  Secretary; Treasurer; Director


         By: /s/ Edmund Vimond                                Date:    March 30, 1998
             ----------------------------------------                  --------------
                  Edmund Vimond,
                  Director


         By: /s/ Edward Mahoney                               Date:    March 30, 1998
             ----------------------------------------                  --------------
                  Edward Mahoney,
                  Director


                                  Exhibit Index

Number            Description of Document
------            ------------------------
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

3.1.2 Certificate of Amendment to the Certificate of Incorporation of the Company increasing the authorized number of shares of Common Stock and increasing the authorized number of shares of Preferred Stock (incorporated by reference to Exhibit 3.1.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996).

3.1.3+ Certificate of Amendment to the Certificate of Incorporation of the Company dated February 13, 1998 effecting the three-for-two Stock Split and certain changes to the Class A Convertible Preferred Stock.

3.2               By-Laws of the Company (incorporated by reference to Exhibit
                  3.2 to the Registration Statement).

4.1 Specimen form of the Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement).

9.1 Voting Proxy dated December 13, 1995, of David Kenneth Macfarlane to Darby Simpson Macfarlane (incorporated by reference to Exhibit 2 to Schedule 13D of Darby Macfarlane and Ken Macfarlane dated February 12, 1996).

9.2 Voting Trust Agreement dated December 13, 1995, between David Kenneth Macfarlane and Darby Simpson Macfarlane (incorporated by reference to Exhibit 3 to Schedule 13D of Darby Macfarlane and Ken Macfarlane dated February 12, 1996).

10.1* Form of Employment Agreement between the Company and Darby Simpson Macfarlane (incorporated by reference to
                  Exhibit 10.1 to the Registration Statement).

10.2* Form of Employment Agreement between the Company and David Kenneth Macfarlane (incorporated by reference to
                  Exhibit 10.2 to the Registration Statement).


10.3* Consulting Agreement, dated February 25, 1992, between the Company and Dr. Fred W. Billmeyer, Jr. (incorporated by reference to Exhibit 10.4 to the Registration Statement).

10.4 Form of Indemnity Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.6 to the Registration Statement).

10.5 Know-How Agreement, dated September 3, 1992, between the Company, Darby Simpson Macfarlane and David Kenneth Macfarlane (incorporated by reference to Exhibit 10.12 to the Registration Statement).

10.6 Assignment, dated September 3, 1992 from Darby Simpson Macfarlane to the Company regarding Intellectual Property (incorporated by reference to Exhibit 10.13 to the Registration Statement).

10.7** Agreement, dated April 16, 1992, between the Company and IMS Cosmetics, Inc. (incorporated by reference to Exhibit 10.14 to the Registration Statement).

10.8 U.S. Patent No. 4,909,632 relating to Method for Selecting Personal Compatible Colors (incorporated by reference to
                  Exhibit 10.17 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

Number            Description of Document
------            ------------------------
10.9              U.S. Patent No. 5,311,293 relating to Method and
                  Instrument for Selecting Personal Compatible Colors
                  (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

10.10 U.S. Patent No. 5,313,267 relating to Method and Instrument for Selecting Personal Compatible Colors (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

10.11 The Australian Patent relating to Method of Selecting Personal Compatible Color (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

10.12 European Community Patent No. 0446512 relating to Method for Selecting Personal Compatible Colors (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

10.13 U.S. Patent No. 5,671,735 relating to Method and Apparatus for Detecting and Measuring Conditions Affecting Color (to be filed supplementally).

10.14 Assignment, dated October 30, 1992, between Darby Simpson Macfarlane and the Company relating to the Avon litigation (incorporated by reference to Exhibit 10.19 to the Registration Statement).

10.15 Know-How Assignment, dated October 30, 1992, from Pink & Peach Computer Corp. to the Company (incorporated by reference to Exhibit 10.20 to the Registration Statement).

10.16             1992 Stock Option Plan (incorporated by reference to Exhibit
                  10.23 to the Registration Statement). file owed.

10.17 Consulting Agreement dated January 6, 1995, between the Company and Janssen-Meyers Associates, L.P. (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

10.18 Warrant Agreement dated January 6, 1995, between the Company and Janssen-Meyers Associates, L.P. (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

10.19             Warrant Agreement dated March 13, 1995, between the Company and Janssen-Meyers Associates, L.P. (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

22 Subsidiaries of the Company (incorporated by reference to Exhibit 22 to the Company's Post Effective Amendment No. 1 on Form SB-1 to the Registration Statement filed on January 11,
                  1994).

23+               Consent of Independent Auditors.

27+               Financial Data Schedule
-----------------------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit.
** Confidential treatment has been requested with respect to certain information contained in this agreement.
+    Filed herewith.