Form 10-Q
period 1998-03-31
CHROMATICS COLOR SCIENCES INTERNATIONAL INC
filed 1998-05-18
CIK 892495

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 -------------

                                   FORM 10-Q

         (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1998
                                --------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________  to  _________________

                        Commission file number 0-21168
                                               -------

                 CHROMATICS COLOR SCIENCES INTERNATIONAL, INC
-------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

                    NEW YORK                                     13-3253392
-------------------------------------------------------------------------------
(State or Other Jurisdiction of                              I.R.S. Employer
Incorporation or Organization)                          Identification Number)

                 5 East 80th Street, New York, New York 10021
-------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (212) 717-6544
-------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

-------------------------------------------------------------------------------
            (Former Name, Former Address and Former Fiscal Year, if
                          Changed Since Last Report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---    ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by
court. Yes    No   N/A
          ---    --

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 14,820,604.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                                                March 31, 1998     December 31, 1997
                                                                                --------------     -----------------
                                                                                 (unaudited)           (Note 1)
ASSETS
CURRENT ASSETS:
     Cash and equivalents                                                       $  9,758,600         $  9,225,400
     Accounts receivable                                                              92,400               92,400
     Inventories                                                                     149,100              148,100
     Prepaid expenses and other assets                                                92,200               76,400
                                                                                ------------         ------------
        Total Current Assets                                                      10,092,300            9,542,300

COLORMATE(TM)UNITS, LESS ACCUMULATED                                                 764,900              715,700
     DEPRECIATION OF $35,100 (1998) AND $28,200 (1997)

PROPERTY AND EQUIPMENT, LESS ACCUMULATED                                             337,200              344,900
     DEPRECIATION OF $247,300 (1998) AND $177,500 (1997)

SOFTWARE DEVELOPMENT COSTS                                                           177,700              124,200

PATENT APPLICATION COSTS                                                             140,000                   --

OTHER ASSETS                                                                          27,800               25,500
                                                                                     -------               ------
                                                                               $  11,539,900         $ 10,752,600
                                                                               =============         ============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

     Notes payable - collateralized by equipment                               $       3,300         $     4,700
     Amounts payable to related party                                                299,800             293,200
     Accounts payable and accrued expenses:

        Attorneys and accountants                                                    594,100             361,900
        Consultants                                                                   65,000              54,900
        Trade                                                                        266,900             127,800
                                                                                     -------             -------
        Total Current Liabilities                                                  1,229,100             842,500
                                                                                   ---------             -------



COMMITMENTS AND CONTINGENCIES

REDEEMABLE CLASS A PREFERRED STOCK,
     PAR VALUE $.01 PER SHARE:

        Authorized - 1,400,000 Shares
        Issued and outstanding - 1,380,000  Shares                                    13,800              13,800
                                                                                      ------              -------
           at par and redemption value

SHAREHOLDERS' EQUITY:
     Undesignated Class B Preferred Stock, No Par Value
        Authorized - 10,000,000 shares
        Issued and outstanding - None                                                     --                  --


    Common Stock, par value $.001 per share:
        Authorized - 50,000,000 shares
        Issued and outstanding - 14,744,851 (1998) and
        13,814,859 (1997) shares                                                      14,700              13,800
    Capital in excess of par value                                                26,541,500          24,370,900
    Accumulated deficit                                                          (16,259,200)        (14,488,400)
                                                                                 ------------        -----------
      Total Shareholders' Equity                                                  10,297,000           9,896,300
                                                                                 ------------        -----------
                                                                                $ 11,539,900        $ 10,752,600
                                                                                 ============       ============


         See accompanying notes to consolidated financial statements.

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           ------------------

                                                              1998        1997
                                                              ----        ----
  Revenues:
     Lease, license and service contracts                $      --      $ 1,500
     Interest income                                       120,900       56,900
   Other                                                        --          300
                                                      ------------ ------------
                                                           120,900       58,700
                                                      ------------ ------------
  COSTS AND EXPENSES:

  Food and Drug Administration ("FDA")
     regulatory expenses                                   521,200      344,200
  Patent application costs                                 124,300      123,100
  Research and development costs                           253,300       55,100
  General and administrative:
     Compensation - officers and employees                 204,100      192,800
     Consultants (including $136,490 in compensation
       costs relating to options granted to consultants)   200,500       45,500
     Legal fees                                            108,200       53,000
     Accounting fees                                        25,300       13,600
     Rent and storage                                       48,500       52,900
     Insurance                                              50,100       52,500
     Travel and entertainment                               32,000        4,000
     Repairs and maintenance                                20,700       28,500
     Depreciation and amortization                          25,900       25,200
     Payroll taxes                                          20,500       31,200
     Stock administrative fees                              32,900        9,100
     Employee benefit plan                                  93,200           --
     Promotional expenses                                   65,100       10,500
     Other                                                  65,900       60,900
                                                      ------------ ------------
                                                         1,891,700    1,102,100
                                                      ------------ ------------
  NET LOSS                                            $ (1,770,800) $(1,043,400)
                                                      ============ ============
  WEIGHTED AVERAGE NUMBER OF                             4,273,467   10,880,936
                                                      ============ ============
  COMMON SHARES AND EQUIVALENTS
  OUTSTANDING
  BASIC AND DILUTED LOSS PER SHARE                    $     (0.12)        (0.10)
                                                      ============ ============


         See accompanying notes to consolidated financial statements.

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                  (UNAUDITED)


                                                          Common Stock
                                                          ------------
                                                 Number of                           Capital in Excess     Accumulated
                                            Shares Outstanding       Par Value          of Par Value          Deficit
                                            ------------------       ---------       -----------------     -----------
     Balances, December 31, 1997                13,814,859           $  13,800       $  24,370,900        $  (14,488,400)
     Three Months Ended March 31, 1998:
         Net Loss                                       --                  --                  --            (1,770,800)
         Exercise of stock options and warrants    929,992                 900           1,879,600                    --
         Compensation cost relating to options          --                  --             291,000                    --
         granted to consultants                 ----------           ---------       -------------        --------------
     Balances, March 31, 1998                   14,744,851           $  14,700       $  26,541,500        $  (16,259,200)
                                                ==========           =========       =============        ==============


         See accompanying notes to consolidated financial statements.

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                             Three Months Ended March 31,
                                                                             ----------------------------
                                                                             1998                   1997
                                                                             ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                             $(1,770,800)           $(1,043,400)
   Adjustments to reconcile net loss to net
     cash flows from operating activities:
     Depreciation and amortization                                           25,900                 25,200
     Compensation cost relating to options granted to consultants           291,000                     --
     Changes in operating assets and liabilities:                                                       --

       Accounts receivable                                                       --                 (5,000)
       Inventories                                                           (1,000)                  (200)
       Prepaid expenses and other current assets                            (15,800)                (5,200)
       Other assets                                                          (3,400)                (3,900)
       Accounts payable and accrued expenses                                381,400                 61,400
                                                                        -----------             ----------
         Net cash flows from operating activities                        (1,092,700)              (971,100)
                                                                        -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Software development costs                                               (53,500)                    --
   Capitalized patent costs                                                (140,000)                    --
   Purchases of property and equipment                                      (66,300)               (72,000)
                                                                           ---------               --------
         Net cash flows from investing activities                          (259,800)               (72,000)
                                                                           ---------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of common stock net of related costs            1,880,500                 380,500
   Proceeds (payments) of amounts payable to related party                    6,600                 (14,200)
   Payments of notes payable                                                 (1,400)                 (1,200)
                                                                             -------                 -------
     Net cash flows from financing activities                             1,885,700                 365,100
                                                                          ---------                 -------

NET CHANGE IN CASH AND EQUIVALENTS                                          533,200                (678,000)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                 9,225,400               5,352,400
                                                                          ---------               ---------

CASH AND EQUIVALENTS, END OF PERIOD                                     $ 9,758,600             $ 4,674,400
                                                                        ===========             ===========

SUPPLEMENTAL CASH FLOW INFORMATION
   Interest Paid                                                        $       100             $       200
                                                                        ===========             ===========
   Income Taxes Paid                                                    $        --             $        --
                                                                        ===========             ===========

         See accompanying notes to consolidated financial statements.

                                      5

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Basis of Presentation:


Nature of Report -- The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's Form 10-K for the fiscal year ended December 31, 1997 and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in cash flows, for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

Footnotes -- Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1997.

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

Patent Application Costs - Patent application costs had been expensed previously because the Company was unable to determine the future recoverability of such costs. In the first quarter of 1998, the Company was able to determine future recoverability of such costs, due to marketing plans and potential business proposals. Accordingly, the Company has begun capitalizing certain patent application costs, commencing January 1, 1998, and will amortize the costs over the remaining patent lives, generally 10 to 15 years. The Company will assess the continuing carrying value of these assets when events and circumstances warrant.

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

Operating Difficulties -- Since 1989, the Company has incurred losses from operations and net cash outflows from operations, and has owned Colormate(TM) System units since June 1991 whose ultimate recoverability depends upon the Company's future marketing success. The Company expects to license its patents and proprietary technology, rent its equipment and market its related services and products to ultimately overcome these difficulties. In the event the Colormate(TM) System units and related proprietary technology are not successfully leased/licensed and/or the products are not successfully marketed in the future, the principal effect may be a substantial write-down of the book value of such units.

On July 31, 1997, the Company was granted marketing clearance by the FDA. Since that date, the Company has had discussions with several companies interested in distributing the Colormate(TM) Bilirubin Device and is currently negotiating with certain of these companies to reach a definitive agreement.
It is not possible at the present time to determine the impact of this development on future cash flows.

Management expects that the Company will have sufficient liquidity at least until April 1, 1999, even if no revenues from operations are generated and as additional financing is obtained. If the Company is able to profitably market its Intellectual Properties, Colormate(TM) units, new cosmetics line and products, the Company would use any cash flow obtained from operations, and may seek additional debt or equity financing, to further support and expand its operations. The Company's Colormate(TM) System units for all applications will be marketed interchangeably as the only differences between the different models are design, power supply improvements and software systems. There can be no assurance that the Company will not require additional funding. If the Company has not been able to attract additional future financing or generate significant revenue from operations, at such point in time, it may have to cease operations.

Colormate(TM) Systems -- In connection with a license with Avon Products, Inc. ("Avon"), Avon paid approximately $4,600,000 to purchase color measurement instruments and related equipment for its use during the term of the license period. Due to missing and damaged units, Avon and the Company executed mutual releases at the termination of the lease on June 24, 1991, with the principal effect that the Company received 1,947 units of which 1,400 were useable and not in need of significant repair. For accounting purposes, the $700,000 estimated fair value of the nonproprietary equipment (based upon an independent appraisal of the complete units with allowances for the lack of a verifiable used equipment market, varying usage, the need for refurbishment and similar factors) was recorded as an asset. The 1,700 useable units of nonproprietary equipment were received in the form of (i) 1,400 complete units valued at $500 per unit and (ii) 300 complete units in need of significant repair that were assigned zero value. No valuation of the proprietary portion of the units or of the additional 247 unusable units returned by Avon was performed.

Following the FDA approval in 1997, the Company has decided to use certain components from the existing Colormate(TM) units for use in the Colormate(TM) Bilirubin Device. The costs will be expensed as incurred, remaining components will not be valued and the cost currently assigned to the existing

Colormate(TM) units ($500 per unit) will be assigned to the Colormate(TM) Bilirubin Device, as the current replacement cost of these components exceeds the book value of the Colormate(TM) units.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  The following is intended to update the information contained in the Company's Form 10-K for the year ended December 31, 1997 (the "Form 10-K") and presumes that readers have access to, and will have read, Management's Discussion and Analysis contained in the Form 10-K.

                  EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS "BELIEVE," "ANTICIPATE," "THINK," "INTEND," "PLAN," "WILL BE," "EXPECT" AND SIMILAR EXPRESSIONS IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REGARDING FUTURE EVENTS AND/OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED IN "RISK FACTORS" BELOW AT PAGES - TO -, WHICH COULD CAUSE ACTUAL EVENTS OR THE ACTUAL FUTURE RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT. SUCH RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS, THE AVAILABILITY OF ANY NEEDED FINANCING, THE COMPANY'S ABILITY TO IMPLEMENT ITS BUSINESS PLAN FOR VARIOUS APPLICATIONS OF ITS TECHNOLOGIES, INCLUDING MEDICAL AND INDUSTRIAL APPLICATIONS, THE OBTAINING OF AND COMPLIANCE WITH REGULATORY APPROVALS APPLICABLE TO APPLICATIONS OF THE COMPANY'S TECHNOLOGY, THE IMPACT OF COMPETITION, THE MANAGEMENT OF GROWTH, AND OTHER RISKS AND UNCERTAINTIES THAT MAY BE DETAILED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. IN LIGHT OF THE SIGNIFICANT RISKS AND UNCERTAINTIES INHERENT IN THE

FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF SUCH STATEMENTS SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED.

Overview

                  Chromatics Color Sciences International, Inc., (the "Company") was formed in 1984 to research and develop and to commercialize certain intellectual property rights, proprietary technology and instrumentation in the field of color science (collectively, the "Intellectual Properties") for marketing to a variety of industries, including, but not limited to, the medical, dental, biological, cosmetic, hair color, beauty-aid and fashion industries. The Intellectual Properties relate to the application of color science technology to the scientific measurement and analysis of human skin, tissue, fluid, hair, teeth or biological subject, the classification of such measurements, the detection and monitoring of conditions affecting the coloration of such human skin, tissue, fluid, hair, teeth or biological subjects and the scientific classification and color-oriented organization of various consumer-sensitive products such as cosmetics, tooth enamel, hair color, hosiery, fashion, textiles, etc. The Company has incorporated certain of the Intellectual Properties into a proprietary color measurement system and software marketed for various commercial applications as the Colormate(TM) System (the "Colormate(TM) System"). The Company has developed Intellectual Properties which it believes are capable of detecting and monitoring certain chromogenic diseases and disorders which are defined by the Company as those which are diagnosed or monitored by the coloration of human skin, tissue or fluid being affected ("Chromogenic Diseases"). In this regard, the Company developed a Colormate(TM) device to measure the incremental change of the yellow content of the skin color in newborns to monitor bilirubin infant jaundice. On July 30, 1997 the Company received U.S. Food and Drug Administration ("FDA") clearance for commercial marketing of the Colormate(TM) device for the non-invasive monitoring of bilirubin infant jaundice in newborns by health care professionals in hospitals, pediatricians' offices or by home healthcare agencies (the "Colormate(TM) Bilirubin Device"). The Company's efforts are currently focused on seeking to commercialize this medical application of its Intellectual Properties for non-invasive detection and monitoring of bilirubin infant jaundice.

                  The Company also has developed its own line of scientifically color coordinated proprietary cosmetics ("My Colors by Chromatics(TM)") and scientifically color coordinated proprietary color charts and material swatchpacks for use in the cosmetics, beauty and dental and fashion industries. The Company's Colormate(TM) System products, cosmetic line and material swatchpacks for the cosmetic beauty and fashion industries are referred to herein collectively as the "Beauty-Aid Products."

                  To date, the Company's marketing activities have principally involved licensing the Intellectual Properties, including conducting laboratory product chromaticity studies ("Chromaticity Studies"), leasing the Colormate(TM) System and marketing the Beauty-Aid Products in the cosmetic, hair color, beauty aid and fashion industries (i) in a national sales program (the "Avon Project") with Avon Products, Inc. ("Avon"), and in limited test markets with Clairol, Inc. ("Clairol") and Hanes Hosiery, Inc. ("Hanes"), all conducted prior to June 1991, and (ii) under a current agreement with Gordon Laboratories, Inc. ("Gordon Laboratories") and under certain leases and licenses to beauty-related businesses and beauty salons. Although the Company from time to time is engaged in preliminary discussions (including limited consumer testing and laboratory Chromaticity Study activities) for use of its technology in the cosmetics, dental and beauty aid fields, there can be no assurance that any final agreements will be reached. In this regard, the Company has recently completed research and development for the working prototype of a hand-held less expensive light-emitting diode ("LED") model of the Colormate(TM) System (the "Colormate(TM) LED Device") which the Company anticipates will enhance its marketing efforts.

                  In 1997, the Company furthered implementation of its long-range plans to exploit certain medical applications for its technology. In this regard, the Company submitted a marketing application for its Colormate(TM) unit for a certain medical applications with the FDA on November 14, 1996. The application, known as a premarket notification or 510(k) submission, was accepted officially for filing and review by the FDA on

November 18, 1996. The application requested, and on July 30, 1997, the Company received from the FDA's Center for Devices and Radiological Health ("CDRH"), marketing clearance pursuant to a "substantial equivalence" determination order, in the form of a letter dated July 24, 1997, authorizing the Company to commercially distribute its Colormate(TM) Bilirubin Device for non-invasive detection and monitoring of bilirubin infant jaundice in the United States. The

"substantial equivalence" order states that the Company must comply with the medical device "general controls," e.g., device establishment registration, medical device listing, good manufacturing practices (quality system regulation) ("GMP"), labeling, and the statutory prohibitions against adulteration and misbranding. The order also states that the Colormate(TM) device is a Class II device which may be subject to additional "special controls." The Company intends to comply with any applicable "general controls" and "special controls" for purposes of commercial distribution. See "Risk Factors."

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

                  The Company has incurred significant research and development and marketing expenses since inception, resulting in losses from operations since 1990 and, prior to its IPO, negative shareholders' equity. In particular, over the past two years, the Company has incurred significant FDA related expenses and research and development and marketing start-up expenses relating to the Colormate(TM) Bilirubin Device. The Company also has not achieved significant operating revenues from marketing its Intellectual Properties, Beauty-Aid Products and Colormate(TM) units in the cosmetic and beauty aid industries since termination of the Avon Project in 1991, and has never generated any revenue from licensing its Intellectual Properties or the Colormate(TM) System in any industry other than the cosmetics, haircolor, beauty aid and fashion industries. See Note 1 of Notes to Financial Statements. Pending completion of its new line of cosmetics, the Company has ceased active marketing of its prior existing cosmetics line and swatch packs. See "Risk Factors."

                  Since 1990 limited revenues have been derived from licenses, leases, service contracts and Beauty-Aid Product sales to several beauty-related businesses, testing and laboratory fees from potential licensees evaluating the Company's technology, and from an exclusive licensing and lease contract with IMS Cosmetics, Inc. ("IMS"). In 1997 and the first quarter of 1998, the Company did not generate any lease, license and service contract revenues from IMS. The Company receives payments from licensees, distributors or other sources at various times during the year. Accordingly, these payments have had, and payments that may be received in the future will have, a significant impact on quarter-to-quarter comparisons inasmuch as the Company has not developed stable sources of repeat revenues. From December 31, 1990 until the IPO, the Company had been primarily engaged in (a) pursuing the Company's litigation against Avon, (b) developing and testing further applications of the Intellectual Properties and Colormate(TM) units, such as the clinical research studies for medical applications, and (c) obtaining additional financing to support marketing of the Company's Intellectual Properties, systems, Beauty-Aid Products and related services.

                  The Company's ability to generate revenues in the future will depend on its success in marketing its Intellectual Properties, the related Chromaticity Studies capabilities, the Colormate(TM) Bilirubin Device, the Colormate(TM) units and the Beauty-Aid Products. In addition, the Company's future ability to generate revenues from its technologies and its Colormate(TM) units will depend on, among other things, the Company's ability to establish marketing, distribution and manufacturing arrangements with third parties. If these efforts are not successful in the future, the principal effect would be a write-down of the book value of the Colormate(TM) units and an impairment of the Company's ability to obtain future financing, which could result in diminution in the value of an investment in the Company. There can be no assurance the Company will be able to timely place such units or identify alternative markets.

Results of Operations

                  The Company incurred net losses of $1,770,800 and $1,043,400 for the three-month periods ended March 31, 1998 and 1997, respectively, as revenues received have not been significant relative to the Company's expenses incurred in implementing its business plan. Loss per share increased by $0.02 in the 1998 period compared to the 1997 period, and the 1998 period was favorably impacted by an increase of 3,392,531 weighted average number of shares outstanding attributable to the exercise of options and Warrants. The dollar increase in such losses in the 1998 period as compared to the 1997 period is primarily attributable to the Company continuing implementation of its long-range business plan to seek commercial applications of its Intellectual Properties and technologies in the medical field including an increase in costs and expenses regarding FDA regulatory expenses, patent applications, research and development, software development costs, consultants expenses, contributions to the new employee benefit plan, travel and entertainment and promotional expenses, primarily attributable to the Company's preparation for the manufacturing of its Colormate(TM) Bilirubin Device and its presentation at the Annual Convention of the Pediatric Academic Societies. Since the Company received confirmation of marketing clearance by the FDA as described above, the Company believes that any future expenses incurred in connection with its FDA application for its Colormate(TM) Bilirubin Device and related patent application costs should be less than the amount incurred since such FDA clearance, although no assurance can be given of such result.

However, the Company has in the past incurred, and expects to incur in the future, significant additional costs and expenses in connection with FDA marketing clearances and state regulatory requirements for the home health care and pediatric office market, as well as foreign market clearances. In addition, the Company expects to incur significant expenses relating to products liability insurance, manufacturing expenses, legal and regulatory compliance, including GMP quality system compliance, as well as research and development for new potential applications, as it implements the next phase of its efforts to commercialize medical applications of its technology.

                In the first three months of 1998, the Company focused its resources on implementation of its long-range business plan for medical applications of its technologies and received no revenues from operations. The Company believes that sales in the 1998 three-month period were also adversely affected by ongoing delays in manufacturing certain color shades of the Company's new line of cosmetic products for its Colormate(TM) System (which delays were attributable to finalizing color formulations). The Company anticipates the new cosmetics will be ready to market in the third quarter of 1998 although there can be no assurance of this.

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

Liquidity and Capital Resources

                  Current assets increased by $550,000 in the first quarter of 1998 as compared to fiscal 1997, primarily attributable to an increase in cash and cash equivalents, which is primarily attributable to the exercise of options and Warrants.

                  As indicated in the Company's Statements of Cash Flows, the Company continued to experience significant negative net cash flows from operating and investing activities in the first three months of 1998. The 1998 increase in cash outflows from operating activities is primarily attributable to the increase in the Company's net loss, offset by an increase in accounts payable and accrued expenses. Cash flows from financing activities during the 1998 period principally represent $1,880,500 from the issuance of Common Stock (net of related costs). Cash flows from financing activities in the 1997 quarter principally represent the receipt of proceeds from the exercise of Warrants and "short swing" profits paid to the Company in accordance with the Securities Exchange Act of 1934.

                  The Company has applied a substantial portion of the proceeds from the 1995 Private Placement and 1996 Debenture Financing to continue its implementation of its long-range business plan for commercialization of its technologies for medical applications in diagnosing certain diseases, including the completion of the FDA application and the related patent applications. In this regard, the Company hired FDA and governmental regulatory consultants (in addition to legal counsel) to assist in obtaining marketing regulatory clearances for such medical applications and is currently applying for foreign regulatory approvals of commercial use of its technology for the detection and monitoring of bilirubin infant jaundice. As described above, the Company received confirmation of clearance by the FDA on July 30, 1997 pursuant to a "substantial equivalence" determination order, in the form of a letter dated July 24, 1997 from the FDA's Center for Devices and Radiological Health, authorizing the Company to commercially distribute its Colormate(TM) Bilirubin Device. The Company anticipates that any initial penetration of the medical marketplace will be through relationships with specialized distributors, rather than through a direct sales force.

                  Management believes that if its proposed marketing plans for nonmedical applications of its technology are successful, then it will generate revenues from fees from the licensing of the Intellectual Properties and leasing of the Colormate(TM) units, consulting fees, and sales of cosmetics, although there can be no prediction or assurance as to which or whether any of these potential revenue sources will be successful. In the first quarter of 1998, such licensing, leasing and sales yielded no revenue, primarily because the Company devoted its resources to the commercialization of its technologies for medical applications and because the Company's new cosmetics line is not yet available.

                  Management expects that the Company will have sufficient liquidity at least until April 1999, even if no revenues from operations are generated. If the Company is able to profitably market its Intellectual Properties, Colormate(TM) units, the Company would use any cash flow obtained from operations, and may seek additional debt or equity financing, to further support and expand its operations. The Company's Colormate(TM) units will be marketed interchangeably as the only differences between the different models are design and power supply improvements and software systems. There can be no assurance that the Company will not require additional funding. If the Company has not been able to attract additional future financing or generate significant revenue from operations at such point in time and/or successfully market its products and technologies, it may have to cease operations.

Risk Factors

                  Limited Operating History. Until 1986, the Company was principally engaged in research and development relating to the Intellectual Properties, Colormate(TM) units and the Company's Beauty-Aid Products. From early 1986 through October 1987, the Company was engaged in limited test-marketing of certain of the Intellectual Properties and Beauty-Aid Products through its former licensees. From October 1987 until June 1991, the Company was principally engaged in the Avon Project. Since 1991, the Company has been engaged in the research and development of its Colormate(TM) Bilirubin Device for the monitoring of bilirubin infant jaundice, the development of prototypes of additional versions of the Colormate(TM) unit and the refinement of its technologies for other applications. From October 1990 to date, the Company has not conducted any material revenue producing operations and there can be no assurance it will be able to do so in the future. The Company's business is subject to the risks inherent in the development of new products using new technologies and approaches, many of which are beyond the Company's control, such as unanticipated development, manufacturing and regulatory delays and expenses. There can be no assurance that unforeseen problems will not develop with these technologies or applications, that the Company will be able to successfully address technological challenges it encounters in its research and development program or that commercially feasible products will ultimately be developed and marketed by the Company.

                  Operating Losses. The Company has incurred significant losses from operations for the year ended December 31, 1997 and the three months ended March 31, 1998, ($5,053,100 and $1,770,800, respectively), as well as in prior periods. The Company anticipates incurring increased operating expenses as the Company attempts to expand its marketing and sales activity and otherwise continues to implement its business plan, including its business plan for medical applications involving the monitoring of hyperbilirubinemia. There can be no assurance the Company will not continue to incur such losses or will ever generate revenues at levels sufficient to support profitable operations.

                  Need for Additional Financing; Cessation of Operations. The Company has limited resources and has not been able to finance its activities with cash flow from operations since fiscal 1989. There can be no assurance that the Company will not continue to incur operating losses, that remaining proceeds from the previous exercise of its Placement Agent Warrants and Warrants will be sufficient to fund operations beyond April 1, 1999, that sufficient sales levels, if any, will be achieved thereafter to fund operations or that the Company will not incur additional unanticipated expenses. In this regard, if the Company is unable to successfully market its Intellectual Properties, Colormate(TM) units and Beauty-Aid Products, and in particular, its Colormate(TM) Bilirubin Device for monitoring of bilirubin infant jaundice, it is extremely doubtful it will be able to obtain additional future financing and, at such point, may have to cease operations. The Company's continued operation will depend on its ability to obtain significant commercial sales of the Beauty-Aid Products and/or licensing and leasing fees from its Intellectual Properties and the Colormate(TM) units, the successful marketing of the Colormate(TM) Bilirubin Device and the availability of future financing. The Company expects that additional financing will be required to commercialize any additional medical application of its technologies. There can be no assurance that the Company will be able to obtain additional financing, such commercial sales or fees, in which case the Company's operations would be materially adversely affected and it may be forced to cease operations.

                  No Assurance of Successful Commercialization of Colormate(TM) Bilirubin Device. The Company's current ability to generate revenues and to achieve profitability and positive cash flow in the immediate future substantially will depend on the successful introduction of the medical application of its technology to monitor bilirubin infant jaundice. The Colormate(TM) Bilirubin Device provides a new alternative for the monitoring and screening of bilirubin infant jaundice, but there can be no assurance that it will gain market acceptance. There is no assurance that the Company's Colormate(TM) Bilirubin Device for monitoring bilirubin infant jaundice, or other future medical applications of the Company's technology, will be capable of being produced in commercial quantities at acceptable costs, or even if all regulatory and reimbursement approvals are obtained, be successfully marketed or achieve any significant degree of market acceptance among physicians, health care payors and others. To date, except for the FDA clearances, clinical studies and related information regarding the Company's Colormate(TM) Bilirubin Device, and the Company's presentation in May 1998 of the Colormate(TM) Bilirubin Device at the Annual Convention of the Pediatric Academic Societies, the medical community generally has had no exposure to the Company or its proposed medical application. Because the medical community is generally relatively slow to adopt new technologies, procedures or devices, the Company might be unable to gain access to potential customers in order to attempt to demonstrate the operation and efficacy of its Intellectual Properties in the medical field. Even if the Company gains access to potential customers, no assurance can be given that members of the medical community will perceive a need for or accept the Company's proposed medical application.

                  Physicians and other health care professionals will not recommend or use the Colormate(TM) Bilirubin Device unless they determine, based on experience, clinical data, relative cost, and other factors, that the Colormate(TM) Bilirubin Device is an attractive alternative to current traumatic blood tests that have a long history of safe and effective use. The Company may need to conduct additional independent studies in order to achieve acceptance in the medical community. The Company believes that recommendations by physicians and clinicians will be essential for the market acceptance of these products, and there can be no assurance that any such recommendations will be obtained. To the extent the Company is able to market and distribute its Colormate(TM) Bilirubin Device for non-invasive monitoring of bilirubin infant jaundice, broad market acceptance of the Company's device may require the training of numerous physicians and clinicians, and the time required to complete such training could result in a delay of such market acceptance. Moreover, continued health care payors' approval of reimbursement for the Company's products will be an important factor in establishing market acceptance. In addition, purchase decisions for the device will be greatly influenced by health care administrators who are subject to increasing pressures to reduce costs. Some purchasers, such as hospitals, pediatrician's offices and home health care facilities, also might be reluctant to purchase products from a company that has not demonstrated the ability to satisfy ongoing delivery requirements. In addition, hospitals, clinics and pediatricians may be unwilling or unable to commit funds to the purchase of the Company's proposed medical applications due to institutional budgetary constraints.

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

                  Lack of Marketing and Sales Experience. In order to successfully market and sell its Colormate(TM) units, including the Colormate(TM) Bilirubin Device, the Company must either develop a medical marketing and sales force or enter into arrangements with third parties to market and sell the devices. Prior to licensing the Company's Intellectual Properties in any other industry, including the cosmetic, beauty aids and fashion industries, the Company will be required to develop additional marketing skills relevant to such industries and conduct significant further marketing activity, and in certain of these industries, overcome regulatory hurdles, professional skepticism and develop specific practical applications therefor, which to date has not been achieved. There can be no assurance that the Company will be able to successfully develop a marketing and sales force or that it will be able to enter into marketing and sales agreements with third parties on acceptable terms. If the Company develops its own marketing and sales capabilities, it will compete with other companies that have experienced and well-funded marketing and sales operations. In addition, the Company's Colormate(TM) Bilirubin Device, as well as any future medical applications marketed by the Company, will compete with existing devices, technologies and methods in achieving acceptance in the medical community and in attracting support from independent medical device distribution organizations which sell medical equipment to the anticipated target market (i.e., hospitals, pediatrician's offices and home health care services). While the Company believes its Colormate(TM) Bilirubin Device for monitoring bilirubin infant jaundice is superior to the existing devices, technologies and methods, no assurance can be given that the medical community will accept and support the Company's medical device. If the Company enters into a marketing arrangement with a third party for the marketing and sale of its Colormate(TM) Bilirubin Device, any revenues to be received by the Company from these products will be dependent on this third party.

                  Lack of Market Penetration in Other Industries. The Company has not yet achieved commercial market penetration in any industry, and there can be no assurance the Company will be able to do so in the future. The Company currently has a limited number of Colormate(TM) units in commercial use. The Company has not achieved significant levels of cosmetics sales from its Colormate(TM) unit locations, and expects based on the cosmetics sales levels achieved per location to date, that it will have to greatly increase the number of Colormate(TM) unit installations to achieve significant levels of cosmetics sale revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company also believes, based on its operating history since February 1993, that obtaining such increased cosmetic sales revenue will take significantly longer to achieve than was originally anticipated. At December 31, 1997, most of the inventory of the Company's cosmetics products was in excess of requirements based on the recent level of sales. After giving effect to the $100,000 write off in 1996 and the $75,000 write off in 1997, management believes no further significant loss will be incurred on the disposition of inventory. No estimate can be made of a range of amounts of loss that are reasonably possible should the Company's expectations not be met. There can be no assurance that no such loss will be incurred upon the disposition of inventory. However, the Company completed its inventory of a new line of chromatically balanced and color coordinated cosmetics in the first quarter of 1998, and although there can be no assurance, expects to commence marketing through Gordon Laboratories its new line of custom blended foundations in the third quarter of 1998. Although there can be no assurance, the Company believes these factors may enhance revenues from its beauty-related operations. In order to implement its marketing plans in the United States and abroad, including in industries in which the Company does not have prior experience, the Company will have to develop additional marketing skills and incur significant expenses on sales and marketing activities, including hiring finders, new personnel and consultants, and entering into arrangements with retailers and distribution companies having a regional or national presence. There can be no assurance the Company's marketing plan will be successful.

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

                  Competition. To the extent the Company implements its business plan to commercialize a medical application for its Intellectual Properties, it will be entering a field characterized by rapidly changing technology, intense competition and extensive research and development. The medical products market in general is highly competitive. The Company's ability to compete in the bilirubin infant jaundice market depends primarily on the acceptance by the medical community of the Company's new technology, which can be influenced by factors such as price, product quality and features, technical capability, breadth of product line and distribution capabilities. The Company will be competing with established companies which have greater financial, technical, manufacturing, marketing, research and development and management resources (including companies such as Minolta Co., Ltd.,

Healthdyne Technologies, Inc. and SpectRx, Inc., among others), which have actively pursued development of non-invasive monitoring of bilirubin infant jaundice. In addition, there will be other companies with which the Company will compete regarding other potential medical applications which the Company may pursue. Furthermore, the monitoring methods currently in use for bilirubin infant jaundice, dermatological diseases and tuberculosis, the principle diseases for which the Company intends to market or develop commercial applications for its technologies, have already achieved acceptance by and are in widespread use in the medical community, unlike the Company's proposed methods. There can be no assurance that the Company's proposed methods will be accepted by the medical community.

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

                  Need for Arrangements with Third Parties. The Company's business strategy for the commercialization of its medical products depends upon the Company's ability to selectively enter into and maintain arrangements with leading manufacturing, marketing and distribution companies in the medical field. There can be no assurance that the Company will be able to do so. The obligation of any potential third party to fund or undertake the manufacturing, marketing, distribution and/or sale of the product covered by any arrangements with the Company may be dependent upon the satisfaction of certain goals or "milestones" by certain specified dates, some of which are outside the Company's control. To the extent that the obligations of any third party to fund or undertake the foregoing activities are not contingent upon the satisfaction of certain goals or milestones, a third party may retain a significant degree of discretion regarding the timing of these activities and the amount and quality of financial, personnel and other resources that they devote to these activities. Furthermore, there can be no assurance that disputes will not arise between the Company and any third party regarding their respective rights and obligations under the arrangements. Finally, there can be no assurance that a third party will not be unable, due to financial, regulatory or other reasons, to satisfy its obligations under its collaborative arrangement with the Company or will not intentionally or unintentionally breach its obligations under the arrangement.

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

                  Any of the foregoing circumstances could have a material adverse effect upon the Company's business, financial condition and results of operations.

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

                  The Company's estimates of its costs of parts for the Colormate(TM) units are based on original mass manufacturing costs for the devices manufactured in connection with the Avon Project. Costs of parts in manufacturing smaller quantities of Colormate(TM) units could involve significantly greater costs to the extent the Company does not use existing components from its existing inventory of Colormate(TM) units.

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

                  Failure to Maintain Third-Party Reimbursement. In the United States and elsewhere, sales of medical products are dependent, in part, on the ability of consumers of these products to obtain reimbursement for all or a portion of their cost from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing its Colormate(TM) Bilirubin Device or other products to market, there can no assurance that such products will be considered cost effective and that reimbursement to the consumer will continue to be available, pursuant to the Company's recent permission from the American Medical Association for third-party reimbursement under PCT 8220, or sufficient to allow the Company to sell its medical device products on a competitive basis. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third-party health care payors. Furthermore, the Company could be adversely affected by changes in reimbursement policies of governmental or private health care payors.

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

                  Product Liability and Malpractice. The medical products industry is subject to substantial product liability litigation, and the Company faces an inherent business risk of exposure to product liability claims in the event that the use of its products is alleged to have resulted in adverse effects to a patient or product user. Any such claims could have a material adverse effect on the Company, including on market acceptance of its Colormate(TM) Bilirubin Device. When the Company implements its business plan for its medical application for its Intellectual Properties, it will be entering a field where it may become subject to product liability claims by patients and/or users and might become a defendant in product liability and/or malpractice litigation. The Company does not have malpractice insurance for such applications and does not intend to obtain such insurance prior to achieving commercialization of such proposed medical application. Even if the Company obtains such insurance, there can be no assurance that it will be able to maintain such insurance or that such insurance would be sufficient to protect the Company against any such liabilities.

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

                  Control; Dependence on Management. Darby Simpson Macfarlane, Chief Executive Officer of the Company, owns shares of Common Stock Series A and preferred stock, par value $0.001 per share (the "Preferred Stock") aggregating 2,266,220 (excluding currently exercisable stock options) of the shares eligible to vote on matters presented to the shareholders, which amount is sufficient to permit her to significantly influence the election of directors or to approve any matter submitted to a vote of shareholders, and otherwise be in control of the Company. The Company is dependent primarily on the services of Darby Simpson Macfarlane and David Kenneth Macfarlane, Vice President, Research and Development. The loss of either of their services could have a material adverse effect on the Company. Although the Company has purchased key-man life insurance policies in the amounts of $1,000,000 on the lives of both Mrs. and Mr. Macfarlane, there can be no assurance that the proceeds from such policies would enable the Company to retain suitable replacements for them.

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

                  Outstanding Voting Preferred Stock. The Company has outstanding 1,380,000 shares of Series A Convertible Preferred Stock. Each share of Preferred Stock has voting rights equivalent to each share of Common Stock and is convertible to Common Stock if (i) the Company's earnings (i.e. pre tax operating income, before interest expense for any two consecutive calendar years ending on December 31, 2000 exceed $20,000,000 or

(ii) the closing bid price of the Common Stock has been at least $31.11 on 30 consecutive trading days at any time ending on December 31, 2000. Further, the Preferred Stock has a $13,800 liquidation preference and earns an annual non-cumulative dividend of $0.001 per share. The voting rights, conversion rights, dividend rights and liquidation preference of the Preferred Stock may adversely affect the trading value or the market price of the Common Stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         No disclosure is required under this Item 3.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

         None.

Item 2. Changes in Securities and Use of Proceeds.

         (a) On December 23, 1997, the Board of Directors passed a resolution to effect a three-for-two forward split (the "Stock Split") of the Company's issued and outstanding shares of common stock, par value $0.001 (the "Common Stock"), which Stock Split was approved by majority vote of the shareholders on February 13, 1998. The Company promptly filed a Certificate of Amendment of the Company's Certificate of Incorporation, which provides for, among other things, the Stock Split, with the Secretary of State of the State of New York. As a result of the Stock Split, on February 13, 1998, each holder of record of a certificate for one or more shares of Common Stock as of such date was entitled to receive, as soon as practicable, upon surrender such certificate, a certificate or certificates representing one and one-half shares of Common Stock for each share of Common Stock represented by the certificate, and any fractional shares resulting would be rounded up to the next whole share. Accordingly, upon surrender of any existing certificates representing shares of Common Stock, holders of record of shares of Common Stock as of February 13, 1998 were entitled to receive one additional share of Common Stock for every two shares of Common Stock held on such date. Until so surrendered, the outstanding stock certificates as of February 13, 1998 will represent such additional shares issuable pursuant to the Stock Split.

         The purpose of the Stock Split was to increase the marketability and liquidity of the Common Stock through greater availability of shares for purchase and sale and a wider distribution among a larger number of shareholders. The Board and management believe that an increase in the number of shares outstanding, along with the anticipated lower trading price per share, would encourage and facilitate trades in the Common Stock which would, it is believed, establish a more liquid market in the Common Stock and result in a wider distribution of the Common Stock.

         No proceeds were earned by the Company as a result of the Stock
Split.

         (b) On January 9, 1998, after approval on May 27, 1997 by vote of a majority of the Company's shareholders, the Company amended its Certificate of Incorporation to extend for one year from December 31, 1997 to December 31, 1998 the expiration date of the period during which the Company's outstanding Class A Preferred Stock, par value $0.01 per share (the "Class A Preferred Stock") can become convertible into Common Stock upon the Corporation's achieving certain stock performance or earnings goals and to likewise extend the date by which the Corporation is to call the Class A Preferred Stock for redemption if such goals are not met.

         No proceeds were earned by the Company as a result of the changes to the Company's Class A Preferred Stock.

         (c) On February 20, 1998, after approval on February 13, 1998 by a vote of a majority of the Company's shareholders, the Company amended its Certificate of Incorporation (i) to extend for two years from December 31, 1998 to December 31, 2000 the expiration date of the period during which the Company's outstanding Class A Preferred Stock can become convertible into Common Stock upon the Company's achieving certain stock performance or earnings goals, (ii) to extend the date by which the Company is to call the Class A Preferred Stock for redemption from December 31, 1998 to December 31, 2000, (iii) to revise the market price conversion feature of the Class A Preferred Stock to provide for adjustment upon the occurrence of certain events involving the Common Stock, including stock splits, reclassifications and the payment of stock dividends, and (iv) to delete from the formula for the calculation of the earnings goal that needs to be satisfied to trigger the conversion feature of the Class A Preferred Stock, extraordinary items and revenues generated by businesses acquired by the Company.

         No proceeds were earned by the Company as a result of the changes to the Company's Class A Preferred Stock.

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

         (a) On February 13, 1998, the Company held a Special Meeting of shareholders.

         (b) The following resolutions of the Board of Directors were passed by the vote of the shareholders:

         (1) The resolution adopting an amendment to the Company's Certificate of Incorporation to effect a three-for-two forward split of the Company's issued and outstanding shares of Common Stock was adopted by the following vote, the same being majority of the votes cast by the holders of the shares entitled to vote thereon:

                     FOR                     AGAINST              ABSTAIN
                     ---                     -------              -------

                  7,058,144                   20,020               7,784



         (2) The resolution adopting an amendment to the Company's Certificate of Incorporation (i) to extend for two years from December 31, 1998 to December 31, 2000 the expiration date of the period during which the Company's outstanding Class A Preferred Stock can become convertible into Common Stock upon the Company's achieving certain stock performance or earnings goals, (ii) to extend the date by which the Company is to call the Class A Preferred Stock for redemption from December 31, 1998 to December 31, 2000, (iii) to revise the market price conversion feature of the Class A Preferred Stock to provide for adjustment upon the occurrence of certain events involving the Common Stock, including stock splits, reclassifications and the payment of stock dividends, and (iv) to delete from the formula for the calculation of the earnings goal that needs to be satisfied to trigger the conversion feature of the Class A Preferred Stock, extraordinary items and revenues generated by businesses acquired by the Company was adopted by the following vote, the same being majority of the votes cast by the holders of the shares entitled to vote thereon:

                     FOR                     AGAINST              ABSTAIN
                     ---                     -------              -------

                  6,822,665                  129,893              42,174



         (3) The resolution adopting an amendment to the Company's 1992 Stock Option Plan to increase the number of shares of Common Stock with respect to which options may be granted from 2,000,000 to 3,000,000 was adopted by the following vote, the same being majority of the votes cast by the holders of the shares entitled to vote thereon:

                     FOR                     AGAINST              ABSTAIN
                     ---                     -------              -------

                 6,644,555                   326,248              23,929

Item 5. Other Information.

         None.

Item 6. Exhibits and Reports on Form 8-K.

         (a) 3.1.4 - Certificate of Amendment to Certificate of Incorporation
(i) increasing the number of authorized shares of the Company from 10,000,000 to 25,000,000 shares and (ii) extending the expiration date of the Class A Preferred Stock from December 31, 1996 to December 31, 1997.

         (b) 3.1.5 - Certificate of Amendment to Certificate of Incorporation extending the expiration date of the Class A Preferred Stock from December 31, 1997 to December 31, 1998.

         (c) 15 - Letter on unaudited interim financial information.

         (d) 27 - Financial Data Schedule.

         (e)      Reports on Form 8-K.


         The Company's Current report on Form 8-K ("Form 8-K"), dated February 13, 1998 heretofore filed by the Company with the Securities Exchange Commission, is incorporated by reference in this Form 10-Q. The Form 8-K was filed in connection with the Company's effectuation of a three-for-two forward split of the Company's issued and outstanding Common Stock.


                                EXHIBIT INDEX A

             Exhibit No.            Document                                                     Page
             -----------            --------                                                     ----
             3.1.4                  Certificate of Amendment to Certificate of Incorporation      27
             3.1.5                  Certificate of Amendment to Certificate of Incorporation      29
             15                     Letter on Unaudited Interim Financial Information             32
             27                     Financial Data Schedule                                       33



                                  SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.


Date:  May 15, 1998
                                                /s/ Darby S. Macfarlane
                                                -------------------------------
                                                Darby S. Macfarlane
                                                Chief Executive Officer



Date:  May 15, 1998
                                                /s/ Leslie Foglesong
                                                -------------------------------
                                                Leslie Foglesong
                                                Treasurer and Chief Financial
                                                and Principal Accounting Officer