Form 10-Q/A
period 1998-03-31
CHROMATICS COLOR SCIENCES INTERNATIONAL INC
filed 1998-05-19
CIK 892495

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                               FORM 10-Q/A (No. 1)

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

                         Commission file number 0-21168
                                               ---------

                  CHROMATICS COLOR SCIENCES INTERNATIONAL, INC
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

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

                                 (212) 717-6544
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by
court. Yes     No    N/A
          ---    ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 14,820,604.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

The line item "WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND EQUIVALENTS OUTSTANDING" for the three months ended March 31, 1998 should be "14,273,467", as reflected below.

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------
                                                               1998            1997
                                                           ------------    ------------
Revenues:
   Lease, license and service contracts                    $         --    $      1,500
   Interest income                                              120,900          56,900
   Other                                                             --             300
                                                           ------------    ------------
                                                                120,900          58,700
                                                           ------------    ------------
COSTS AND EXPENSES:
Food and Drug Administration ("FDA") regulatory
   Expenses                                                     521,200         344,200
Patent application costs                                        124,300         123,100
Research and development costs                                  253,300          55,100
General and administrative:
   Compensation - officers and employees                        204,100         192,800
   Consultants (including $136,490 in compensation costs
      relating to options granted to consultants)               200,500          45,500
   Legal fees                                                   108,200          53,000
   Accounting fees                                               25,300          13,600
   Rent and storage                                              48,500          52,900
   Insurance                                                     50,100          52,500
   Travel and entertainment                                      32,000           4,000
   Repairs and maintenance                                       20,700          28,500
   Depreciation and amortization                                 25,900          25,200
   Payroll taxes                                                 20,500          31,200
   Stock administrative fees                                     32,900           9,100
   Employee benefit plan                                         93,200              --
   Promotional expenses                                          65,100          10,500
   Other                                                         65,900          60,900
                                                           ------------    ------------
                                                              1,891,700       1,102,100
                                                           ------------    ------------
NET LOSS                                                   $ (1,770,800)   $ (1,043,400)
                                                           ============    ============

WEIGHTED AVERAGE NUMBER OF                                   14,273,467      10,880,936
COMMON SHARES AND EQUIVALENTS OUTSTANDING                  ============    ============

BASIC AND DILUTED LOSS PER SHARE                           $      (0.12)   $      (0.10)
                                                           ============    ============

          See accompanying notes to consolidated financial statements.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.



Date: May 18, 1998
                                        /s/ Darby S. Macfarlane
                                        ----------------------------------------
                                                Darby S. Macfarlane
                                                Chief Executive Officer


                                        /s/ Leslie Foglesong
Date: May 18, 1998                      ----------------------------------------
                                                Leslie Foglesong
                                                Treasurer and Chief Financial
                                                and Principal Accounting Officer