Form 10-Q
period 1998-06-30
CHROMATICS COLOR SCIENCES INTERNATIONAL INC
filed 1998-08-14
CIK 892495

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 -------------

                                   FORM 10-Q

         (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________  to  _________________

                         Commission file number 0-21168


                  CHROMATICS COLOR SCIENCES INTERNATIONAL, INC
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                         NEW YORK                       13-3253392
-------------------------------------------------------------------------------
  (State or Other Jurisdiction of              (I.R.S. Employer Identification
  Incorporation or Organization)                          Number)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 15,213,442.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                                  June 30, 1998        December 31, 1997
                                                                                -----------------      -----------------
                                                                                    (unaudited)           (Note 1)
ASSETS
CURRENT ASSETS:
     Cash and equivalents                                                           $  7,870,400       $  9,225,400
     Accounts receivable                                                                  92,400             92,400
     Inventories                                                                         148,900            148,100
     Prepaid expenses and other assets                                                    89,100             76,400
                                                                                    ------------       ------------
        Total Current Assets                                                           8,200,800          9,542,300

COLORMATE(TM) UNITS                                                                    1,517,200            715,700

PROPERTY AND EQUIPMENT                                                                   322,800            344,900

SOFTWARE DEVELOPMENT COSTS                                                               248,400            124,200

PATENT COSTS                                                                             240,600                 --

OTHER ASSETS
                                                                                          20,300             25,500
                                                                                    ------------       ------------
                                                                                    $ 10,550,100       $ 10,752,600
                                                                                    ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable - collateralized by equipment                                    $      1,800       $      4,700

     Amounts payable to related party                                                    306,300            293,200
     Accounts payable and accrued expenses:
        Attorneys and accountants                                                        511,900            361,900
        Consultants                                                                       39,000             54,900
        Trade                                                                            169,700            127,800
                                                                                    ------------       ------------
        Total Current Liabilities
                                                                                       1,028,700            842,500
                                                                                    ------------       ------------


COMMITMENTS AND CONTINGENCIES

REDEEMABLE CLASS A PREFERRED STOCK,
     PAR VALUE $.01 PER SHARE:
        Authorized - 1,400,000 shares
        Issued and outstanding - 1,380,000 shares
           at par and redemption value                                                    13,800             13,800
                                                                                    ------------       ------------

SHAREHOLDERS' EQUITY:
     Undesignated Class B Preferred Stock, No Par Value
        Authorized - 10,000,000 shares
        Issued and outstanding - None                                                        --                  --

        Common Stock, par value $.001 per share:
        Authorized - 50,000,000 shares
        Issued and outstanding - 15,213,464 (1998) and
        13,814,859 (1997) shares                                                          15,200             13,800
     Capital in excess of par value                                                   27,452,100         24,370,900
     Accumulated deficit                                                             (17,959,700)       (14,488,400)
                                                                                    ------------       ------------
        Total Shareholders' Equity                                                     9,507,600          9,896,300
                                                                                    ------------       ------------
                                                                                    $ 10,550,100       $ 10,752,600
                                                                                    ============       ============

          See accompanying notes to consolidated financial statements.

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                         JUNE 30,                          JUNE 30,
                                                               ---------------------------    --------------------------------
                                                                    1998          1997           1998               1997
                                                                    ----          ----           ----               ----
  Revenues:
     Lease, license and service contracts                      $         --   $       --      $        --        $      1,500
     Interest income                                                103,900       48,700          224,800             105,600
     Other                                                              200          500              200                 800
  --------                                                     ------------   -----------     ------------       -------------

                                                                    104,100       49,200          225,000             107,900
  --------                                                     ------------   -----------     ------------       -------------
  COSTS AND EXPENSES:
  Food and Drug Administration ("FDA") medical regulatory
  expenses                                                          435,900      464,900          830,400             809,100
  Patent application costs                                            3,000      159,000          127,300             282,100
  Research and development costs                                    134,400       62,300          359,900             117,400
  Compensation cost relating to options granted to                  127,000           --          418,000                  --
     consultants
  General and administrative:
     Compensation - officers and employees                          212,700      155,500          416,800             348,300
     Consultants                                                     58,000      49,500           122,000              95,000
     Legal fees                                                     220,000      102,800          328,200             155,800
     Accounting fees                                                  7,000        8,000           32,300              21,600
     Rent and storage                                                71,600       49,700          120,100             102,600
     Insurance                                                       29,300       59,800           79,400             112,300
     Travel and entertainment                                        23,100           --           55,100               4,000
     Repairs and maintenance                                          4,800       29,800           25,500              58,300
     Depreciation and amortization                                   48,600       27,400           74,500              52,600
     Payroll taxes                                                   14,400       22,400           34,900              53,600
     Stock administration fees                                       18,500       15,700           51,400              24,800
     Interest                                                         6,600        6,800           13,300              13,600
     Employee benefit plan                                           14,000           --          107,200                  --
     Promotional expenses                                           162,600        7,400          227,700              17,900
     Trade shows                                                    177,500           --          177,500                  --
     Other                                                           35,600       47,500           94,800             101,600
                                                                  1,804,600    1,268,500        3,696,300           2,370,600
  --------                                                     ------------   -----------     ------------       -------------

  NET LOSS                                                     $ (1,700,500)  $(1,219,300)    $(3,471,300)       $ (2,262,700)
                                                               ============   ===========     ============       =============

  WEIGHTED AVERAGE NUMBER OF                                     14,856,053    11,017,407      14,564,760           10,926,681
  COMMON SHARES OUTSTANDING                                    ============   ===========     ============       =============

  BASIC AND DILUTED LOSS PER SHARE                             $     (0.11)   $     (0.11)    $     (0.24)       $       (0.21)
                                                               ============   ===========     ============       =============

          See accompanying notes to consolidated financial statements.

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                  (UNAUDITED)

                                               Common Stock
                                            -----------------
                                                 Number of                           Capital in Excess     Accumulated
                                            Shares Outstanding       Par Value          of Par Value         Deficit
                                            ------------------       ---------       -----------------       -----------
     Balances, December 31, 1997                13,814,859          $   13,800       $  24,370,900     $  (14,488,400)

     Six Months Ended June 30, 1998:
         Net loss                                       --                  --                  --         (3,471,300)
         Exercise of stock options and           1,398,605               1,400           2,663,200                 --
          warrants
         Compensation cost relating to
          options granted to consultants                --                  --             418,000                 --
                                              ------------           ---------        ------------     --------------
     Balances, June 30, 1998                    15,213,464           $  15,200        $ 27,452,100     $  (17,959,700)
                                              ============           =========        ============     ==============



          See accompanying notes to consolidated financial statements.





                           CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)


                                                                            Six Months Ended June 30,
                                                                   ------------------------------------------
                                                                            1998                     1997
                                                                            ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                        $       (3,471,300)    $       (2,263,000)
   Adjustments to reconcile net loss to net
     cash flows from operating activities:
     Depreciation and amortization                                             74,500                 52,600
     Compensation cost relating to options granted to consultants             418,000                     --
     Changes in operating assets and liabilities:
       Accounts receivable                                                         --                 (5,000)
       Inventories                                                              (800)                    100
       Prepaid expenses and other current assets                             (12,700)                (33,400)
       Other assets                                                           (2,300)                 (2,300)
       Accounts payable and accrued expenses                                  176,000                230,300
       Security Deposits                                                        7,500                 (1,500)
                                                                   ------------------     ------------------

         Net cash flows from operating activities                          (2,811,100)             2,022,200
                                                                   ------------------     ------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Software development costs                                               (124,200)                     --
   Capitalized patent costs                                                 (240,600)                     --
   Purchases of property and equipment                                       (45,500)                (83,000)
   Purchase of Colormate Units                                              (808,400)                     --
                                                                   ------------------     ------------------

         Net cash flows from investing activities                         (1,218,700)                 (83,000)
                                                                   ------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock net of related costs              2,664,600                561,300
   Proceeds (payments) of amounts payable to related party                     13,100                (15,900)
   Payments of notes payable                                                   (2,900)                (2,400)
                                                                   ------------------     ------------------

     Net cash flows from financing activities                               2,674,800                543,000
                                                                   ------------------     ------------------


NET CHANGE IN CASH AND EQUIVALENTS                                         (1,355,000)            (1,562,200)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                   9,225,400              5,352,400
                                                                   ------------------     ------------------

CASH AND EQUIVALENTS, END OF PERIOD                                $        7,870,400     $        3,790,200
                                                                   ==================     ==================

SUPPLEMENTAL CASH FLOW INFORMATION
   Interest Paid                                                   $              100     $            4,300
                                                                  ===================   =====================



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

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Operating Difficulties -- Since 1989, the Company has incurred losses from operations and net cash outflows from operations, and has owned Colormate(TM) System units since June 1991 whose ultimate recoverability depends upon the Company's future marketing success. The Company expects to license its patents and proprietary technology, rent or sell its equipment and market its related services and products to ultimately overcome these difficulties. In the event the Colormate(TM) System units and related proprietary technology are not successfully leased/licensed and/or the products are not successfully marketed in the future, the principal effect may be a substantial write-down of the book value of such units.

On July 30, 1997, the Company was granted clearance by the FDA for commercial marketing of the Colormate(TM) Bilirubin Device for the non-invasive detection and monitoring of bilirubin infant jaundice in newborns by health care professionals in hospitals, pediatricians' offices or by home healthcare agencies. Since that date, the Company has had discussions with several companies interested in distributing the Colormate(TM) Bilirubin Device and is currently negotiating with certain of these companies to reach a definitive agreement. It is not possible at the present time to determine the impact of this development on future cash flows.

Management expects that the Company will have sufficient liquidity at least until July 1, 1999, even if no revenues from operations are generated and no additional financing is obtained. If the Company is able to profitably market its Intellectual Properties, Colormate(TM) units, new cosmetics line and products, the Company would use any cash flow obtained from operations, and may seek additional debt or equity financing, to further support and expand its operations. The Company's Colormate(TM) System units for all applications will be marketed interchangeably, as the only difference between the different models are design, power supply improvements and software systems. There can be no assurance that the Company will not require additional funding. If the Company has not been able to attract additional future financing or generate significant revenue from operations and/or successfully market its products and technologies, at such point in time, it may have to cease operations.

Legal Proceedings -- In June 1998, the Company and certain of its officers and directors were sued in two separate class actions ("Actions") brought in United States District Court, Southern District of New York, entitled (i) L.F. Monk v. Chromatics Color Sciences International, Inc., Darby S. Macfarlane, Arthur Guiry, David K. Macfarlane and Leslie Foglesong and (ii) Daniel R. Marquis, on behalf of himself and all others similarly situated v. Chromatics Color Sciences International, Inc., Darby S. Macfarlane, Arthur Guiry and Leslie Foglesong. Based on the Asentio Report discussed under "Recent Events" below, the plaintiffs in the Actions, on behalf of a class of the Company's stockholders, claim unspecified damages arising from alleged violations of the anti fraud provisions of the federal securities laws, relating to (i) the alleged misleading nature of prior public disclosures and announcements made by the Company and (ii) sales of company stock by the individual defendants allegedly while in possession of material adverse non-public information regarding the Company's financial condition, prospects and the capabilities and potential market for the Company's Colormate(TM) Bilirubin Device. A motion has been made to consolidate the two Actions and to approve a group of shareholders and lead plaintiffs and to approve the selection by the group of lead counsel.

Additional actions may be brought against the Company and its officers and directors arising from the matters described above. The Company has directors and officers insurance which may cover a portion of the liability asserted in the Actions. The Company believes the Actions are without merit and intends to defend the Actions vigorously. No assurance can be given that the resolution of the Actions and/or future actions will not have a material adverse effect on the Company's results of operations and liquidity.

Note 3 -- Colormate  Units

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

Following the FDA marketing clearance in 1997, the Company has decided to use certain components from the existing Colormate(TM) units for use in the Colormate(TM) Bilirubin Device. The costs will be expensed as incurred, remaining components will not be valued and the cost currently assigned to the existing Colormate(TM) units ($500 per unit) will be assigned to the Colormate(TM) Bilirubin Device, as the current replacement cost of these components exceeds the book value of the Colormate(TM) units.

Current and Non-Current Assets: -- In connection with the Company's efforts to distribute the Colormate(TM) Bilirubin Device, the Company commenced purchasing equipment and component parts in the second quarter of 1998 (approximately $800,000 in the quarter). At this time, the Company is uncertain as to whether it will sell or lease such equipment to customers; accordingly, the cost of such items, as well as units previously obtained from Avon Products, Inc. in connection with a prior license agreement, has been classified as a non-current asset in the accompanying consolidated balance sheets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  The following is intended to update the information contained in the Company's Form 10-K for the year ended December 31, 1997 (the "Form 10-K") and presumes that readers have access to, and will have read, Management's Discussion and Analysis contained in the Form 10-K.

                  EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS "BELIEVE," "ANTICIPATE," "THINK," "INTEND," "PLAN," "WILL BE," "EXPECT" AND SIMILAR EXPRESSIONS IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REGARDING FUTURE EVENTS AND/OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED IN "RISK FACTORS" BELOW AT PAGES 14 TO 27, WHICH COULD CAUSE ACTUAL EVENTS OR THE ACTUAL FUTURE RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT. SUCH RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS, THE AVAILABILITY OF ANY NEEDED FINANCING, THE COMPANY'S ABILITY TO IMPLEMENT ITS BUSINESS PLAN FOR VARIOUS APPLICATIONS OF ITS TECHNOLOGIES, INCLUDING MEDICAL AND INDUSTRIAL APPLICATIONS, THE COMPANY'S ABILITY TO ENTER INTO AGREEMENTS WITH MANUFACTURING, MARKETING AND DISTRIBUTION PARTNERS, THE OBTAINING OF AND COMPLIANCE WITH REGULATORY APPROVALS OR CLEARANCES APPLICABLE TO APPLICATIONS OF THE COMPANY'S TECHNOLOGY, THE IMPACT OF COMPETITION, THE MANAGEMENT OF GROWTH, AND OTHER RISKS AND UNCERTAINTIES THAT MAY BE DETAILED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. IN LIGHT OF THE SIGNIFICANT RISKS AND UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF SUCH STATEMENTS SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED.


Overview

                  Chromatics Color Sciences International, Inc., (the "Company") was formed in 1984 to research and develop and to commercialize certain intellectual property rights, proprietary technology and instrumentation in the field of color science (collectively, the "Intellectual Properties") for marketing to a variety of industries, including, but not limited to, the medical, dental, biological, cosmetic, hair color, beauty-aid and fashion industries. The Intellectual Properties relate to the application of color science technology to the scientific measurement and analysis of human skin, tissue, fluid, hair, teeth or biological subject, the classification of such measurements, the detection and monitoring of conditions affecting the coloration of such human skin, tissue, fluid, hair, teeth or biological subjects and the scientific classification and color-oriented organization of various consumer-sensitive products such as cosmetics, tooth enamel, hair color, hosiery, fashion, textiles, etc. The Company has incorporated certain of the Intellectual Properties into a proprietary color measurement system and software marketed for various commercial applications as the Colormate(TM) System (the "Colormate(TM) System"). The Company has developed Intellectual Properties which it believes are capable of detecting and monitoring certain chromogenic diseases and disorders which are defined by the Company as those which are diagnosed or monitored by the coloration of human skin, tissue or fluid being affected ("Chromogenic Diseases"). In this regard, the Company developed a Colormate(TM) device to measure the incremental change of the yellow content of the skin color in newborns to monitor bilirubin infant jaundice. On July 30, 1997, the Company received U.S. Food and Drug Administration ("FDA") clearance for commercial marketing of the Colormate(TM) device for the non-invasive monitoring of bilirubin infant jaundice in newborns by health care professionals in hospitals, pediatricians' offices or by home healthcare agencies (the "Colormate(TM) Bilirubin Device" or the Colormate(TM) TLc - Bilitest(TM)). The Company's efforts are currently focused on seeking to commercialize this medical application of its Intellectual Properties for non-invasive detection and monitoring of bilirubin infant jaundice. See "Risk Factors".

                  The Company also has developed its own line of scientifically color coordinated proprietary cosmetics ("My Colors by Chromatics(TM)") and scientifically color coordinated proprietary color charts and material swatchpacks for use in the cosmetics, beauty, dental and fashion industries. The Company's Colormate(TM) System products, cosmetic line and material swatchpacks for the cosmetic, beauty and fashion industries are referred to herein collectively as the "Beauty-Aid Products."

                  Prior to receipt of the FDA marketing clearance, the Company's marketing activities have principally involved licensing the Intellectual Properties, including conducting laboratory product chromaticity studies ("Chromaticity Studies"), leasing the Colormate(TM) System and marketing the Beauty-Aid Products in the cosmetic, hair color, beauty aid and fashion industries (i) in a national sales program (the "Avon Project") with Avon Products, Inc. ("Avon"), and in limited test markets with Clairol, Inc. ("Clairol") and Hanes Hosiery, Inc. ("Hanes"), all conducted prior to June 1991, and (ii) under a current agreement with Gordon Laboratories, Inc. ("Gordon Laboratories") and under certain leases and licenses to beauty-related businesses and beauty salons. Although the Company from time to time has been engaged in preliminary discussions (including limited consumer testing and laboratory Chromaticity Study activities) for use of its technology in the cosmetics, dental and beauty aid fields, there can be no assurance that any final agreements will be reached. In this regard, the Company has completed research and development for the working prototype of a hand-held less expensive light-emitting diode ("LED") model of the Colormate(TM) System (the "Colormate(TM) LED Device") which the Company anticipates will enhance its marketing efforts.

                  In 1997, the Company furthered implementation of its long-range plans to exploit certain medical applications for its technology. In this regard, the Company submitted a marketing application for its Colormate(TM) unit for a certain medical application with the FDA on November 14, 1996. The application, known as a premarket notification or 510(k) submission, was accepted officially for filing and review by the FDA on November 18, 1996. The application requested, and on July 30, 1997, the Company received from the FDA's Center for Devices and Radiological Health ("CDRH"), marketing clearance pursuant to a "substantial equivalence" determination order, in the form of a letter dated July 24, 1997, authorizing the Company to commercially distribute its Colormate(TM) Bilirubin Device for non-invasive detection and monitoring of bilirubin infant jaundice in newborns by healthcare professionals. The "substantial equivalence" order states that the Company must comply with the medical device "general controls," e.g., device establishment registration, medical device listing, good manufacturing practices (quality system regulation) ("GMP"), labeling, and the statutory prohibitions against adulteration and misbranding. The order also states that the Colormate(TM) device is a Class II device which may be subject to additional "special controls." The Company intends to comply with any applicable "general controls" and "special controls" for purposes of commercial distribution. See "Risk Factors."

                  Since inception the Company has financed its operations through (i) private placements of its securities, (ii) collaborative research and development arrangements with licensees, (iii) cash receipts from lease and licensing agreements, (iv) loans from private investors and certain shareholders, (v) the February 1993 initial public offering (the "IPO") and
(vi) the proceeds of exercise of stock options and warrants. Over the past two years, the Company has used substantial portions of the proceeds of such exercise, and proceeds from the private placement in 1995 and 1996 of its securities, to further its long-range business plan with respect to the medical application of its technologies and for the development of the Colormate(TM) units, including a transcutaneous bilirubinometer.

                  The Company has incurred significant research and development and marketing expenses since inception, resulting in losses from operations since 1990 and, prior to its IPO, negative shareholders' equity. In particular, over the past two years, the

Company has incurred significant FDA related expenses, research and development expenses and marketing start-up expenses relating to the Colormate(TM) Bilirubin Device. The Company also has not achieved significant operating revenues from marketing its Intellectual Properties, Beauty-Aid Products and Colormate(TM) units in the cosmetic and beauty aid industries since termination of the Avon Project in 1991, and has never generated any revenue from licensing its Intellectual Properties or the Colormate(TM) System in any industry other than the cosmetics, haircolor, beauty aid and fashion industries. See Note 1 of Notes to Financial Statements and "Risk Factors."

                  Since 1990 limited revenues have been derived from licenses, leases, service contracts and Beauty-Aid Product sales to several beauty-related businesses, testing and laboratory fees from potential licensees evaluating the Company's technology, and from an exclusive licensing and lease contract with IMS Cosmetics, Inc. ("IMS"). In 1997 and the first two quarters of 1998, the Company did not generate any lease, license and service contract revenues from IMS. To the extent the Company receives payments from licensees, distributors or other sources, such payments may occur at various times during the year. Accordingly, these payments have had, and payments that may be received in the future will have, a significant impact on quarter-to-quarter comparisons inasmuch as the Company has not developed stable sources of repeat revenues. From December 31, 1990 until the IPO, the Company had been primarily engaged in (a) pursuing the Company's litigation against Avon, (b) developing and testing further applications of the Intellectual Properties and Colormate(TM) units, such as the clinical research studies for medical applications, and (c) obtaining additional financing to support marketing of the Company's Intellectual Properties, systems, Beauty-Aid Products and related services.

                  The Company's ability to generate revenues in the future will depend on its success in marketing its Intellectual Properties, the related Chromaticity Studies capabilities, the Colormate(TM) Bilirubin Device, the Colormate(TM) units and the Beauty-Aid Products. In addition, the Company's future ability to generate revenues from its technologies and its Colormate(TM) units will depend on, among other things, the Company's ability to establish marketing, distribution and manufacturing arrangements with third parties. If these efforts are not successful in the future, the principal effect would be a write-down of the book value of the Colormate(TM) units and an impairment of the Company's ability to obtain future financing, which could result in diminution in the value of an investment in the Company. There can be no assurance the Company will be able to establish such arrangements, timely place such units or identify alternative markets. See "Risk Factors."

Recent Events

                  The Company experienced a series of significant developments during the second and third quarters of 1998, summaries of which are provided below. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" for additional information.

                  During the first and second quarters of 1998, a significant "short position" built up in the Company's publicly traded common stock. In June 1998, a series of negative, and what the Company believes to be false, press reports were issued by Asensio and Company, Inc. ("Asensio") (a short-seller which publicly admitted it held a 300,000 share short position in the Company's stock) amid increased trading volume and short-selling activity in the Company's stock. The Company publicly responded to these reports, denying Asensio's allegations and providing additional support for the Company's prior public statements. The public trading price of the Company's stock decreased from 12 1/4 to 4 1/2 in the two days immediately following Asensio's reports (and decreased from a high of 17 5/8 on May 4, 1998 before such reports and increased trading activity, to a low of 3 3/4 on June 30, 1998). Following the release of the Asensio reports, the Company and certain of its officers were sued in federal class actions alleging violations of the securities laws based on Asensio's allegations. The Company believes the suits are without merit and intends to defend them vigorously. The Company is also exploring all of its legal remedies against those persons it believes have unlawfully harmed the Company. See "Risk Factors" and "Legal Proceedings."

                  As a result of these recent actions and in order to assist the Company in connection with certain related investor relations and public relations matters, the Company recently retained Rubenstein Associates, Inc., in addition to the existing public relations services provided by Hill & Knowlton.

                  Although the Company has been in ongoing negotiations to reach a definitive agreement for global distribution of the Colormate(TM) TLc - Bilitest(TM), the Company has experienced delays in concluding these negotiations in order to provide additional due diligence and supporting materials requested as a result of the recent flurry of press reports and legal activity surrounding the Asensio allegations. While the Company's board of directors, executive, financial consultants and legal advisors intend to evaluate the distribution proposals, accommodate due diligence requests and review applicable legal documentation, due to the requests from the medical community for the Colormate(TM) TLc - Bilitest(TM) generated by the Company's recent exhibitions of the Colormate(TM) TLc - BiliTest(TM) to the medical community the Company is currently negotiating for the assembly of the Colormate(TM) TLc - BiliTest(TM) with a contract manufacturer.

                  In this regard, the Company has recently opened a medical marketing, sales and distribution support division in Connecticut. The Company has entered into an office lease for this division and has hired Sheila Kempf as Vice President of this medical division, in addition to two regulatory personnel, two registered nurses, administrative staff and is in the process of hiring national sales managers for this division. Ms. Kempf is a former Vice President - Marketing of Corometrics, a Marquette Medical Inc. company, and a former director of Marketing for Sensors and accessories of Nelcor Puritan Bennet, Inc. and has extensive experience for over 13 years in the medical marketing field. Ms. Kempf holds a bachelor of science nursing degree from Villanova University and a masters degree from Columbia Unviversity. The newly formed division will initially ensure support for the Colormate(TM) TLc - BiliTest(TM) delivered to customers in the medical community, including hospitals, pediatricians, clinics and home health care agencies, and will perform delivery, training and in-servicing for customers initially generated by the Company's presentations at the Pediatric Academic Societies, Sinomed and International Congress of Pediatric exhibitions. The division will additionally be available to provide the training, technical and marketing support anticipated in the transition period expected when the Company enters into any contracts with potential global distributors, oversee the setup of the new offices to be opened in Beijing China (for which 2 employees have been hired, as discussed below), coordinate the business relationships with the Ministry of Health in China and develop the marketing plans for the home health care markets for the Colormate(TM) TLc - Bilitest(TM) worldwide.

                  In support of its marketing efforts to the medical community, the Company began independent multi-center studies of the Colormate Bilirubin Device. These studies were successfully completed at William Beaumont Hospital (Detroit) and showed a high correlation between the results of the Company's technology and standard blood serum testing. Such studies are currently ongoing at Parkland Hospital (Dallas); preliminary results of this study continue to show the same high correlation, as compared to standard blood serum testing, as was achieved in the completed studies.

                  The Company has recently hired two employees in South Africa and has initiated arrangements for the conducting of clinical trials of the Colormate(TM) TLc - Bilitest(TM) in monitoring bilirubinemia in several hospitals in South Africa, including Baragwanath Hospital (Johannesburg) and King Edward Hospital (Durban). These trials are anticipated to commence in the third quarter of 1998, although there can be no assurance of the exact timing. In addition, in 1998 and early 1999 the Company anticipates commencing multicenter studies of the Colormate(TM) TLc - Bilitest(TM) in monitoring bilirubinemia in a number of hospitals located in the United States, England, China, Israel, Brazil and Argentina although there can be no assurance of the exact timing of implementation at each hospital. These studies, as well as those to be conducted in South Africa, are being coordinated by Dr. Jeffrey Maisels pursuant to international testing protocols developed by Dr. Maisels.

                  All of these medical marketing, manufacturing and support activities were contemplated by the Company for distribution of the Colormate(TM) TLc - Bilitest(TM), to ensure that no time was lost in the regulatory, technical, manufacturing sales and training transition following the Company entering into agreements with distribution partners to distribute the Colormate(TM) TLc - Bilitest(TM). There can be no assurance the Company will be able to successfully conclude negotiations or enter into definitive manufacturing or distribution agreements or that its efforts to market the TLI Bilitest(TM) will be successful.

                  In July, 1998 following internal review board approval from Mt. Sinai, Dr. Mark Lebwohl, chairman of the Department of Dermatology at Mt. Sinai, commenced clinical trials of the Colormate non-invasive medical technology for dermatological use in determining the appropriate levels of phototherapy to treat various skin diseases, and patient tolerance for such levels of phototherapy by quantifying the amount of pigmentation and hence, photo-sensitivity in the skin of patients. This potential dermatological application of the Company's proprietary technology and device would be for patients for a variety of diseases including psoriasis, excema, cutaneous T-cell lymphoma, vitiligo, and others. Post inflammatory hyperpigmentation also would be a condition subject to monitoring by the Colormate(TM) System. The noninvasive measurement of the skin by the Company's Colormate (TM) system will be tested and verified against minimal erythema dose-testing including the Fitzpatrick skin type test. The results of these studies are intended to be used in support of future applications for FDA marketing clearance of the Company's technology for such uses.

                  The Company launched the Colormate(TM) Bilirubin Device to the Chinese medical community at the Sinomed '98 Exhibition, the 7th China International Medical Equipment and Facilities Exhibition ("Sinomed"), held from June 9 to June 12 in Beijing, the People's Republic of China. This exhibition was attended by over 80,000 physicians, healthcare professionals, hospital administrators and medical equipment manufacturers and distributors. In conjunction with Sinomed, doctors from the Company's Medical Advisory Board conducted seminars on the technology and use of the Colormate(TM) TLc - Bilitest(TM) at two hospitals in Beijing, and further arrangements have been made for clinical studies of the Colormate(TM) TLc - Bilitest(TM) by the Beijing Children's Hospital, the largest children's hospital in China. In connection with SINOMED, the Company signed a Memorandum of Understanding ("M.O.U.") with the International Health Exchange Center, Ministry of Health ("M.O.H.") of the People's Republic of China in Beijing regarding the Company's Colormate(TM) TLc
- Bilitest(TM) non-invasive newborn bilirubin detection and monitoring device. Under the M.O.U., the M.O.H. will launch a nationwide study and develop a plan on the most advantageous structure to implement the device's use in the People's Republic of China, based on the results of the study.

                  The Company also announced that it signed a letter of intent with the China National Medical Equipment and Supplies, Import and Export Corporation, M.O.H., People's Republic of China, which is interested in supporting the distribution of the Company's device and collaborating on next steps including investigations for acceptable price structures for marketing the Colormate(TM) TLc - Bilitest(TM).

                  In support of any potential distribution partner and the relationships established between the Company and the M.O.H., other officials, physicians and the Chinese business community, the Company will continue to support these collaborations with the People's Republic of China and in this regard is in the process of opening an office in Beijing and has hired two Chinese representatives of the Company to expedite the Company's potential for manufacturing, marketing and distribution of the Colormate(TM) TLc - Bilitest(TM) in China.

                  The Company launched the Colormate(TM) Bilirubin Device to the European medical Community at the International Congress of Pediatrics and the First International Congress of Pediatric Nursing, held in Amsterdam on August 4 to August 14. The conference, held every 4 years, is one of the largest pediatric conferences in Europe, with attendance of approximately 8,000 pediatricians, neonatologists and health care professionals. At the conference, Dr. Ian Holzman, Chief of Newborn Medicine at Mt. Sinai Hospital, New York, presented a paper on the results of extensive clinical trials of the Colormate Bilirubin Device at two hospitals in New York. Dr. Holzman's paper on the studies is expected to be published in the September 1998 issue of Pediatrics.

Results of Operations

                  The Company incurred net losses of $1,700,500 and $1,219,300 for the three month periods ended June 30, 1998 and 1997 respectively, and $3,471,300 and $2,263,000 for the six-month periods ended June 30, 1998 and 1997, respectively, as revenues received have not been significant relative to the Company's expenses incurred in implementing its business plan. Loss per share increased by $.03 to $.24 per share in the 1998 six month period compared to the 1997 six month period, despite the 1998 six month period being favorably impacted by a significant increase of 3,638,079 weighted average number of shares outstanding attributable to the exercise of options and Warrants. The dollar increase in such losses in the 1998 three and six month periods as compared to the 1997 three and six month periods is primarily attributable to the Company continuing implementation of its long-range business plan to seek commercial applications of its Intellectual Properties and technologies in the medical field, including an increase in costs and expenses regarding purchasing equipment and component parts for its medical device research and development, software development costs, consultants' compensation expenses relating to option grants, legal fees, contributions to the new employee benefit plan, and travel and entertainment and promotional and trade show expenses, primarily attributable to the Company's preparation for the manufacturing of its Colormate(TM) Bilirubin Device and its presentation at the Annual Convention of the Pediatric Academic Societies and the Sinomed Conference in China. These increased expenses were partially offset by a decrease in patent costs, as the Company has begun capitalizing certain of these expenses in 1998. See Note 1 of Notes to Financial Statements. Although the Company anticipates that the future expenses regarding FDA application costs and related patent costs should be significantly less than amounts incurred prior to receipt of the FDA marketing clearance, the Company will continue to incur significant additional costs and expenses in connection with Manufacturing FDA marketing clearances and state regulatory requirements as well as foreign market clearances. Additional expenses are anticipated in connection with certain international multi center studies being or to be conducted on the Colormate(TM) Bilirubin Device. See "Recent Events." In addition, the Company expects to incur significant expenses relating to products liability insurance, manufacturing expenses, legal and regulatory compliance, including QSR/GMP quality system compliance, as well as research and development for new potential applications, as it implements the next phase of its efforts to commercialize the medical application of its technology. The Company also anticipates significantly higher compensation expenses in connection with increased hiring to staff its medical division. The Company will also incur additional expenses in connection with the implementation of additional testing and clinical trials of its technologies in respect of the possible monitoring and diagnosis of other chromogenic diseases. See "Recent Events." Further, the Company anticipates significantly higher legal expenses in connection with its defense of certain class action suits that have been brought against the Company and as the Company explores all of its potential legal remedies. See "Legal Proceedings."

                  In the first six months of 1998, the Company focused its resources on implementation of its long-range business plan for the FDA-cleared medical applications of its technologies and received no revenues from operations. The Company believes the absence of sales in the 1998 six-month period was also attributable to ongoing delays in manufacturing certain color shades of the Company's new line of cosmetic products for its Colormate(TM) System (which delays were attributable to finalizing color formulations). The Company anticipates the new cosmetics will be ready to market in the third quarter of 1998 although there can be no assurance of this.

                  The Company anticipates that it will continue to incur substantial and increasing net losses for the foreseeable future as increased expenses are incurred in implementing its long-range business plan for the medical application of its technologies and as revenues from the cosmetics, beauty aid and fashion areas are anticipated to continue to be insignificant relative to the Company's anticipated expenses in the foreseeable future.

Liquidity and Capital Resources

                  Current assets decreased by $1,342,000 at June 30, 1998 as compared to December 31, 1997, primarily attributable to a decrease in cash and cash equivalents resulting from the purchase of equipment and component parts in respect of future manufacturing ($808,000) software development costs and capitalized patent costs.

                  As indicated in the Company's Statements of Cash Flows, the Company continued to experience significant negative net cash flows from operating and investing activities in the first six months of 1998. The 1998 increase in cash outflows from operating activities is primarily attributable to the increase in the Company's net loss, offset by an increase in noncash compensation costs to consultants. Cash flows from financing activities during the 1998 period principally represent $2,665,000 from the issuance of Common Stock (net of related costs) representing the receipt of proceeds from the exercise of options and Warrants.

                  Although the Company anticipates that penetration of the medical marketplace will be through establishing relationships with specialized distributors, rather than through a direct sales force, the Company has established a medical division to support its own efforts to market and distribute the Colormate(TM) TLc - Bilitest(TM), and to support marketing efforts in the transition period once the Company enters into distribution arrangements. See "Recent Events" and "Risk Factors." Management believes that if its proposed marketing plans for nonmedical applications of its technology are successful, then it will generate revenues from fees from the licensing of the Intellectual Properties and leasing of the Colormate(TM) units, consulting fees, and sales of cosmetics, although there can be no prediction or assurance as to which, or whether any, of these potential revenue sources will be successful. In the first two quarters of 1998, such licensing, leasing and sales yielded no revenue, primarily because the Company devoted its resources to the commercialization of its technologies for medical application and because the Company's new cosmetics line was not yet available.

                  Management expects that the Company will have sufficient liquidity at least until July 1999, even if no revenues from operations are generated and no additional financing is obtained. If the Company is able to profitably market its Intellectual Properties, Colormate(TM) units and Beauty-Aid Products, the Company would use any cash flow obtained from operations, and may seek additional debt or equity financing, to further support and expand its operations. The Company's Colormate(TM) units will be marketed interchangeably as the only differences between the different models are design and power supply improvements and software systems. There can be no assurance that the Company will not require additional funding. If the Company has not been able to attract additional future financing or generate significant revenue from operations at such point in time and/or successfully market its products and technologies, it may have to cease operations.

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

                  Operating Losses. The Company has incurred significant losses from operations for the year ended December 31, 1997 and the six months ended June 30, 1998, ($5,053,100 and $3,471,300, respectively), as well as in prior periods. The Company anticipates incurring increased operating expenses as the Company attempts to expand its marketing and sales activity and otherwise continues to implement its business plan, including its business plan for the medical application involving the monitoring of hyperbilirubinemia. There can be no assurance the Company will not continue to incur such losses or will ever generate revenues at levels sufficient to support profitable operations.

                  Need for Additional Financing; Cessation of Operations. The Company has limited resources and has not been able to finance its activities with cash flow from operations since fiscal 1989. There can be no assurance that the Company will not continue to incur operating losses, that remaining proceeds from the previous exercise of its Placement Agent Warrants and Warrants will be sufficient to fund operations beyond July 1, 1999, that sufficient sales levels, if any, will be achieved thereafter to fund operations or that the Company will not incur additional unanticipated expenses. In this regard, if the Company is unable to successfully market its Intellectual Properties, Colormate(TM) units and Beauty-Aid Products, and in particular, its Colormate(TM) Bilirubin Device for monitoring of bilirubin infant jaundice, it is extremely doubtful it will be able to obtain additional future financing and, at such point, may have to cease operations. The Company's continued operation will depend on the successful marketing of the Colormate(TM) Bilirubin Device, its ability to obtain significant commercial sales of the Beauty-Aid Products and/or licensing and leasing fees from its Intellectual Properties and the Colormate(TM) units, and the availability of future financing. The Company expects that additional financing will be required to commercialize the Colormate(TM) Bilirubin Device and any additional medical application of its technologies. There can be no assurance that the Company will be able to obtain additional financing, such commercial sales or fees, in which case the Company's operations would be materially adversely affected and it may be forced to cease operations.

                  No Assurance of Successful Commercialization of Colormate(TM) Bilirubin Device. The Company's current ability to generate revenues and to achieve profitability and positive cash flow in the immediate future substantially will depend on the successful introduction of the medical application of its technology to monitor bilirubin infant jaundice. Although the Company is aware that studies have been conducted on non invasive transcutaneous bilirubinometer devices other than the Colormate(TM) Tlc - Bilitest(TM), the company believes that the clinical studies conducted demonstrating the ability of the Colormate(TM) Tlc-Bilitest(TM) to accurately provide an estimate of serum bilirubin levels in babies over a wide range of gestation, in babies of all racial categories and in babies receiving phototherapy, distinguishes it from the only other existing non-invasive Bilirubinometer with FDA clearance for commercial marketing. The Company believes its Colormate(TM) Bilirubin Device provides a new alternative for the monitoring and screening of bilirubin infant jaundice, but there can be no assurance that it will gain market acceptance. There is no assurance that the Company's Colormate(TM) Bilirubin Device for monitoring bilirubin infant jaundice, or other future medical applications of the Company's technology, will be capable of being produced in commercial quantities at acceptable costs, or even if all regulatory and reimbursement approvals are obtained, will be successfully marketed or achieve any significant degree of market acceptance among physicians, health care payors and others. To date, except for the FDA marketing clearance, the independent hospital clinical studies and related information regarding the Company's Colormate(TM) Bilirubin Device, and the Company's presentations in May 1998 of the Colormate(TM) Bilirubin Device at the Annual Convention of the Pediatric Academic Societies, in June 1998 at the Sinomed Exhibition in China, and in August 1998 at the International Congress of Pediatrics and the First International Congress of Pediatric Nursing in Amsterdam, the medical community generally has had no exposure to the Company or its proposed medical application. Because the medical community is generally relatively slow to adopt new technologies, procedures or devices, the Company might be unable to gain access to potential customers in order to attempt to demonstrate the operation and efficacy of its Intellectual Properties in the medical field. Even if the Company gains access to potential customers, no assurance can be given that members of the medical community will perceive a need for or accept the Company's proposed medical application.

                  Physicians and other health care professionals will not recommend or use the Colormate(TM) Bilirubin Device unless they determine, based on experience, clinical data, relative cost, and other factors, that the Colormate(TM) Bilirubin Device is an attractive alternative to current traumatic blood tests that have a long history of safe and effective use. The Company has begun to conduct additional independent studies in order to achieve acceptance in the medical community. See "Recent Events." The Company believes that recommendations by physicians and clinicians will be essential for the market acceptance of these products, and there can be no assurance that any such recommendations will be obtained. To the extent the Company is able to market and distribute its

Colormate(TM) Bilirubin Device for non-invasive monitoring of bilirubin infant jaundice, broad market acceptance of the Company's device will require the training of numerous physicians and clinicians, and the time required to complete such training could result in a delay of commercial distribution to the medical market. Moreover, obtaining and maintaining health care payors' approval of reimbursement for the Company's products, and the level of reimbursement made available will be an important factor in establishing pricing structures and market acceptance. In addition, purchase decisions for the device will be greatly influenced by health care administrators who are subject to increasing pressures to reduce costs. Some purchasers, such as hospitals, pediatrician's offices and home health care facilities, also might be reluctant to purchase products from a company that has not demonstrated the ability to satisfy ongoing delivery requirements. In addition, hospitals, clinics and pediatricians may be unwilling or unable to commit funds to the purchase of the Company's Colormate(TM) Bilirubin Device due to institutional budgetary constraints.

                  User acceptance of these products will depend on many factors, including physician recommendations, the degree, rate and severity of potential complications, the cost and benefits compared to competing products or alternative medical treatments, available reimbursement and other considerations. In addition, the Company's pricing policies could adversely impact market acceptance of these products as compared to competing products and alternative treatments. If any of the Company's marketing or development programs are not successfully completed, required regulatory approvals or clearances are not obtained or maintained, or products for which approvals or clearances are obtained (such as the Colormate(TM) TLc - Bilitest(TM) are not commercially successful, the Company's business, financial condition and results of operations would be materially adversely affected.

                  Presently, the Company conducts its research and development through its Spokane, Washington office. There can be no assurance that the Company will be able to successfully address any problems that may arise during the commercialization process of its Colormate(TM) Bilirubin Device.

                  Early Stage of Development of Other Potential Medical Applications. Although the Company has received FDA clearance to commercially market its Colormate(TM) Bilirubin Device as described above, has conducted early stage research and recently commenced initial clinical studies with respect to certain other Chromogenic Diseases identified by the Company (See "Recent Events"), the Company's clinical and research development programs for other medical applications of its technology are at a very preliminary stage and substantial additional research and development and clinical trials will be necessary before commercial versions of any additional proposed products can be submitted for FDA clearance and produced for other such medical applications. The Company could encounter unforeseen problems in the development of such other products such as delays in conducting clinical trials, delays in the supply of key components or delays in overcoming technical hurdles. There can be no assurance that the Company will be able to successfully address the problems that may arise during the development/commercialization process. In addition, there can be no assurance that any of the Company's proposed products for any such other medical application will be successfully developed, proven safe and efficacious in clinical trials or meet applicable regulatory standards and requirements.

                  Risks Associated With Medical Business Plan and Strategy; Need for Additional Personnel. The Company has formulated its medical business plan and strategy based upon certain assumptions regarding the size of the bilirubin monitoring market, the Company's anticipated share of this market, the price at which the Company believes it will be able to sell its products, and consumer acceptance of the Company's products. There can be no assurance that the Company's assumptions will prove to be correct. The Company's ability to operate in the future will depend upon many factors, including technological advances and product obsolescence; levels of competition, including the entry into the market of additional competitors and increased success by existing competitors; changes in general economic conditions; increases in operating costs including costs of production, supplies, personnel or equipment; and changes in requirements and regulations promulgated by applicable federal, state and local regulatory authorities. There can be no assurance that the Company will successfully obtain or apply the human, operational and financial resources needed to manage a developing business. Failure by the Company to manage its growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

                  In order to meet the anticipated market demand for the Company's medical product, the Company needs to attract and retain additional personnel. The Company currently has only 29 full-time employees, of which 11 are medical marketing or regulatory personnel. In order to effectively launch its marketing and sales strategy for the medical market, the Company will need to hire additional sales, marketing, technical and operations personnel. The success of the Company will also be dependent upon its ability to hire, train and retain new and existing personnel. The Company will compete with other companies with greater financial and other resources for such qualified personnel. There can be no assurance that the Company will be able to hire and retain additional personnel to support the Company's marketing, sales, research and product development efforts.

                  Lack of Marketing and Sales Experience. In order to successfully market and sell its Colormate(TM) units, including the Colormate(TM) Bilirubin Device, the Company must either develop a medical marketing and sales force or enter into arrangements with third parties to market and sell the devices. See "Recent Events." Prior to licensing the Company's Intellectual Properties in any other industry, including the cosmetic, beauty aids and fashion industries, the Company will be required to develop additional marketing skills relevant to such industries and conduct significant further marketing activity, and in certain of these industries, overcome regulatory hurdles, professional skepticism and develop specific practical applications therefor, which to date has not been achieved. There can be no assurance that the Company will be able to successfully develop a marketing and sales force or that it will be able to enter into marketing and sales agreements with third parties on acceptable terms. If the Company develops its own marketing and sales capabilities, it will compete with other companies that have experienced and well-funded marketing and sales operations. In addition, the Company's Colormate(TM) Bilirubin Device, as well as any future medical applications marketed by the Company, will compete with existing devices, technologies and methods in achieving acceptance in the medical community and in attracting support from independent medical device distribution organizations which sell medical equipment to the anticipated target market (i.e., hospitals, pediatrician's offices and home health care services). While the Company believes the non-invasive nature of its Colormate(TM) Bilirubin Device for monitoring bilirubin infant jaundice provides benefits to patients, no assurance can be given that the medical community will accept and support the Company's medical device.

                  Need for Manufacturing, Marketing and Distributing Arrangements with Third Parties. Although the Company has established a medical division to support its own marketing efforts, the Company's business strategy for the commercialization of its medical products depends upon the Company's ability to selectively enter into and maintain arrangements with leading manufacturing, marketing and distribution companies in the medical field. There can be no assurance that the Company will be able to do so. If the Company enters into arrangements with a third party for the marketing, distribution and sale of its Colormate(TM) Bilirubin Device, any revenues to be received by the Company from these products will be dependent on this third party. The obligation of any potential third party to fund or undertake the manufacturing, marketing, distribution and/or sale of the product covered by any arrangements with the Company may be dependent upon the satisfaction of certain goals or "milestones" by certain specified dates, some of which are outside the Company's control. To the extent that the obligations of any third party to fund or undertake the foregoing activities are not contingent upon the satisfaction of certain goals or milestones, a third party may retain a significant degree of discretion regarding the timing of these activities and the amount and quality of financial, personnel and other resources that they devote to these activities. Furthermore, there can be no assurance that disputes will not arise between the Company and any third party regarding their respective rights and obligations under the arrangements. Finally, there can be no assurance that a third party will not be unable, due to financial, regulatory or other reasons, to satisfy its obligations under its collaborative arrangement with the Company or will not intentionally or unintentionally breach its obligations under the arrangement.

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

                  The Company does not itself manufacture the Colormate(TM) units, the Colormate(TM) Bilirubin Device or the Beauty-Aid Products, and in the past has been wholly dependent on third-party OEMs of parts, assemblers, cosmetics suppliers and textile suppliers. The Company will have to establish relationships with such third-party suppliers, manufacturers and assemblers for the production of its devices. Although the Company is negotiating with certain manufacturers/assemblers, the Company does not have any current arrangements with manufacturers or assemblers for the mass production of any additional Colormate(TM) devices, and there can be no assurance the Company will be able to enter into future arrangements with these or other parts manufacturers or assemblers on terms satisfactory to the Company. The manufacturer's warranties covering certain parts incorporated in the Colormate(TM) units are renewable but, if not renewed for any reason, the costs of any repairs of such parts, or of any uncovered parts, would be borne by the Company.

                  The Company's current estimates of its costs for the Colormate(TM) units are based on mass manufacturing cost estimates for the devices received from potential contract manufacturers. Costs of parts in manufacturing smaller quantities of Colormate(TM) units could involve significantly greater costs.

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

                  Lack of Market Penetration in Other Industries. The Company has not yet achieved commercial market penetration in any industry, and there can be no assurance the Company will be able to do so in the future. The Company has not achieved significant levels of cosmetics sales from its Colormate(TM) unit locations, and expects based on the deminimus cosmetics sales levels achieved per location to date, that it will have to greatly increase the number of Colormate(TM) unit installations to achieve significant levels of cosmetics sale revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company also believes, based on its operating history since February 1993, that obtaining such increased cosmetic sales revenue will take significantly longer to achieve than was originally anticipated. At December 31, 1997, most of the inventory of the Company's cosmetics products was in excess of requirements based on the recent level of sales. After giving effect to the $100,000 write off in 1996 and the $75,000 write off in 1997, management believes no further significant loss will be incurred on the disposition of inventory. No estimate can be made of a range of amounts of loss that are reasonably possible should the Company's expectations not be met. There can be no assurance that no such loss will be incurred upon the disposition of inventory. However, the Company completed its inventory of a new line of chromatically balanced and color coordinated cosmetics in the first two quarters of 1998, and although there can be no assurance, expects to commence marketing its new line of custom blended foundations in the third quarter of 1998. Although there can be no assurance, the Company believes these factors may enhance its ability to achieve revenues from its beauty-related operations. In order to implement its marketing plans in the United States and abroad, including in industries in which the Company does not have prior experience, the Company will have to develop additional marketing skills and incur significant expenses on sales and marketing activities, including hiring finders, new personnel and consultants, and entering into arrangements with retailers and distribution companies having a regional or national presence. There can be no assurance the Company's marketing plan will be successful.

                  Legal Proceedings. In June 1998, the Company and certain of its officers and directors were sued in two separate class actions ("Actions") brought in United States District Court, Southern District of New York, entitled (i) L.F. Monk v. Chromatics Color Sciences International, Inc., Darby
S. Macfarlane, Arthur Guiry, David K. Macfarlane and Leslie Foglesong and (ii) Daniel R. Marquis, on behalf of himself and all others similarly situated v. Chromatics Color Sciences International, Inc., Darby S. Macfarlane, Arthur
Guiry and Leslie Foglesong. Based on the Asensio report the plaintiffs in the Actions, on behalf of a class of the Company's stockholders, claim unspecified damages arising from alleged violations of the anti fraud provisions of the federal securities laws, relating to (i) the alleged misleading nature of prior public disclosures and announcements made by the Company and (ii) sales of company stock by the individual defendants allegedly while in possession of material adverse non-public information regarding the Company's financial condition, prospects and the capabilities and potential market for the Company's Colormate(TM) Bilirubin Device. A motion has been made to consolidate the two Actions and to approve a group of shareholders and lead plaintiffs and to approve the selection by the group of lead counsel.

                  Additional actions may be brought against the Company and its officers and directors arising from the matters described above. The Company has directors and officers insurance which may cover a portion of the liability asserted in the Actions. The Company believes the Actions are without merit and intends to defend the Actions vigorously. No assurance can be given that the resolution of the Actions and/or future actions will not have a material adverse effect on the Company's results of operations and liquidity. The Company is exploring all legal remedies in respect of what it believes to be false allegations against the Company made by short sellers of its stock; the Company expects to incur significant expenses in this regard. See "Recent Events."

                  Potential International Operations. The Company believes that sales of products to customers outside of the United States represents a significant potential source of growth. Following compliance with applicable foreign regulatory requirements, the Company expects to market its medical products internationally through affiliates and distributors. The primary targeted markets for the Company's products outside the United States are Western Europe, Canada, Asia, South Africa and South America. See "Recent Events." The Company also intends to contract with a number of foreign manufacturers to provide certain of its sourcing needs for its medical device. Although there can be no assurance it will be able to do so.

                  Foreign operations are subject to special risks that can materially affect potential sales, including currency exchange rate devaluations and fluctuations, the impact of inflation, exchange controls, labor unrest, political instability, import and export duties and quotas, domestic and international customs and tariffs, unexpected changes in regulatory environments, potentially adverse tax consequences and other risks. Changes in certain exchange rates could have a material adverse effect on the Company.

                  Prior Marketing Attempts. Other than the Company's marketing efforts with Avon, its current arrangements with IMS and its beauty salon placements, the Company's own attempts to license and/or lease its Intellectual Properties and the Colormate(TM) units and to market its Beauty-Aid Products independently and/or through licensees never proceeded beyond the test marketing stage. There can be no assurance the Company will in the future achieve commercial leasing of its Colormate(TM) units and commercial licensing of the Intellectual Properties or the sale of the Beauty-Aid Products. In addition, other than its installation of Colormate(TM) units in beauty salons and beauty-related businesses (which are not generating current revenue), the Company's revenue generating activities have been primarily conducted in conjunction with its former licensees (i.e., Clairol, Hanes and Avon), that provided substantial economic, administrative, marketing and advertising support. There can be no assurance that without the support of a marketing partner with financial resources, an advertising budget, market presence and consumer recognition, the Company will be able to achieve successful operations. Further, there can be no assurance the Company will ever develop a commercial market for the licensing or leasing of its Colormate(TM) units and Intellectual Properties, for the sale of the Beauty-Aid Products or for any medical applications of its technologies.

                  Competition. To the extent the Company implements its business plan to commercialize a medical application for its Intellectual Properties, it will be entering a field characterized by rapidly changing technology, intense competition and extensive research and development. The medical products market in general is highly competitive. The Company's ability to compete in the bilirubin infant jaundice market depends primarily on the acceptance by the medical community of the Company's new technology, which can be influenced by factors such as price, product quality and features, technical capability, breadth of product line and distribution capabilities. The Company will be competing with established companies which have greater financial, technical, manufacturing, marketing, research and development and management resources than the Company (including companies such as Minolta Co., Ltd., Respironics, Inc. and SpectRx, Inc., among others), which have greater name recognition and lengthier operating histories in the health care industry and which have actively pursued development of non-invasive monitoring of bilirubin infant jaundice. The Company believes the only commercially available non-invasive Bilirubinometer with FDA marketing clearance in the United States is the Minolta Jaundice Meter. In addition, there will be other companies with which the Company will compete regarding other potential medical applications which the Company may pursue. Furthermore, the monitoring methods currently in use for bilirubin infant jaundice as well as dermatological diseases and tuberculosis, the principal diseases with respect to which the Company intends to seek regulatory marketing clearance, have already achieved acceptance by and are in widespread use in the medical community, unlike the Company's proposed methods. There can be no assurance that the Company's proposed methods will be accepted by the medical community.

                  There can be no assurance that the Company will be able to effectively compete against these and other competitors, including those competitors who intend to promote their versions of non-invasive devices. Additionally, there can be no assurance that the Company's competitors will not succeed in developing, either before or after the commercialization of the Company's product, devices and technologies that permit more efficient, less expensive non-invasive detection and monitoring of bilirubin infant jaundice. It is also possible that one or more pharmaceutical or other health care companies will develop therapeutic drugs, treatments or other products that will substantially reduce the prevalence of bilirubin infant jaundice or otherwise render the Company's products obsolete. There can be no assurance that the Company will be able to upgrade its medical applications and devices to compete with such competitors or with persons who may in the future develop products or detection methods competitive with the Company's proposed medical applications and devices.

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

                  Protection of Intellectual Property. The Company depends on its ability to obtain and maintain patent protection for its products and processes, to preserve its trade secrets, and to operate without infringing upon the proprietary rights of third parties. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and therefore, may be highly uncertain. No assurance can be given that the scope of any patent protection under the Company's current patents, or under any patent the Company might obtain in the future, will exclude competitors or provide competitive advantages to the Company; that any of the Company's patents will not be held invalid if subsequently challenged; or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company.

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

                  The Company's U.S. Patents apply only to the United States. The Company has filed patent applications in a number of foreign jurisdictions which correspond, at least in part, to the Company's U.S. Patents. The Company has been granted European Patent No. 0446512, nationalizations of that European Patent in Austria, Belgium, France, Germany, Great Britain, Italy, Luxembourg, The Netherlands, Spain, Sweden and Switzerland and Liechtenstein, a Singapore registration of that European Patent, as well as Australian, Brazilian and Mexican Patents corresponding, at least in part, to its U.S. Patent No. 4,909,632, Taiwanese and Colombian Patents corresponding, at least in part, to its U.S. Patent No. 5,313,267 and two Taiwanese Patents corresponding, at least in part, to its U.S. Patent No. 5,671,735. The Company has not yet been granted any other foreign patents for its Intellectual Properties and there can be no assurance it will be granted any such patents. Consequently, wherever the Company does not have foreign patents, third parties currently could exploit, outside the United States, the technology disclosed in the U.S. Patents, thereby increasing competition in such foreign markets. In addition, persons gaining access to the Company's unpatented proprietary information and technology and who are not bound by confidentiality agreements with the Company would have the ability to exploit the Company's unpatented proprietary information and technology both inside and outside the United States, thereby increasing competition.

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

                  The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, particularly with respect to newly developed technology. In addition, re-examination or interference proceedings may be instituted in the United States Patent and Trademark Office ("USPTO"). There can be no assurance that the Company will not become subject to patent infringement claims brought by third parties, or re-examination of previously issued patents by the USPTO or interference proceedings instituted in the USPTO to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO re-examination and interference proceedings and related legal and administrative proceedings are both costly and time consuming. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of the Company and others. Any litigation or interference proceedings brought against, initiated by or otherwise involving the Company may require the Company to incur substantial legal and other fees and expenses and may require some of the Company's employees to devote all or a substantial portion of their time to the prosecution or defense of such litigation or proceedings. An adverse determination in litigation or interference proceedings to which the Company may become a party, including any litigation that may arise against the Company, could subject the Company to significant liabilities to third parties, disputed rights to be licensed from such third parties or prevent the Company from selling its products in certain markets, or at all. If third-party patents containing claims affecting the Company's technology were issued, and such claims were determined to be valid, there can be no assurance that the Company would be able to obtain licenses to such patents at costs reasonable to the Company, if at all, or be able to develop or obtain alternate technology. Although patent and intellectual property disputes regarding medical devices are often settled through licensing or similar arrangements, there can be no assurance that the Company would be able to reach a satisfactory settlement of such a dispute that would allow it to license necessary patents or other intellectual property. Even if such a settlement were reached, the settlement process may be expensive and time consuming, and the terms of the settlement may require the Company to pay substantial royalties. An adverse determination in a judicial or administrative proceeding or the failure to obtain a necessary license could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

                  The Company is aware that others have obtained or are pursuing patent protection for various aspects of the design, production and manufacturing of bilirubin infant jaundice diagnostic and monitoring products, including products that are non-invasive. There can be no assurance that the Company's technology, current or future products or activities will not be deemed to infringe upon the rights of others.

                  Failure to Obtain and Maintain Third-Party Reimbursement. In the United States and elsewhere, sales of medical products are dependent, in part, on the ability of consumers of these products to obtain reimbursement for all or a portion of their cost from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing its Colormate(TM) Bilirubin Device or other products to market, there can no assurance that such products will be considered cost effective and that reimbursement to the consumer will be or continue to be available, or sufficient to allow the Company to sell its medical device products on a competitive basis. Moreover, obtaining and maintaining health care payors' approval of reimbursement for the Company's products, and the level of reimbursement made available will be an important factor in establishing pricing structures and market acceptance. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third-party health care payors. Furthermore, the Company could be adversely affected by changes in reimbursement policies of governmental or private health care payors.

                  On March 16, 1998, the Company announced that the American Medical Association had assigned AMA Code CPT 82250 as the applicable code to be used for processing insurance reimbursement claims for uses of the Colormate(TM) Bilirubin Device, which is the same code used for laboratory blood testing currently used to monitor bilirubinemia. AMA CPT codes are generally used to facilitate claims processing and to provide a simplified reporting procedure; the codes do not assure that an insurer will reimburse claims, or that the AMA endorses the medical procedure at issue. However, following a review conducted by the CPT Laboratory Advisors Committee which resulted in the committee advising confirmation of CPT 82250 for the test performed by the Company's device, the AMA CPT Editorial and Information Services determined to submit to the CPT Executive Committee for review in August 1998 the assignment of CPT
Code 82250, and has advised the Company that until such final review is completed, it is the AMA's position that CPT Code 84999 ("Unlisted Chemistry Procedure") is the appropriate code. The Company believes the original code 82250 is correct, and has submitted additional supporting materials to the AMA. There can be no assurance the Company will be granted the original CPT Code 82250. Claims for reimbursement under the CPT Code 84999 will not be as easily processed for reimbursement as claims made under AMA CPT Code 82250.

                  Since receiving FDA marketing clearance in the United States, the Company has undertaken the procedures to obtain required international regulatory clearances for its monitoring technology for bilirubin infant jaundice. If the Company obtains the necessary foreign regulatory clearances, market acceptance of the Company's products in international markets will be dependent in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country and include both government sponsored health care and private insurance. Although the Company intends to seek international reimbursement approvals, there can be no assurance that such approvals will be obtained in a timely manner, if at all.

                  Failure to obtain and maintain third-party reimbursement coverage for use of the Colormate(TM) Bilirubin Device will have a material adverse effect on the Company's ability to commercialize its technology for medical applications.

                  Government Regulations. The Company's advertising, sales practices and cosmetics and medical products (including the labeling and packaging thereof) are and will be subject to applicable federal, state and local regulation (including regulation by the FDA, the Federal Trade Commission, and the Federal Communications Commission, under various laws such as the Fair Packaging and Labeling Act and/or any comparable state authority, agency or statute) and will be subject to regulation by comparable foreign authorities if the Company markets its products abroad. The Company will also be subject to regulation by various governmental agencies that regulate direct selling activities.

                  Although the Company has received FDA clearance on its Colormate(TM) Bilirubin Device pursuant to a "substantial equivalence" determination order, in the form of a letter dated July 24, 1997 from the FDA's CDRH, authorizing the Company to commercially distribute its Colormate(TM) Bilirubin Device for monitoring bilirubin infant jaundice by healthcare professionals in the United States, the Company also must comply with the other applicable statutes and applicable rules and regulations, promulgated by the FDA, in order to legally market the device. The "substantial equivalence" order states that the Company must comply with the medical device general controls, e.g., device establishment registration, medical device listing, good manufacturing practices (QSR requirements), medical device reporting, labeling, and the statutory prohibitions against adulteration and misbranding. The order also states that the Colormate(TM) Bilirubin Device is a Class II device which may be subject to additional special controls. The Company intends to comply with any applicable general controls and special controls for purposes of commercial distribution. The Company is unaware of any applicable special controls at this time.

                  In the United States, the FDA regulates the introduction of medical devices as well as, among other things, manufacturing, labeling and recordkeeping procedures for such products. The process of obtaining marketing clearance for new medical products from the FDA can be costly and time consuming, and there can be no assurance that such clearance will be granted for the Company's future products on a timely basis, if at all, or that FDA review will not involve delays that would adversely affect the Company's ability to commercialize additional products or to expand permitted uses of existing products. Regulatory clearance to market a product from the FDA may entail limitations on the indicated uses of the product. The ability to market can be challenged (and possibly withdrawn) by the FDA due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial clearance. The Company may be required to file further marketing applications with the FDA under certain circumstances, such as the addition of product claims or product redesign. The FDA also could limit or prevent the manufacture or distribution of the Company's products, and has the power to require the recall of such products, given certain circumstances. FDA regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretation made by the FDA or other regulatory bodies, will not adversely affect the Company. The FDA will and various state agencies may inspect the Company and its facilities from time to time to determine whether the Company is in compliance with regulations relating to medical device manufacturing companies, including regulations concerning manufacturing, testing, quality control and product labeling practices. A determination that the Company is in violation of such regulations could lead to the imposition of civil penalties, including fines, product recalls, product seizures, or, in extreme cases, criminal sanctions.

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

                  The Company and any third party with which it has made contract manufacturing or other regulated arrangements will be required to adhere to applicable FDA regulations, including the QSR requirements and similar regulations in other countries, which include, among other things, testing, control, and documentation requirements. Ongoing compliance with QSR requirements and other applicable regulatory requirements will be strictly enforced in the United States through periodic inspections by federal and possibly state agencies, including the FDA, and in foreign jurisdictions by comparable agencies. Failure to comply with applicable regulatory requirements could result in, among other things, warning letters, injunctions, civil monetary penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for devices, possible rescission or withdrawal of clearances or approvals previously obtained and criminal prosecution. The restriction, suspension or revocation of regulatory clearances or approvals or government enforcement actions due to any other failure to comply with regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

                  If the FDA believes that any of its legal requirements have not been fulfilled, it has extensive enforcement powers, including but not limited to the ability to bar or seize products from the market, to prohibit the operation of manufacturing facilities, to require recalls of devices from customer locations and to seek civil monetary or criminal penalties.

                  Product Liability and Malpractice. The medical products industry is subject to substantial product liability litigation, and the Company faces an inherent business risk of exposure to product liability claims in the event that the use of its products is alleged to have resulted in adverse effects to a patient or product user. Any such claims could have a material adverse effect on the Company, including on market acceptance of its Colormate(TM) Bilirubin Device. Once the Colormate(TM) Bilirubin Device is in commercial use, the Company will be entering a field where it may become subject to product liability claims by patients and/or users and might become a defendant in product liability and/or malpractice litigation. The Company does not have malpractice insurance for such applications and does not intend to obtain such insurance prior to achieving commercialization of such proposed medical application. Even if the Company obtains such insurance, there can be no assurance that it will be able to maintain such insurance or that such insurance would be sufficient to protect the Company against any such liabilities.

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

                  Year 2000 Compliance. Like many corporations, the Company is reliant on technology. As the millennium approaches, the Company is preparing all of its computer systems to be Year 2000 compliant and is reviewing all systems to ensure that they do not malfunction as a result of Year 2000. In this process, the Company expects to both upgrade some systems and replace others. The Company currently is evaluating the total cost of this effort and expects that most of these costs will be expensed as incurred in compliance with generally accepted accounting principles. The Company does not expect these costs to be material, although there can be no assurance that such costs will not exceed the Company's esitmates. However, there can be no assurance that the Company will identify all Year 2000 problems it may have in advance of their occurrence or that the Company will be able to successfully remedy any problems that are discovered. In addition, any revenue stream and financial stability of future customers may be adversely impacted by Year 2000 problems, which could adversely affect the Company's operations.

                  Control; Dependence on Management. Darby Simpson Macfarlane, Chief Executive Officer of the Company, owns shares of Common Stock and Series
A preferred stock, par value $0.001 per share (the "Preferred Stock") aggregating 2,241,896 (excluding currently exercisable stock options) of the shares eligible to vote on matters presented to the shareholders, which amount is sufficient to permit her to significantly influence the election of directors or to approve any matter submitted to a vote of shareholders, and otherwise be in control of the Company. The Company is dependent primarily on the services of Darby Simpson Macfarlane and David Kenneth Macfarlane, Vice President, Research and Development. The loss of either of their services could have a material adverse effect on the Company. Although the Company has purchased key-man life insurance policies in the amounts of $1,000,000 on the lives of both Mrs. and Mr. Macfarlane, there can be no assurance that the proceeds from such policies would enable the Company to retain suitable replacements for them.

                  No Assurance of continued Nasdaq Smallcap Market Listing; Risk of Application of Penny Stock Rules. The trading of the Company's stock in the Nasdaq SmallCap Market will be conditioned upon the Company's continuing to meet certain asset, capitalization, earnings and stock price tests. To maintain eligibility for trading on the Nasdaq SmallCap Market, the Company will be required to maintain, among other things, net tangible assets of a least $2,000,000; a minimum bid price for the listed securities of $1.00 per share; a market value of the public float of at least $1,000,000; and at least two market makers for its securities. If the Common Stock were to be delisted from the Nasdaq SmallCap market, the prices and the holders' ability to sell such securities would be adversely affected. If the Common Stock were delisted and the Company desired to have it relisted, the Company would be required to satisfy the more stringent initial listing requirements of the Nasdaq SmallCap Market.

                  If the Company is delisted from the Nasdaq SmallCap Market and the price per share dropped below $5.00, then unless the Company satisfied certain net assets tests, the Common stock would become subject to certain penny stock rules promulgated by the Securities and Exchange Commission (the "Commission"). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activities in the secondary market for stock that becomes subject to the penny stock rules. If the Common Stock becomes subject to the penny stock rules, investors may find it more difficult to sell their Common Stock.

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

                  Outstanding Voting Preferred Stock. The Company has outstanding 1,380,000 shares of Preferred Stock. Each share of Preferred Stock has voting rights equivalent to each share of Common Stock and is convertible to Common Stock if (i) the Company's earnings (i.e. pre tax operating income, before interest expense) for any two consecutive calendar years ending on December 31, 2000 exceed $20,000,000 or (ii) the closing bid price of the Common Stock has been at least $31.11 on 30 consecutive trading days at any time ending on December 31, 2000. Further, the Preferred Stock has a $13,800 liquidation preference and earns an annual non-cumulative dividend of $0.001 per share. The voting rights, conversion rights, dividend rights and liquidation preference of the Preferred Stock may adversely affect the trading value or the market price of the Common Stock.

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

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings


         In June 1998, the Company and certain of its officers and directors were sued in two separate class actions ("Actions") brought in United States District Court, Southern District of New York, entitled (i) L.F. Monk v. Chromatics Color Sciences International, Inc., Darby S. Macfarlane, Arthur Guiry, David K. Macfarlane and Leslie Foglesong and (ii) Daniel R. Marquis, on behalf of himself and all others similarly situated v. Chromatics Color Sciences International, Inc., Darby S. Macfarlane, Arthur Guiry and Leslie Foglesong. The plaintiffs in the Actions, on behalf of a class of the Company's stockholders, claim unspecified damages arising from alleged violations of the anti fraud provisions of the federal securities laws, relating to (i) the alleged misleading nature of prior public disclosures and announcements made by the Company and (ii) sales of company stock by the individual defendants allegedly while in possession of material adverse non-public information regarding the Company's financial condition, prospects and the capabilities and potential market for the Company's Colormate(TM) Bilirubin Device. A motion has been made to consolidate the two Actions and to approve a group of shareholders and lead plaintiffs and to approve the selection by the group of lead counsel.

        Additional actions may be brought against the Company and its officers and directors arising from the matters described above. The Company has directors and officers insurance which may cover a portion of the liability asserted in the Actions. The Company believes the Actions are without merit and intends to defend the Actions vigorously. No assurance can be given that the resolution of the Actions and/or future actions will not have a material adverse effect on the Company's results of operations and liquidity. The
Company is exploring all of its legal remedies in respect of what it believes to be false allegations against the Company made by short sellers of its stock; the Company expects to incur significant expenses in this regard. See "Recent Events."

Item 2. Changes in Securities and Use of Proceeds.

         None.

Item 3. Defaults Upon Senior Securities.

         None.


Item 4. Submission of Matters to a Vote of Security Holders.

         None.

Item 5. Other Information.

         None.


Item 6. Exhibits and Reports on Form 8-K.

         (a)      27 - Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  None.

                                                  EXHIBIT INDEX A

  Exhibit No.            Document                                      Page
  -----------            --------                                      ----
  27                     Financial Data Schedule                        31

                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.





Date: August 14, 1998                   /s/ Darby S. Macfarlane
                                    -------------------------------------------
                                            Darby S. Macfarlane
                                            Chief Executive Officer


                                        /s/ Leslie Foglesong
Date: August 14, 1998               -------------------------------------------
                                            Leslie Foglesong
                                            Treasurer and Chief Financial
                                            and Principal Accounting Officer