Form 10-K/A
period 1997-12-31
CHROMATICS COLOR SCIENCES INTERNATIONAL INC
filed 1998-10-26
CIK 892495

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                                    (No. 1)

(Mark One)

|X|       Annual report under Section 13 or 15(d) of the Securities Exchange
          Act of 1934

          For the fiscal year ended December 31, 1997

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from ________________ to ________________

          Commission file number   0-21168

                 CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.
                 ---------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

          NEW YORK                                  13-3253392
          --------                                  ----------
(State or Other Jurisdiction          (I.R.S. Employer Identification Number)
of Incorporation or Organization)

                 5 East 80th Street, New York, New York 10021
                 --------------------------------------------
              (Address of Principal Executive Offices)(Zip Code)

                                (212) 717-6544
                                --------------
             (Registrant's Telephone Number, Including Area Code)

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

         Yes [X]   No [ ]

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 26, 1998, 14,717,827 shares of Common Stock, par value $0.001 per share (the "Common Stock") of the registrant were outstanding and the aggregate market value of the voting stock (computed based on the average of the last bid and asked price on such date) held by non-affiliates was approximately $158,566,740.

         This amendment to the Company's Form 10-K is being filed to include
Exhibit 10.13, U.S. Patent No. 5,671,735.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          (a) and (d)1. Financial Statements

(a)       The following exhibits are included in this report:


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

3.1.3 Certificate of Amendment to the Certificate of Incorporation of the Company dated February 13, 1998 effecting the three-for-two Stock Split and certain changes to the Class A Convertible Preferred Stock.

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

10.13+ U.S. Patent No. 5,671,735 relating to Method and Apparatus for Detecting and Measuring Conditions Affecting Color.

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

23        Consent of Independent Auditors.

27        Financial Data Schedule.

---------------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit.
** Confidential treatment has been requested with respect to certain information contained in this agreement.
+    Filed herewith.

                                  SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.

         By:  /s/ Darby S. Macfarlane,                  Date:  October 26, 1998
              ----------------------------------------
              Darby S. Macfarlane,
              Chief Executive Officer


         By:  /s/ Leslie Foglesong,                     Date:  October 26, 1998
              ----------------------------------------
              Leslie Foglesong,
              Treasurer
              (Chief Financial and Accounting Officer)

Exhibit Index

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

3.1.3 Certificate of Amendment to the Certificate of Incorporation of the Company dated February 13, 1998 effecting the three-for-two Stock Split and certain changes to the Class A Convertible Preferred Stock.

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

10.13+ U.S. Patent No. 5,671,735 relating to Method and Apparatus for Detecting and Measuring Conditions Affecting Color.

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

23        Consent of Independent Auditors.

27        Financial Data Schedule.

------------------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit.
** Confidential treatment has been requested with respect to certain information contained in this agreement.
+    Filed herewith.