Form 10-Q
period 1998-09-30
CHROMATICS COLOR SCIENCES INTERNATIONAL INC
filed 1998-11-16
CIK 892495

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 -------------

                                   FORM 10-Q

         (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________  to  ____________

                        Commission file number 0-21168

                 CHROMATICS COLOR SCIENCES INTERNATIONAL, INC
                 --------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

            NEW YORK                                     13-3253392
--------------------------------------------------------------------------------
(State or Other Jurisdiction of               (I.R.S. Employer Indentification
Identification or Organization)                Number)

                 5 East 80th Street, New York, New York 10021
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (212) 717-6562
--------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                        if Changed Since Last Report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes /X/   No / /

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court. Yes / / No / / N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 15,423,442.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                              September 30, 1998   December 31, 1997
                                                              ------------------   -----------------
                                                                  (unaudited)           (Note 1)
ASSETS
CURRENT ASSETS:
     Cash and equivalents                                          $6,267,700         $9,225,400
     Accounts receivable                                               92,400             92,400
     Inventories                                                      148,300            148,100
     Prepaid expenses and other assets                                 65,500             76,400
                                                                   ----------        -----------
        Total Current Assets                                        6,573,900          9,542,300

COLORMATE (R) UNITS                                                 1,546,500            715,700

PROPERTY AND EQUIPMENT, NET                                           314,400            344,900

SOFTWARE DEVELOPMENT COSTS                                            394,100            124,200

PATENT COSTS                                                          343,000                 --

OTHER ASSETS                                                           16,900             25,500
                                                                   ----------        -----------
                                                                   $9,188,800        $10,752,600
                                                                   ==========        ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable - collateralized by equipment                   $    1,000        $     4,700
     Amounts payable to related party                                 312,300            293,200
     Accounts payable and accrued expenses:
        Attorneys and accountants                                     559,400            361,900
        Consultants                                                    43,700             54,900
        Trade                                                         107,500            127,800
                                                                   ----------        -----------
        Total Current Liabilities                                   1,023,900            842,500
                                                                   ----------        -----------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CLASS A PREFERRED STOCK,
     PAR VALUE $.01 PER SHARE:
        Authorized - 1,400,000 shares
        Issued and outstanding - 1,380,000  shares
           at par and redemption value                                 13,800             13,800
                                                                   ----------        -----------

SHAREHOLDERS' EQUITY:
     Undesignated Class B Preferred Stock, No Par Value
        Authorized - 10,000,000 shares
        Issued and outstanding - None                                      --                 --

        Common Stock, par value $.001 per share:
        Authorized - 50,000,000 shares
        Issued and outstanding - 15,423,442 (1998) and
        13,814,859 (1997) shares                                       15,400             13,800
     Capital in excess of par value                                28,001,200         24,370,900
     Accumulated deficit                                          (19,865,500)       (14,488,400)
                                                                 ------------       ------------
        Total Shareholders' Equity                                  8,151,100          9,896,300
                                                                 ------------       ------------
                                                                 $  9,188,800       $ 10,752,600
                                                                 ============       ============

         See accompanying notes to consolidated financial statements.

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                                             ---------------------------------------------------------------
                                                                 1998            1997           1998              1997
                                                                 ----            ----           ----              ----
Revenues:
     Lease, license and service contracts                    $    45,000      $    9,000      $    45,000       $    10,500
     Interest income                                              88,000          42,900          312,800           148,500
     Other                                                         1,200             200            1,400             1,000
                                                             -----------      ----------      -----------      ------------
                                                                 134,200          52,100          359,200           160,000
                                                             -----------      ----------      -----------      ------------
  COSTS AND EXPENSES:
  Medical regulatory expenses                                    202,100         213,000        1,032,500         1,022,100
  Patent application costs                                        59,000         176,900          186,300           459,000
  Research and development costs                                 160,600         183,800          520,500           301,200
  Cost relating to options granted to consultants                197,400              --          615,400                --
  Sales, marketing and trade show costs                          265,600              --          443,100                --
  General and administrative:
     Compensation - officers and employees                       154,600         182,600          571,400           530,900
     Consultants                                                  71,500          43,200          193,500           138,200
     Legal fees                                                  401,800          47,300          730,000           203,100
     Accounting fees                                               7,500           9,500           39,800            31,100
     Rent and storage                                             72,200          49,800          192,300           152,400
     Insurance                                                    57,300          51,600          136,700           163,900
     Travel and entertainment                                     19,600          13,600           74,700            17,600
     Repairs and maintenance                                      38,500          31,500           64,000            89,800
     Depreciation and amortization                                28,500          26,600          103,000            79,200
     Payroll taxes                                                10,500          16,800           45,400            70,400
     Stock administrative fees                                     6,900          13,900           58,300            38,700
     Interest                                                      7,200           6,700           20,500            20,300
     Employee benefit plan                                        24,300              --          131,500                --
     Public relations and promotions                             195,200          30,300          422,900            48,200
     Other                                                        59,700          54,700          154,500           156,300
                                                            ------------    ------------     ------------      ------------
                                                               2,040,000       1,151,800        5,736,300         3,522,400
                                                            ------------    ------------     ------------      ------------
NET LOSS                                                    $ (1,905,800)   $ (1,099,700)    $ (5,377,100)     $ (3,362,400)
                                                            ============    ============     ============      ============

WEIGHTED AVERAGE NUMBER OF                                    15,315,530       1,369,230       14,815,017        11,218,407
COMMON SHARES OUTSTANDING                                   ============    ============     ============      ============

BASIC AND DILUTED LOSS PER SHARE                            $     (0.12)    $     (0.10)     $     (0.36)      $     (0.30)
                                                            ============    ============     ============      ============


         See accompanying notes to consolidated financial statements.

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                  (UNAUDITED)

                                                        Common Stock
                                            ------------------------------------
                                                 Number of                           Capital in Excess     Accumulated
                                            Shares Outstanding       Par Value          of Par Value          Deficit
                                            ------------------       ---------       -----------------     -----------
Balances, December 31, 1997                     13,814,859           $  13,800         $  24,370,900      $ (14,488,400)

Nine Months Ended September 30, 1998:

  Net loss                                              --                  --                    --         (5,377,100)
  Exercise of stock options and warrants         1,608,583               1,600             3,014,900                 --
  Cost relating to options
  granted to consultants                                --                  --               615,400                 --
                                                ----------           ---------         -------------       ------------
     Balances, September 30, 1998               15,423,442           $  15,400         $  28,001,200       $(19,865,500)
                                                ==========          ==========         =============       ============

         See accompanying notes to consolidated financial statements.

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                          Nine Months Ended September 30,
                                                                          -------------------------------
                                                                              1998              1997
                                                                          ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                               $(5,377,100)     $ (3,362,400)
   Adjustments to reconcile net loss to net
     cash flows from operating activities:
     Depreciation and amortization                                            103,000            79,400
     Cost relating to options granted to consultants                          615,400                --
     Changes in operating assets and liabilities:
       Accounts receivable                                                         --            (5,000)
       Inventories                                                               (200)              100
       Prepaid expenses and other current assets                               10,900            (8,500)
       Other assets                                                             8,600            (7,500)
       Accounts payable and accrued expenses                                  166,000            72,200
                                                                         ------------      ------------
         Net cash flows from operating activities                          (4,473,400)       (3,231,700)
                                                                         ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Software development costs                                                (269,900)               --
   Capitalized patent costs                                                  (343,000)               --
   Purchases of property and equipment                                        (72,500)          (88,600)
   Purchase of Colormate(R) Units                                            (830,800)               --
                                                                          -----------      ------------
         Net cash flows from investing activities                          (1,516,200)          (88,600)
                                                                          -----------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of common stock net of related costs              3,016,500         1,934,300
   Proceeds (payments) of amounts payable to related party                     19,100           (26,400)
   Payments of notes payable                                                   (3,700)           (3,900)
                                                                          -----------      ------------
     Net cash flows from financing activities                               3,031,900         1,904,000
                                                                          -----------      ------------

NET CHANGE IN CASH AND EQUIVALENTS                                         (2,957,700)       (1,416,300)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                   9,225,400         5,352,400
                                                                          -----------      ------------

CASH AND EQUIVALENTS, END OF PERIOD                                       $ 6,267,700      $  3,936,100
                                                                          ===========      ============
SUPPLEMENTAL CASH FLOW INFORMATION
   Interest Paid                                                          $     1,400       $    17,100
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

Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Patent Application Costs -- Patent application costs had been expensed previously because the Company was unable to determine the future recoverability of such costs. In the first quarter of 1998, the Company was able to determine future recoverability of such costs, due to marketing plans and potential business proposals. Accordingly, the Company has begun capitalizing certain patent application costs, commencing January 1, 1998, and will amortize the costs over the remaining patent lives, generally 10 to 15 years. The Company will assess the continuing carrying value of these assets when events and circumstances warrant.

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

Operating Difficulties -- Since 1989, the Company has incurred losses from operations and net cash outflows from operations, and has owned Colormate (R) System units since June 1991 whose ultimate recoverability depends upon the Company's future marketing success. The Company expects to license its patents and proprietary technology, rent or sell its equipment and market its related services and products to ultimately overcome these difficulties. In the event the Colormate (R) System units and related proprietary technology are not successfully leased/licensed and/or the products are not successfully marketed in the future, the principal effect may be a substantial write-down of the book value of such units and continued significant operating losses.

On July 30, 1997, the Company was granted clearance by the FDA for commercial marketing of the colormate (R) BiliTest (TM) Bilirubin Device for the non-invasive detection and monitoring of bilirubin infant jaundice in newborns by health care professionals in hospitals, pediatricians' offices or by home healthcare agencies. Since that date, the Company has had discussions with several companies interested in distributing the Colormate (R) Bilirubin Device and is currently negotiating with certain of these companies to reach a definitive agreement. It is not possible at the present time to determine the impact of this development on future cash flows.

The Company anticipates incurring significant additional expenditures related to manufacturing expenses, parts order, insurance, regulatory compliance and staffing and marketing expenses for the sales division as production and distribution commences over the next two quarters. Management expects that taking into account existing resources, anticipated revenues from future sales of the Colormate (R) units, anticipated payments received under any future distribution agreements and/or the proceeds of any additional financing, the Company will have sufficient liquidity at least until October 1999, although there can be no assurance of such result.

If the Company is able to profitably market its TLcoBiliTest(TM) medical device, Intellectual Properties, Colormate (R) units, new cosmetics line and products, the Company would use any cash flow obtained from operations, and may seek additional debt or equity financing, to further support and expand its operations. The Company's(R) System units for all applications will be marketed interchangeably, as the only difference between the different models are design, power supply improvements and software systems. There can be no assurance that the Company will not require additional funding. If the Company is not able to attract additional future financing, enter into distribution agreements generating such payments, generate significant revenue from operations and/or successfully market its products and technologies, at such point in time, it may have to significantly curtail and/or cease operations.

Legal Proceedings -- The Company and certain of its officers and directors were sued in three separate class actions ("Actions") brought in United States District Court, Southern District of New York. Two of the actions were brought in June 1998 and are entitled (i) L.F. Monk v. Chromatics Color Sciences International, Inc., Darby S. Macfarlane, Arthur Guiry, David K. Macfarlane and Leslie Foglesong and (ii) Daniel R. Marquis, on behalf of himself and all others similarly situated v. Chromatics Color Sciences International, Inc., Darby S. Macfarlane, Arthur Guiry and Leslie Foglesong. The third action was brought in August 1998, and is entitled Grunberg v. Chromatics Color Sciences International, Inc., Darby S. Macfarlane, Arthur Guiry, David Kenneth Macfarlane and Leslie Foglesong. Based on the Asensio Report discussed under "Recent Events" below, the plaintiffs in the Actions, on behalf of a class of the Company's stockholders, claim unspecified damages arising from alleged violations of the anti-fraud provisions of the federal securities laws, relating to (i) the alleged misleading nature of prior public disclosures and announcements made by the Company and (ii) sales of company stock by the individual defendants allegedly while in possession of material adverse non-public information regarding the Company's financial condition, prospects and the capabilities and potential market for the Company's Colormate(R) TLcoBiliTest(TM) Bilirubin Device. A motion has been made to consolidate the two actions brought in June 1998 and to approve a group of shareholders as lead plaintiffs and to approve the selection by the group of lead counsel.

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

Note 3 -- Colormate  Units

Colormate(R) Systems -- In connection with a license with Avon Products, Inc. ("Avon"), Avon paid approximately $4,600,000 to purchase color measurement instruments and related equipment for its use during the term of the license period. Due to missing and damaged units, Avon and the Company executed mutual releases at the termination of the lease on June 24, 1991, with the principal effect that the Company received 1,947 units of which 1,400 were useable and not in need of significant repair. For accounting purposes, the $700,000 estimated fair value of the nonproprietary equipment (based upon an independent appraisal of the complete units with allowances for the lack of a verifiable used equipment market, varying usage, the need for refurbishment and similar factors) was recorded as an asset. The 1,700 useable units of nonproprietary equipment were received in the form of (i) 1,400 complete units valued at $500 per unit and (ii) 300 complete units in need of significant repair that were assigned zero value. No valuation of the proprietary portion of the units or of the additional 247 unusable units returned by Avon was performed.

Following the FDA marketing clearance in 1997, the Company has decided to use certain components from the existing Colormate(R) units for use in the Colormate
(R) Bilirubin Device. The costs will be expensed as incurred, remaining components will not be valued and the cost currently assigned to the existing Colormate (R) units ($500 per unit) will be assigned to the Colormate (R) Bilirubin Device, as the current replacement cost of these components exceeds the book value of the Colormate (R) units.

In connection with the Company's efforts to distribute the Colormate (R) TLc o BiliTest (TM) Bilirubin Device and in anticipation of entering into the manufacturing agreement, the Company commenced purchasing equipment and component parts in the second quarter of 1998 (approximately $830,800 in the aggregate for the nine months ended September 30, 1998). At this time, the Company is uncertain as to whether it will sell or lease such equipment to customers; accordingly, the cost of such items, as well as units previously obtained from Avon Products, Inc. in connection with a prior license agreement, has been classified as a non-current asset in the accompanying consolidated balance sheets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  The following is intended to update the information contained in the Company's Form 10-K for the year ended December 31, 1997 (the "Form 10-K") and presumes that readers have access to, and will have read, Management's Discussion and Analysis contained in the Form 10-K.

                  EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS "BELIEVE," "ANTICIPATE," "THINK," "INTEND," "PLAN," "WILL BE," "EXPECT" AND SIMILAR EXPRESSIONS IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REGARDING FUTURE EVENTS AND/OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED IN "RISK FACTORS" BELOW AT PAGES 15 TO 29, WHICH COULD CAUSE ACTUAL EVENTS OR THE ACTUAL FUTURE RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT. SUCH RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS, THE AVAILABILITY OF ANY NEEDED FINANCING, THE COMPANY'S ABILITY TO IMPLEMENT ITS BUSINESS PLAN FOR VARIOUS APPLICATIONS OF ITS TECHNOLOGIES, INCLUDING MEDICAL AND INDUSTRIAL APPLICATIONS, THE COMPANY'S ABILITY TO ENTER INTO AGREEMENTS WITH MANUFACTURING, MARKETING AND DISTRIBUTION PARTNERS, THE OBTAINING AND MAINTAINING OF AND COMPLIANCE WITH REGULATORY APPROVALS OR CLEARANCES APPLICABLE TO APPLICATIONS OF THE COMPANY'S TECHNOLOGY, THE IMPACT OF COMPETITION, THE MANAGEMENT OF GROWTH, AND OTHER RISKS AND UNCERTAINTIES THAT MAY BE DETAILED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. IN LIGHT OF THE SIGNIFICANT RISKS AND UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF SUCH STATEMENTS SHOULD NOT BE REGARDED AS A

REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED.

Overview

                  Chromatics Color Sciences International, Inc., (the
"Company") was formed in 1984 to research and develop and to commercialize certain intellectual property rights, proprietary technology and instrumentation in the field of color science (collectively, the "Intellectual Properties") for marketing to a variety of industries, including, but not limited to, the medical, dental, biological, cosmetic, hair color, beauty-aid and fashion industries. The Intellectual Properties relate to the application of color science technology to the scientific measurement and analysis of human skin, tissue, fluid, hair, teeth or biological subject, the classification of such measurements, the detection and monitoring of conditions affecting the coloration of such human skin, tissue, fluid, hair, teeth or biological subjects and the scientific classification and color-oriented organization of various consumer-sensitive products such as cosmetics, tooth enamel, hair color, hosiery, fashion, textiles, etc. The Company has incorporated certain of the Intellectual Properties into a proprietary color measurement system and software marketed for various commercial applications as the Colormate (R) System (the "Colormate (R) System"). The Company has developed Intellectual Properties which it believes are capable of detecting and monitoring certain chromogenic diseases and disorders, which are defined by the Company as those which are diagnosed or monitored by the coloration of human skin, tissue or fluid being affected ("Chromogenic Diseases"). In this regard, the Company developed a Colormate (R) TLco BiliTest (TM) device to measure the incremental change of the yellow content of the skin color in newborns to monitor bilirubin infant jaundice. On July 30, 1997, the Company received U.S. Food and Drug Administration ("FDA") clearance for commercial marketing of the Colormate (R) TLc o BiliTest (TM) device for the non-invasive monitoring of bilirubin infant jaundice in newborns by health care professionals in hospitals, pediatricians' offices or by home healthcare agencies (the "Colormate (R) TLc oBiliTest (TM) Bilirubin Device" or the "o (R) TLc BiliTest (TM)"). The Company's efforts are currently focused on seeking to commercialize this medical application of its Intellectual Properties for non-invasive detection and monitoring of bilirubin infant jaundice. See "Risk Factors."

                  The Company also has developed its own line of scientifically color coordinated proprietary cosmetics ("My Colors by Chromatics(TM)") and scientifically color coordinated proprietary color charts and material swatchpacks for use in the cosmetics, beauty, dental and fashion industries. The Company's (R) System products, cosmetic line and material swatchpacks for the cosmetic, beauty and fashion industries are referred to herein collectively as the "Beauty-Aid Products."

                  The Company's marketing activities have principally involved licensing the Intellectual Properties, including conducting laboratory product chromaticity studies ("Chromaticity Studies"), leasing the Colormate (R) System and marketing the Beauty-Aid Products, all in the cosmetic, hair color, beauty aid and fashion industries (i) in a national sales program (the "Avon Project") with Avon Products, Inc. ("Avon"), and in limited test markets with Clairol, Inc. ("Clairol") and Hanes Hosiery, Inc. ("Hanes"), all conducted prior to June 1991, and (ii) under a current agreement with Gordon Laboratories, Inc. ("Gordon Laboratories") and under certain leases and licenses to beauty-related businesses and beauty salons. Although the Company from time to time has been engaged in preliminary discussions (including limited consumer testing and laboratory Chromaticity Study activities) for use of its technology in the cosmetics, dental and beauty aid fields, there can be no assurance that any final agreements will be reached. In this regard, the Company has completed research and development for the working prototype of a hand-held less expensive light-emitting diode ("LED") model of the Colormate (R) System (the "Colormate
(R) LED Device") which the Company anticipates may enhance its marketing efforts in these fields.

                  In 1997, the Company furthered implementation of its long-range plans to exploit certain medical applications for its technology. In this regard, the Company submitted a marketing application for its Colormate (R) unit for a certain medical application with the FDA on November 14, 1996. The application, known as a premarket notification or 510(k) submission, was accepted officially for filing and review by the FDA on November 18, 1996. The application requested, and on July 30, 1997, the Company received from the FDA's Center for Devices and Radiological Health ("CDRH"), marketing clearance pursuant to a "substantial equivalence" determination order, in the form of a letter dated July 24, 1997, authorizing the Company to commercially distribute its Colormate
(R) Bilirubin Device for non-invasive detection and monitoring of bilirubin infant jaundice in newborns by healthcare professionals. The "substantial equivalence" order states that the Company must comply with the medical device "general controls," e.g., device establishment registration, medical device listing, good manufacturing practices quality system regulations ("QSR"), labeling, and the statutory prohibitions against adulteration and misbranding. The order also states that the Colormate (R) device is a Class II device which may be subject to additional "special controls." The Company and its consultants have prepared the necessary procedures and documentation in furtherance of complying with such QSR regulatory requirements and obtaining ISO 9000 certification. The Company intends to maintain compliance with any applicable "general controls" and "special controls" for purposes of commercial distribution but there can be no assurance it will be able to do so. See "Risk Factors."

                  Since inception the Company has financed its operations through (i) private placements of its securities, (ii) collaborative research and development arrangements with licensees, (iii) cash receipts from lease and licensing agreements, (iv) loans from private investors and certain shareholders, (v) the February 1993 initial public offering (the "IPO") and (vi) the proceeds of exercise of stock options and warrants. Over the past two years, the Company has used substantial portions of the proceeds of such exercise, and proceeds from the private placement in 1995 and 1996 of its securities, to further its long-range business plan with respect to the medical application of its technologies and for the development of the Colormate (R) units, including a transcutaneous bilirubinometer.

                  The Company has incurred significant research and development and marketing expenses since inception, resulting in losses from operations since 1990 and, prior to its IPO, negative shareholders' equity. In particular, over the past two years, the Company has incurred significant FDA related expenses, research and development expenses and marketing start-up expenses relating to the Colormate (R) TLc o BiliTest (TM) Bilirubin Device. The Company also has not achieved significant operating revenues from marketing its Intellectual Properties, Beauty-Aid Products and Colormate (R) units in the cosmetic and beauty aid industries since termination of the Avon Project in 1991, and has never generated any revenue from licensing its Intellectual Properties or the Colormate (R) System in any industry other than the cosmetics, haircolor, beauty aid and fashion industries. See Note 1 of Notes to Financial Statements and "Risk Factors."

                  Since 1990 limited revenues have been derived from licenses, leases, service contracts and Beauty-Aid Product sales to several beauty-related businesses, testing and laboratory fees from potential licensees evaluating the Company's technology, and from an exclusive licensing and lease contract with IMS Cosmetics, Inc. ("IMS"). In 1997 and the first three quarters of 1998, the Company did not generate any lease, license and service contract revenues from IMS. To the extent the Company receives payments from licensees, distributors or other sources, such payments may occur at various times during the year. Accordingly, these payments have had, and payments that may be received in the future will have, a significant impact on quarter-to-quarter comparisons inasmuch as the Company has not developed stable sources of repeat revenues. From December 31, 1990 until the IPO, the Company had been primarily engaged in (a) pursuing the Company's litigation against Avon, (b) developing and testing further applications of the Intellectual Properties and Colormate(R) units, such as the clinical research studies for medical applications, and (c) obtaining additional financing to support marketing of the Company's Intellectual Properties, systems, Beauty-Aid Products and related services.

                  The Company's ability to generate revenues in the future will depend on its success in marketing its Intellectual Properties, the related Chromaticity Studies capabilities, the Colormate (R) TLc o BiliTest (TM) Bilirubin Device, the Colormate (R) units and the Beauty-Aid Products. In addition, the Company's future ability to generate revenues from its technologies and its Colormate (R) units will depend on, among other things, the Company's ability to establish marketing, distribution and manufacturing arrangements with third parties. If these efforts are not successful in the future, the principal effect would be a write-down of the book value of the Colormate (R) units and an impairment of the Company's ability to obtain future financing, which could result in diminution in the value of an investment in the Company. There can be no assurance the Company will be able to establish such arrangements, timely place such units or identify alternative markets. See "Risk Factors."

Recent Events

                  The Company experienced a series of significant developments during the first nine months of 1998, summaries of which are provided below. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" for additional information.

                  On November 3, 1998, the Company executed a renewable four-year medical device manufacturing agreement under which the contract manufacturer is the exclusive manufacturer/assembler and packager of two models of the Company's instrument for noninvasive monitoring of bilirubin infant jaundice for distribution in the United States (subject to limited volume exceptions with respect to one model of the instrument). The manufacturer also has a right of first refusal to match third-party bids to manufacture/assemble and package a third model of such instrument and a further right of first refusal to match third-party bids to manufacture/assemble and package the two models referenced above for distribution outside the United States. In this regard, subject to any failure of the manufacturer to exercise its right of first refusal to match third-party bids (thus permitting the Company to use other manufacturers), the manufacturer is the Company's sole source of supply for the instrument. Under the agreement, the Company is responsible for providing to the manufacturer, for assembly, certain component parts.

                  On September 1, 1998, the Company entered into a lease and license agreement with Nordstrom, Inc. ("Nordstrom") granting Nordstrom a license to use the Colormate (R) System to formulate and recommend Nordstrom's "C2O Color to Order" line of proprietary cosmetic products in four Nordstrom flagship department stores. The products will be introduced and evaluated over a three month period for potential extended use, including additional store locations. In connection with this license agreement, the Company is collaborating with a consultant to provide training, marketing, sales, promotional and liaison services (including assisting in development of all applicable non-color product formulas, manuals, promotional materials and training aids) at each of the four Nordstrom's stores.

                  During the first and second quarters of 1998, a significant "short position" built up in the Company's publicly traded common stock. In June 1998, a series of negative, and what the Company believes to be false, press reports were issued by Asensio and Company, Inc. ("Asensio") (a short-seller which publicly admitted it held a 300,000 share short position in the Company's stock) amid increased trading volume and short-selling activity in the Company's stock. The Company publicly responded to these reports, denying Asensio's allegations and providing additional support for the Company's prior public statements. The public trading price of the Company's stock decreased from 12 1/4 to 4 1/2 in the two days immediately following Asensio's reports (and decreased from a high of 17 5/8 on May 4, 1998 before such reports and increased trading activity, to 3 3/4 on June 30, 1998 and to a low of 2 15/16 on September 1, 1998). Following the release of the Asensio reports, the Company and certain of its officers were sued in federal class actions alleging violations of the securities laws based on Asensio's allegations. The Company believes the suits are without merit and intends to defend them vigorously. The Company is also exploring all of its legal remedies against those persons it believes have unlawfully harmed the Company. See "Risk Factors" and "Legal Proceedings."

                  As a result of these recent actions and in order to assist the Company in connection with certain related investor relations and public relations matters, the Company retained Rubenstein Associates, Inc., in addition to the existing public relations services provided by Hill & Knowlton.

                  Although the Company has been in ongoing negotiations to reach a definitive agreement for global distribution of the Colormate (R) TLcoBiliTest(TM), the Company has experienced delays in concluding these negotiations in order to provide additional due diligence and supporting materials requested, as a result of the recent flurry of press reports and legal activity surrounding the Asensio allegations. The Company's board of directors, executives, financial consultants and legal advisors intend to evaluate the distribution proposals, accommodate due diligence requests and review applicable legal documentation.

                  In response to the interest generated for the Corlormate(R) TLc BiliTest (TM) at the Company's exhibitions to the medical community, the Company recently opened a medical marketing, sales and distribution support division in Connecticut. The Company has entered into an office lease for this division and has hired Sheila Kempf as Vice President of this medical division, in addition to two regulatory personnel, two registered nurses, administrative staff and is in the process of seeking to hire national sales managers for this division. Ms. Kempf is a former Vice President - Marketing of Corometrics, a Marquette Medical Inc. company, and a former director of Marketing for Sensors and accessories of Nelcor Puritan Bennet, Inc. and has extensive experience for over 13 years in the medical marketing field. Ms. Kempf holds a bachelor of science nursing degree from Villanova University and a masters degree from Columbia University. The newly formed division will initially provide support for the Colormate (R) TLc o BiliTest (TM) TLcoBiliTest(TM) delivered to customers in the medical community, including hospitals, pediatricians, clinics and home health care agencies, and will perform delivery, training and in-servicing for customers initially generated by the Company's presentations to the medical community.

                  The Company thus far in 1998 has presented the Colormate (R) TLc o BiliTest (TM) at the Pediatric Academic Society (New Orleans), Sinomed (China), International Congress of Pediatrics (Amsterdam), the National Association of Neonatal Nurses (Cincinnati), the American Academy of Pediatrics (San Francisco) and at the 5th Annual Pediatric Critical Care Medicine Conference (China). The Company's medical division will additionally be available to provide the training, technical and marketing support anticipated in the transition period expected when the Company enters into any contracts with potential global distributors, oversee the setup of the new offices to be opened in Beijing China (for which 2 employees have been hired, as discussed below), coordinate the business relationships with the Ministry of Health in China and develop the marketing plans for the home health care markets for the Colormate (R) TLc BiliTest (TM) worldwide.

                  In support of its marketing efforts to the medical community, the Company began independent multi-center studies of the Colormate
(R) TLc o BiliTest (TM) Bilirubin Device. These studies were successfully completed at William Beaumont Hospital (Detroit) and Parkland Hospital (Dallas) and showed a high correlation between the results of the Company's technology and standard blood serum testing.

                  In October 1998, the Company initiated clinical trials of the Colormate (R) TLcoBiliTest(TM) at the Beijing OB GYN Hospital in China. The Company has hired two employees in South Africa and in November 1998 initiated clinical trials of the Colormate(R) TLcoBiliTest(TM) in monitoring bilirubinemia at King Edward Hospital in Durban. In addition, in 1998 and early 1999, the Company anticipates commencing multicenter studies of the Colormate (R) TLc o BiliTest(TM) in monitoring bilirubinemia in a number of hospitals located in the United States, England, Israel, Brazil and Argentina, although there can be no assurance of the exact timing of implementation at each hospital. These studies, as well as those to be conducted in South Africa and Beijing, are being coordinated by Dr. Jeffrey Maisels pursuant to international testing protocols developed by Dr. Maisels.

                  In connection with the Company's efforts to distribute the Colormate (R) TLc o BiliTest (TM) Bilirubin Device and in anticipation of entering into the manufacturing agreement, the Company commenced purchasing equipment and component parts in the second quarter of 1998 (approximately $830,800 in the aggregate for the nine months ended September 30, 1998).

                  All of these medical marketing, manufacturing and support activities were contemplated by the Company for distribution of the Colormate
(R) TLc o BiliTest (TM), to ensure that no time was lost in the regulatory, technical, manufacturing, sales and training transition following the Company entering into agreements with distribution partners to distribute the Colormate (R) TLc o BiliTest (TM) . There can be no assurance the Company will be able to successfully conclude negotiations or enter into definitive distribution agreements or that its efforts to market the Colormate (R) TLcoBiliTest(TM) will be successful.

                  In July 1998 following internal review board approval from Mt. Sinai, Dr. Mark Lebwohl, chairman of the Department of Dermatology at Mt. Sinai, commenced clinical trials of the Colormate (R) non-invasive medical technology for dermatological use in determining the appropriate levels of phototherapy to treat various skin diseases, and patient tolerance for such levels of phototherapy by quantifying the amount of pigmentation and hence, photo-sensitivity in the skin of patients. This potential dermatological application of the Company's proprietary technology and device would be for patients for a variety of diseases including psoriasis, excema, cutaneous T-cell lymphoma, vitiligo, and others. Post inflammatory hyperpigmentation also would be a condition subject to monitoring by the Colormate (R) System. The noninvasive measurement of the skin by the Company's Colormate (R) System will be tested and verified against minimal erythema dose-testing including the Fitzpatrick skin type test. The results of these studies are intended to be used in support of future applications for FDA marketing clearance of the Company's technology for such uses.

                  The Company launched the Colormate (R) TLc o BiliTest (TM) Bilirubin Device to the Chinese medical community at the Sinomed '98 Exhibition, the 7th China International Medical Equipment and Facilities Exhibition ("Sinomed"), held from June 9 to June 12 in Beijing, the People's Republic of China. This exhibition was attended by over 80,000 physicians, healthcare professionals, hospital administrators and medical equipment manufacturers and distributors. In conjunction with Sinomed, doctors from the Company's Medical Advisory Board conducted seminars on the technology and use of the Colormate (R) TLc BiliTest (TM) at two hospitals in Beijing. In connection with SINOMED, the Company signed a Memorandum of Understanding ("M.O.U.") with the International Health Exchange Center, Ministry of Health ("M.O.H.") of the People's Republic of China in Beijing regarding the Company's Colormate (R) TLc o BiliTest (TM) non-invasive newborn bilirubin detection and monitoring device. Under the M.O.U., the M.O.H. will launch a nationwide study and develop a plan on the most advantageous structure to implement the device's use in the People's Republic of China, based on the results of the study. There can be no assurance as to the timing of the actions anticipated to be taken by M.O.H.

                  The Company also announced that it signed a letter of intent with the China National Medical Equipment and Supplies, Import and Export Corporation, M.O.H., People's Republic of China, which is interested in supporting the distribution of the Company's device, including investigations for acceptable price structures for marketing the Colormate(R) TLcoBiliTest(TM) in China. There can be no assurance as to the timing of the actions anticipated to be taken by M.O.H.

                  In support of any potential distribution partner and the relationships established between the Company and the M.O.H., other officials, physicians and the Chinese business community, the Company will continue to support these collaborations with the People's Republic of China and in this regard is in the process of opening an office in Beijing and has hired two Chinese representatives of the Company to expedite the Company's potential for manufacturing, marketing and distribution of the Colormate (R) TLc o BiliTest
(TM) in China.

                  The Company launched the Colormate (R) TLc o BiliTest (TM) Bilirubin Device to the European medical community at the International Congress of Pediatrics and the First International Congress of Pediatric Nursing, held in Amsterdam on August 4 to August 14. The conference, held every 4 years, is one of the largest pediatric conferences in Europe with attendance of approximately 8,000 pediatricians, neonatologists and health care professionals. At the conference, Dr. Ian Holzman, Chief of Newborn Medicine at Mt. Sinai Hospital, New York, presented a paper on the results of extensive clinical trials of the Colormate (R) TLc o BiliTest (TM) Bilirubin Device at two hospitals in New York. Dr. Holzman's paper on the studies was published in the September 1998 issue of Pediatrics.

Results of Operations

                  The Company incurred net losses of $1,905,800 and $1,099,700 for the three month periods ended September 30, 1998 and 1997 respectively, and $5,377,100 and $3,362,400 for the nine-month periods ended September 30, 1998 and 1997, respectively, as revenues received have not been significant relative to the Company's expenses incurred in implementing its business plan. Loss per share increased from $.30 to $.36 per share in the 1998 nine month period compared to the 1997 nine month period, despite the 1998 nine month period being favorably impacted by a significant increase of 3,596,610 weighted average number of shares outstanding attributable to the exercise of options and warrants. The dollar increase in such losses in the 1998 three and nine month periods as compared to the 1997 three and nine month periods is primarily attributable to the Company continuing implementation of its long-range business plan to seek commercial applications of its Intellectual Properties and technologies in the medical field, including an increase in costs and expenses regarding: consultants' compensation; expenses relating to legal fees incurred in respect of the Company's negotiations with its medical device manufacturer and potential distribution partners, the recent litigation and matters related to the short selling activities in the Company's stock, and regulatory compliance in respect of manufacturing of the Company's Colormate (R) TLc o BiliTest (TM); sales, marketing and trade show expenses, primarily attributable to the Company's presentations at the Annual Convention of the Pediatric Academic Societies, the Sinomed Conference in China, the International Congress of Pediatrics, the National Association of Neonatal Nurses, the American Academy of Pediatrics and the 5th Annual Pediatric Critical Care Medicine Conference in China; option grants; public relations and promotions; and contributions to the new employee benefit plan. These increased expenses were partially offset by a decrease in patent application costs, as the Company has begun capitalizing certain of these expenses in 1998. See Note 1 of Notes to Financial Statements. In connection with the Company's efforts to distribute the Colormate (R) TLc o BiliTest (TM) Bilirubin Device and in anticipation of entering into the manufacturing agreement, the Company commenced purchasing equipment and component parts in the second quarter of 1998 (approximately $830,800 in the aggregate for the nine months ended September 30, 1998).

                  Although the Company anticipates that the future expenses regarding FDA application costs and related patent application costs should be significantly less than amounts incurred prior to receipt of the FDA marketing clearance, the Company will continue to incur significant additional costs and expenses in connection with manufacturing, FDA manufacturing regulations and state regulatory requirements as well as foreign market clearances. Additional expenses are anticipated in connection with certain international multicenter studies being conducted on the Colormate (R) TLc o BiliTest Bilirubin Device. See "Recent Events." In addition, the Company expects to incur significant expenses relating to manufacturing expenses, products liability insurance, legal and regulatory compliance, including QSR/GMP quality system compliance, as well as research and development for new potential applications, as it implements the next phase of its efforts to commercialize the medical application of its technology. The Company also anticipates significantly higher compensation expenses in connection with increased hiring to staff its medical division. See "Liquidity and Capital Resources," below. The Company will also incur additional expenses implementing additional testing and clinical trials of its technologies for the possible monitoring and diagnosis of other chromogenic diseases. See "Recent Events." Further, the Company anticipates significantly higher legal expenses in connection with its defense of certain class action suits that have been brought against the Company and as the Company explores all of its potential legal remedies. See "Legal Proceedings."

                  In the first nine months of 1998, the Company focused its resources on implementation of its long-range business plan for the FDA-cleared medical applications of its technologies and received no revenues from operations. The Company believes the absence of sales in the 1998 nine-month period was also attributable to ongoing delays in manufacturing certain color shades of the Company's new line of cosmetic products for its Colormate (R) System (which delays were attributable to finalizing color formulations). The Company anticipates the new cosmetics will be ready to market in the winter of 1998-1999 pursuant to the Nordstrom's contract, although there can be no assurance of this.

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

Liquidity and Capital Resources

                  Current assets decreased by $2,968,400 at September 30, 1998 as compared to December 31, 1997, primarily attributable to a decrease in cash and cash equivalents resulting from the purchase of equipment and component parts in respect of future manufacturing, sales, marketing and trade show costs, legal fees and public relations and promotions.

                  As indicated in the Company's Statements of Cash Flows, the Company continued to experience significant negative net cash flows from operating and investing activities in the first nine months of 1998. The 1998 increase in cash outflows from operating activities is primarily attributable to the increase in the Company's net loss, offset by an increase in non-cash compensation costs to consultants. Cash flows from financing activities during the 1998 period principally represent $3,016,500 from the issuance of Common Stock (net of related costs) representing the receipt of proceeds from the exercise of options and warrants.

                  Although the Company anticipates that penetration of the medical marketplace will be through establishing relationships with specialized distributors, rather than through a direct sales force, the Company has established a medical division to support its own efforts to initially market and distribute the Colormate TLc oBiliTest (TM) , and to support training, technical and marketing efforts in the transition period once the Company enters into distribution arrangements. See "Recent Events" and "Risk Factors." Management believes that if its proposed marketing plans for nonmedical applications of its technology are successful, then it will generate revenues from fees from the licensing of the Intellectual Properties and leasing of the Colormate(R) units, consulting fees, and sales of cosmetics, although there can be no prediction or assurance as to which, or whether any, of these potential revenue sources will be successful. In the first three quarters of 1998, such licensing, leasing and sales yielded no revenue, primarily because the Company devoted its resources to the commercialization of its technologies for medical application and because the Company's new cosmetics line was not yet available.

                  The Company anticipates incurring significant additional expenditures related to manufacturing expenses, parts order, insurance, regulatory compliance and standing and marketing expenses for the sales division as production and distribution commences. Further, the Company anticipates significantly higher legal expenses in connection with its defense of certain class action suits that have been brought against the Company and as the Company explores all of its potential legal remedies. Management expects that taking into account existing resources, anticipated revenues from future sales of the Colormate (R) units, anticipated payments received under any future distribution agreements and/or the proceeds of any additional financing, the Company will have sufficient liquidity at least until October 1999, although there can be no assurance of such result.

                  If the Company is able to profitably market its Intellectual Properties, Colormate(R) units and Beauty-Aid Products, the Company would use any cash flow obtained from operations, and may seek additional debt or equity financing, to further support and expand its operations. The Company's Colormate(R) units will be marketed interchangeably as the only differences between the different models are design and power supply improvements and software systems. There can be no assurance that the Company will not require additional funding. If the Company is not able to attract additional future financing, enter into a distribution agreement generating such payments, generate significant revenue from operations and/or successfully market its products and technologies, at such point in time, it may have to significantly curtail and/or cease operations.

Risk Factors

                  Limited Operating History. The Company has a limited operating history upon which its prospects can be evaluated. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. Until 1986, the Company was principally engaged in research and development relating to the Intellectual Properties, Colormate (R) units and the Company's Beauty-Aid Products. From early 1986 through October 1987, the Company was engaged in limited test-marketing of certain of the Intellectual Properties and Beauty-Aid Products through its former licensees. From October 1987 until June 1991, the Company was principally engaged in the Avon Project. Since 1991, the Company has been engaged in the research and development of its Colormate (R) TLc o BiliTest (TM) Bilirubin Device for the monitoring of bilirubin infant jaundice, the development of prototypes of additional versions of the Colormate (R) unit and the refinement of its technologies for other applications. From October 1990 to date, the Company has not conducted any material revenue producing operations and there can be no assurance it will be able to do so in the future. The Company's business is subject to the risks inherent in the development of new products using new technologies and approaches, many of which are beyond the Company's control, such as unanticipated development, manufacturing and regulatory delays and expenses. There can be no assurance that unforeseen problems will not develop with these technologies or applications, that the Company will be able to successfully address technological challenges it encounters in its research and development program or that commercially feasible products will ultimately be developed and marketed by the Company.

                  Operating Losses. The Company has incurred significant losses from operations for the year ended December 31, 1997 and the nine months ended September 30, 1998, ($5,053,100 and $5,377,100, respectively), as well as in prior periods. The Company anticipates incurring increased operating expenses as the Company attempts to expand its marketing and sales activity and otherwise continues to implement its business plan, including its business plan for the medical application involving the monitoring of hyperbilirubinemia. There can be no assurance the Company will not continue to incur such losses or will ever generate revenues at levels sufficient to support profitable operations.

                  Need for Additional Financing; Cessation of Operations. The Company has limited resources and has not been able to finance its activities with cash flow from operations since fiscal 1989. There can be no assurance that the Company will not continue to incur operating losses. There can be no assurance that remaining proceeds from the previous exercise of its Placement Agent Warrants and Warrants together with any anticipated sales revenues, future distributor payments and/or additional financing, if any, will be sufficient to fund operations until October 1999, that sufficient sales levels, if any, will be achieved thereafter to fund operations or that the Company will not incur additional unanticipated expenses. In this regard, if the Company is unable to successfully market its Intellectual Properties, Colormate (R) units and Beauty-Aid Products, and in particular, its Colormate (R) TLc o BiliTest (TM) for monitoring of bilirubin infant jaundice, it is extremely doubtful it will be able to obtain additional future financing and, at such point, may have to cease operations. The Company's continued operation will depend on the successful marketing of the Colormate (R), its ability to obtain significant commercial sales of the Beauty-Aid Products and/or licensing and leasing fees from its Intellectual Properties and the Colormate (R) units, and the availability of future financing. The Company expects that additional financing will be required to commercialize the Colormate (R) TLc oBiliTest (TM) and any additional medical application of its technologies. There can be no assurance that the Company will be able to obtain additional financing or distributor payments, such commercial sales or fees, in which case the Company's operations would be materially adversely affected and it may be forced to significantly curtail and/or cease operations.

                  No Assurance of Successful Commercialization of Colormate
(R) TLc o BiliTest (TM) Bilirubin Device. The Company's current ability to generate revenues and to achieve profitability and positive cash flow in the immediate future substantially will depend on the successful introduction of the medical application of its technology to monitor bilirubin infant jaundice. Although the Company is aware that studies have been conducted on non-invasive transcutaneous bilirubinometer devices other than the Colormate
(R) TLc o BiliTest (TM) , the Company believes the ability of the Colormate
(R) TLc o BiliTest (TM) to accurately provide an estimate of serum bilirubin levels in babies over a wide range of gestation, in babies of all racial categories and in babies receiving phototherapy, distinguishes it from the only other existing non-invasive bilirubinometer with FDA clearance for commercial marketing. The Company believes its Colormate (R) TLc o BiliTest
(TM) Bilirubin Device provides a new
alternative for the monitoring and screening of bilirubin infant jaundice, but there can be no assurance that it will gain market acceptance. There is no assurance that the Company's Colormate (R) TLc o BiliTest (TM) Bilirubin Device for monitoring bilirubin infant jaundice, or other future medical applications of the Company's technology, will be capable of being produced in commercial quantities at acceptable costs, or even if all regulatory and reimbursement approvals are obtained, will be successfully marketed or achieve any significant degree of market acceptance among physicians, health care payors and others. To date, except for the FDA marketing clearance, the independent hospital clinical studies and related information regarding the Company's Colormate (R) TLc o BiliTest (TM) Bilirubin Device, and the Company's presentations in 1998 at various medical community exhibitions, the medical community generally has had no exposure to the Company or its proposed medical application. See "Recent Events." Because the medical community is generally relatively slow to adopt new technologies, procedures or devices, the Company might be unable to gain access to potential customers in order to attempt to demonstrate the operation and efficacy of its Intellectual Properties in the medical field. Even if the Company gains access to potential customers, no assurance can be given that members of the medical community will perceive a need for or accept the Company's proposed medical application.

                  Physicians and other health care professionals will not recommend or use the Colormate (R) TLc o BiliTest (TM) Bilirubin Device unless they determine, based on experience, clinical data, relative cost, and other factors, that the Colormate (R) TLc o BiliTest (TM) Bilirubin Device is an attractive alternative to current traumatic blood tests that have a long history of safe and effective use. The Company has begun to conduct additional independent studies in order to achieve acceptance in the medical community. See "Recent Events." The Company believes that recommendations by physicians and clinicians will be essential for the market acceptance of these products, and there can be no assurance that any such recommendations will be obtained. To the extent the Company is able to market and distribute its Colormate (R) TLc o BiliTest (TM) Bilirubin Device for non-invasive monitoring of bilirubin infant jaundice, broad market acceptance of the Company's device will require the training of numerous physicians and clinicians, and the time required to complete such training could result in a delay of commercial distribution to the medical market. Moreover, obtaining and maintaining health care payors' approval of reimbursement for the Company's products, and the level of reimbursement made available, will be an important factor in establishing pricing, structure and market acceptance. In addition, purchase decisions for the device will be greatly influenced by health care administrators who are subject to increasing pressures to reduce costs. Some purchasers, such as hospitals, pediatrician's offices and home health care facilities, also might be reluctant to purchase products from a company that has not demonstrated the ability to satisfy ongoing delivery requirements. In addition, hospitals, clinics and pediatricians may be unwilling or unable to commit funds to the purchase of the Company's Colormate (R) TLc o BiliTest (TM) Bilirubin Device due to institutional budgetary constraints.

                  User acceptance of these products will depend on many factors, including physician recommendations, the degree, rate and severity of potential complications, the cost and benefits compared to competing products or alternative medical treatments, available reimbursement and other considerations. In addition, the Company's pricing policies could adversely impact market acceptance of these products as compared to competing products and alternative treatments. If any of the Company's marketing or development programs are not successfully completed, required regulatory approvals or clearances are not obtained or maintained, or products for which approvals or clearances are obtained (such as the Colormate (R) TLc o BiliTest (TM) ) are not commercially successful, the Company's business, financial condition and results of operations would be materially adversely affected.

                  Presently, the Company conducts its research and development through its Spokane, Washington office. There can be no assurance that the Company will be able to successfully address any problems that may arise during the commercialization process of its Colormate (R) TLc o BiliTest (TM) Bilirubin Device.

                  Early Stage of Development of Other Potential Medical Applications. Although the Company has received FDA clearance to commercially market its Colormate (R) Bilirubin Device as described above, has conducted early stage research and commenced initial clinical studies with respect to certain other Chromogenic Diseases identified by the Company (See "Recent Events"), the Company's clinical and research development programs for other medical applications of its technology are at a very preliminary stage and substantial additional research and development and clinical trials will be necessary before commercial versions of any additional proposed products can be submitted for FDA clearance and produced for other such medical applications. The Company could encounter unforeseen problems in the development of such other products such as delays in conducting clinical trials, delays in the supply of key components or delays in overcoming technical hurdles. There can be no assurance that the Company will be able to successfully address the problems that may arise during the development/commercialization process. In addition, there can be no assurance that any of the Company's proposed products for any such other medical application will be successfully developed, proven safe and efficacious in clinical trials or meet applicable regulatory standards and requirements.

                  Risks Associated With Medical Business Plan and Strategy; Need for Additional Personnel. The Company has formulated its medical business plan and strategy based upon certain assumptions regarding the size of the bilirubin monitoring market, the Company's anticipated short term and eventual share of this market, the price at which the Company believes it will be able to sell its products, and consumer acceptance of the Company's products. There can be no assurance that the Company's assumptions will prove to be correct. The Company's ability to operate in the future will depend upon many factors, including technological advances and product obsolescence; levels of competition, including the entry into the market of additional competitors and increased success by existing competitors; changes in general economic conditions; increases in operating costs including costs of production, supplies, personnel or equipment; and changes in requirements and regulations promulgated by applicable federal, state and local regulatory authorities. There can be no assurance that the Company will successfully obtain or apply the human, operational and financial resources needed to manage a developing business. Failure by the Company to manage its growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

                  In order to generate and service sales of the Company's medical product, the Company needs to attract and retain significant additional senior and midlevel personnel experienced in marketing and sales in the medical industry. The Company currently has only 31 full-time employees, of which 12 are medical marketing or regulatory personnel. In order to effectively launch its marketing and sales strategy for the medical market, the Company will need to hire additional sales, marketing, technical and operations personnel. The success of the Company will also be dependent upon its ability to hire, train and retain new and existing personnel. The Company will compete with other companies with greater financial and other resources for such qualified personnel. There can be no assurance that the Company will be able to hire and retain additional personnel to support the Company's marketing, sales, research and product development efforts.

                  Lack of Marketing and Sales Experience. In order to successfully market and sell its Colormate (R) units, including the Colormate
(R) TLc o BiliTest (TM) Bilirubin Device, the Company must either develop a medical marketing and sales force or enter into arrangements with third parties to market and sell the devices. See "Recent Events." The Company has not previously licensed its Intellectual Properties for use in any industry other than the beauty aid, hosiery and cosmetics industries and management of the Company has not had any experience in marketing the Intellectual Properties, Colormate (R) units or Beauty-Aid Products in any other field. Prior to licensing the Company's Intellectual Properties in any other industry, including the cosmetic, beauty aids and fashion industries, the Company will be required to develop additional marketing skills relevant to such industries and conduct significant further marketing activity, and in certain of these industries, overcome regulatory hurdles, professional skepticism and develop specific practical applications therefor, which to date has not been achieved. There can be no assurance that the Company will be able to successfully develop a marketing and sales force or that it will be able to enter into marketing and sales agreements with third parties on acceptable terms. If the Company develops its own marketing and sales capabilities, it will compete with other companies that have experienced and well-funded marketing and sales operations. In addition, the Company's Colormate (R) TLc o BiliTest (TM) Bilirubin Device, as well as any future medical applications marketed by the Company, will compete with existing devices, technologies and methods in achieving acceptance in the medical community and in attracting support from independent medical device distribution organizations which sell medical equipment to the anticipated target market (i.e., hospitals, pediatrician's offices and home health care services).

While the Company believes the non-invasive nature of its Colormate (R) TLc o BiliTest (TM) Bilirubin Device for monitoring bilirubin infant jaundice provides benefits to patients, no assurance can be given that the medical community will accept and support the Company's medical device.

                  Need for Manufacturing, Marketing and Distributing Arrangements with Third Parties. Although the Company has established a medical division to support its own initial marketing efforts, the Company's business strategy for the commercialization of its medical products depends upon the Company's ability to selectively enter into and maintain arrangements with leading manufacturing, marketing and distribution companies in the medical field. There can be no assurance that the Company will be able to do so. If the Company enters into arrangements with a third party for the marketing, distribution and sale of its Colormate (R) units or its Colormate (R) TLc o BiliTest (TM) Bilirubin Device, any revenues to be received by the Company from these products will be dependent on this third party. The obligation of any potential third party to fund or undertake the manufacturing, marketing, distribution and/or sale of the product covered by any arrangements with the Company may be dependent upon the satisfaction of certain goals or "milestones" by certain specified dates, some of which are outside the Company's control. To the extent that the obligations of any third party to fund or undertake the foregoing activities are not contingent upon the satisfaction of certain goals or milestones, a third party may retain a significant degree of discretion regarding the timing of these activities and the amount and quality of financial, personnel and other resources that they devote to these activities. Furthermore, there can be no assurance that disputes will not arise between the Company and any third party regarding their respective rights and obligations under the arrangements. Finally, there can be no assurance that a third party will not be unable, due to financial, regulatory or other reasons, to satisfy its obligations under its collaborative arrangement with the Company or will not intentionally or unintentionally breach its obligations under the arrangement.

                  There can be no assurance that any third party will not, for competitive reasons, support, directly or indirectly, a company or product that competes with the Company's business. Furthermore, any dispute between the Company and a third party might require the Company to initiate or defend expensive litigation or arbitration proceedings.

                  The Company does not itself manufacture the Colormate (R) units, the Colormate (R) TLc o BiliTest (TM) Bilirubin Device or the Beauty-Aid Products, and in the past has been wholly dependent on third-party OEMs of parts, assemblers, cosmetics suppliers and textile suppliers. The Company has just entered into an agreement for the manufacture and assembly of the Colormate
(R) TLc o BiliTest (TM) on an exclusive basis and accordingly such manufacturer is the Company's sole source of supply for certain models of this device. In addition, the Company will have to maintain relationships with such manufacturer and third party suppliers of component parts for the production of its devices. There can be no assurance the Company will be able to maintain its relationships with its current manufacturer, or will be able to maintain arrangements with the other parts suppliers or assemblers on terms satisfactory to the Company.

                  Any significant dispute with or breach, inability to perform, or termination of any arrangement with such third party, including the device manufacturer, would require the Company to seek and reach an agreement with another third party or to assume, to the extent possible and at its own expense, all the responsibilities being undertaken by the first such third party. There can be no assurance that the Company would be able to reach an agreement with a replacement third party. If the Company were not able to find a replacement third party, there can be no assurance that the Company would be able to perform or fund the activities for which the first such third party would be responsible. Even if the Company were able to perform and fund these activities, the Company's capital requirements would increase substantially. In addition, the further manufacture, development, marketing, distribution and sale of the product covered by such arrangement would be significantly delayed.

                  Any of the foregoing circumstances could have a material adverse effect upon the Company's business, financial condition and results of operations.

                  In connection with manufacturing of the Colormate (R) units, the Company could be required to make significant advance payments, obtain letters of credit, cause potential customers or licensees to advance funds under their agreements entered into with the Company or otherwise secure its payment obligations to third-party manufacturers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Although the Company's existing manufacturing agreement does not require such obligations, there can be no assurance the Company will be able to maintain the existing relationship, or that the Company will be able to enter into replacement agreements that do not provide for such obligations and are otherwise on acceptable terms. There can be no assurance the Company will be able to secure its payment obligations itself or by having customers and/or licensees advance funds, or otherwise be able to manufacture the Colormate (R) units or obtain further manufacture of the Colormate (R) units or its Products.

                  Lack of Market Penetration in Other Industries. The Company has not yet achieved commercial market penetration in any industry, and there can be no assurance the Company will be able to do so in the future. The
Company has not achieved significant levels of cosmetics sales from its Colormate (R) unit locations, and expects based on the deminimus cosmetics sales levels achieved per location to date, that it will have to greatly increase the number of Colormate (R) unit installations to achieve significant levels of cosmetics sale revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company also believes, based on its operating history since February 1993, that obtaining such increased cosmetic sales revenue will take significantly longer to achieve than was originally anticipated. At December 31, 1997, most of the inventory of the Company's cosmetics products was in excess of requirements based on the recent level of sales. After giving effect to the $100,000 write off in 1996 and the $75,000 write off in 1997, management believes no further significant loss will be incurred on the disposition of inventory. No estimate can be made of a range of amounts of loss that are reasonably possible should the Company's expectations not be met. There can be no assurance that no such loss will be incurred upon the disposition of inventory. However, the Company completed its inventory of a new line of chromatically balanced and color coordinated cosmetics earlier in the year, and although there can be no assurance, expects to commence marketing its new line of custom blended foundations in the winter of 1999 pursuant to the Nordstrom's contract. In order to implement its marketing plans in the United States and abroad, including in industries in which the Company does not have prior experience, the Company will have to develop additional marketing skills and incur significant expenses on sales and marketing activities, including hiring finders, new personnel and consultants, and entering into arrangements with retailers and distribution companies having a regional or national presence. There can be no assurance the Company's marketing plan will be successful.

                  Legal Proceedings. The Company and certain of its officers and directors were sued in three separate class actions ("Actions") brought in United States District Court, Southern District of New York. Two of the actions were brought in June 1998 and are entitled (i) L.F. Monk v. Chromatics Color Sciences International, Inc., Darby S. Macfarlane, Arthur Guiry, David
K. Macfarlane and Leslie Foglesong and (ii) Daniel R. Marquis, on behalf of himself and all others similarly situated v. Chromatics Color Sciences International, Inc., Darby S. Macfarlane, Arthur Guiry and Leslie Foglesong. The third action was brought in August 1998, and is entitled Grunberg v. Chromatics Color Sciences International, Inc., Darby S. Macfarlane, Arthur Guiry, David Kenneth Macfarlane and Leslie Foglesong. Based on the Asensio Report discussed under "Recent Events" below, the plaintiffs in the Actions, on behalf of a class of the Company's stockholders, claim unspecified damages arising from alleged violations of the anti-fraud provisions of the federal securities laws, relating to (i) the alleged misleading nature of prior public disclosures and announcements made by the Company and (ii) sales of company stock by the individual defendants allegedly while in possession of material adverse non-public information regarding the Company's financial condition, prospects and the capabilities and potential market for the Company's Colormate (R) TLc o BiliTest (TM) Bilirubin Device. A motion has been made to consolidate the two actions brought in June and to approve a group of shareholders as lead plaintiffs and to approve the selection by the group of lead counsel.

                  Additional actions may be brought against the Company and its officers and directors arising from the matters described above. The Company has directors and officers insurance which may cover a portion of the liability asserted in the Actions. The Company believes the Actions are without merit and intends to defend the Actions vigorously. No assurance can be given that the resolution of the Actions and/or future actions will not have a material adverse effect on the Company's results of operations and liquidity. The Company is exploring its legal remedies in respect of what it believes to be false allegations against the Company made by short sellers of its stock; the Company expects to incur significant expenses in this regard. See "Recent Events."

                  Potential International Operations. The Company believes that sales of products to customers outside of the United States represents a significant potential source of growth. Following compliance with applicable foreign regulatory requirements, the Company expects to market its medical products internationally through affiliates and distributors. The primary targeted markets for the Company's products outside the United States are Western Europe, Canada, Asia, South Africa and South America. See "Recent Events." The Company also intends to contract with a number of foreign manufacturers to provide certain of its sourcing needs for its medical device, although there can be no assurance it will be able to do so.

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

                  Prior Marketing Attempts. Other than the Company's marketing efforts with Avon, arrangements with IMS and its beauty salon placements, the Nordstrom's contract, the Company's own attempts to license and/or lease its Intellectual Properties and the Colormate (R) units and to market its Beauty-Aid Products independently and/or through licensees never proceeded beyond the test marketing stage. There can be no assurance the Company will in the future achieve commercial leasing of its Colormate (R) units and commercial licensing of the Intellectual Properties or the sale of the Beauty-Aid Products. In addition, other than its installation of Colormate (R) units in beauty salons and beauty-related businesses (which are not generating current revenue), the Company's revenue generating activities have been primarily conducted in conjunction with its former licensees (i.e., Clairol, Hanes and Avon), that provided substantial economic, administrative, marketing and advertising support. There can be no assurance that without the support of a marketing partner with financial resources, an advertising budget, market presence and consumer recognition, the Company will be able to achieve successful operations, including for medical applications of its products and technologies. Further, there can be no assurance the Company will ever develop a commercial market for the licensing or leasing of its Colormate (R) units and Intellectual Properties, for the sale of the Beauty-Aid Products or for any medical applications of its technologies.

                  Competition. To the extent the Company implements its business plan to commercialize a medical application for its Intellectual Properties, it will be entering a field characterized by rapidly changing technology, intense competition and extensive research and development. The medical products market in general is highly competitive. The Company's ability to compete in the bilirubin infant jaundice market depends primarily on the acceptance by the medical community of the Company's new technology, which can be influenced by factors such as price, product quality and features, technical capability, breadth of product line and distribution capabilities. The Company will be competing with companies, some of which are more established and which have greater financial, technical, manufacturing, marketing, research and development and management resources than the Company (including companies such as Minolta Co., Ltd., Respironics, Inc. and SpectRx, Inc., among others), some of which have greater name recognition and lengthier operating histories in the health care industry and which have actively pursued development of non-invasive monitoring of bilirubin infant jaundice. The Company believes the only commercially available non-invasive bilirubinometer with FDA marketing clearance in the United States is the Minolta Jaundice Meter. In addition, there will be other companies with which the Company will compete regarding other potential medical applications which the Company may pursue. Furthermore, the monitoring methods currently in use for bilirubin infant jaundice as well as dermatological diseases and tuberculosis, the principal diseases with respect to which the Company intends to seek regulatory marketing clearance, have already achieved acceptance by and are in widespread use in the medical community, unlike the Company's proposed methods. There can be no assurance that the Company's proposed methods will be accepted by the medical community. There can be no assurance that the Company will be able to effectively compete against these and other competitors, including those competitors who intend to promote their versions of non-invasive devices. Additionally, there can be no assurance that the Company's competitors will not succeed in developing, either before or after the commercialization of the Company's product, devices and technologies that permit more efficient, less expensive non-invasive detection and monitoring of bilirubin infant jaundice. It is also possible that one or more pharmaceutical or other health care companies will develop therapeutic drugs, treatments or other products that will substantially reduce the prevalence of bilirubin infant jaundice or otherwise render the Company's products obsolete. There can be no assurance that the Company will be able to upgrade its medical applications and devices to compete with such competitors or with persons who may in the future develop products or detection methods competitive with the Company's proposed medical applications and devices.

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

                  There can be no assurance that the Company's copyright protection for the software used in the Colormate (R) Systems will provide it with a competitive advantage in that it may be possible for a competitor independently to develop similar software, design around the Company's copyrighted software or otherwise independently develop software with the capacity to accurately measure skin tone categories and conduct comparative color analysis.

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

                  Failure to Obtain and Maintain Third-Party Reimbursement. In the United States and elsewhere, sales of medical products are dependent, in part, on the ability of consumers of these products to obtain reimbursement for all or a portion of their cost from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing its Colormate (R) TLc o BiliTest (TM) Bilirubin Device or other products to market, there can no assurance that such products will be considered cost effective and that reimbursement to the consumer will be or continue to be available, or sufficient to allow the Company to sell its medical device products on a competitive basis. Moreover, obtaining and maintaining health care payors' approval of reimbursement for the Company's products, and the level of reimbursement made available, will be an important factor in establishing pricing, structure and market acceptance. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third-party health care payors. Furthermore, the Company could be adversely affected by changes in reimbursement policies of governmental or private health care payors.

                  On March 16, 1998, the Company announced that the American Medical Association had assigned AMA Code CPT 82250 as the applicable code to be used for processing insurance reimbursement claims for uses of the Colormate (R) TLc o BiliTest (TM) Bilirubin Device, which is the same code used for laboratory blood testing currently used to monitor hyperbilirubinemia. AMA CPT codes are generally used to facilitate claims processing and to provide a simplified reporting procedure; the codes do not assume that an insurer will reimburse claims, or that the AMA endorses the medical procedure at issue. However, following a review conducted by the CPT Laboratory Advisors Committee which resulted in the committee advising confirmation of CPT 82250 for the test performed by the Company's device, the AMA CPT Editorial and Information Services determined to submit to the CPT Executive Committee for review the assignment of CPT Code 82250, and has advised the Company that until such final review is completed, it is the AMA's position that CPT Code 84999 ("Unlisted Chemistry Procedure") is the appropriate code. The Company believes the original code 82250 is correct, and has submitted additional supporting materials to the AMA. There can be no assurance the Company will be granted the original CPT Code 82250. Claims for reimbursement under the CPT Code 84999 will not be as easily processed for reimbursement as claims made under AMA CPT Code 82250.

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

                  Failure to obtain and maintain third-party reimbursement coverage for use of the Colormate TLc o BiliTest (TM) Bilirubin Device will have a material adverse effect on the Company's ability to commercialize its technology for medical applications.

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

                  Although the Company has received FDA clearance on its Colormate (R) Bilirubin Device pursuant to a "substantial equivalence" determination order, in the form of a letter dated July 24, 1997 from the FDA's CDRH, authorizing the Company to commercially distribute its Colormate (R)

Bilirubin Device for monitoring bilirubin infant jaundice by healthcare professionals in the United States, the Company also must comply with the other applicable statutes and applicable rules and regulations, promulgated by the FDA, in order to legally market the device. The "substantial equivalence" order states that the Company must comply with the medical device general controls, e.g., device establishment registration, medical device listing, good manufacturing practices (QSR requirements), medical device reporting, labeling, and the statutory prohibitions against adulteration and misbranding. The order also states that the Colormate (R) Bilirubin
Device is a Class II device which may be subject to additional special controls.

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

                  In order for the Company to market its products in Europe and certain other foreign jurisdictions, the Company and its distributors and agents must obtain required regulatory registrations or approvals and otherwise comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. Specifically, certain foreign regulatory bodies have adopted various regulations, among other things, governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country. The Company is prohibited from selling its Colormate (R) TLc o BiliTest (TM) Bilirubin Device in Europe until such time as the Company receives the right to affix the CE mark, which is a symbol of quality and compliance with applicable European medical device directives. ISO 9001/EN 46001 certification is one option for pursuing the CE mark under the CE mark certification process requirements. There can be no assurance that the Company will be successful in obtaining ISO 9001/EN 46001 certification or CE mark rights. The Company and its consultants have prepared the necessary procedures and documentation in furtherance of complying with such controls, including QSR regulatory requirements and obtaining ISO 9000 certification. The Company intends to maintain compliance with any applicable "general controls" and "special controls" for purposes of commercial distribution but there can be no assurance it will be able to do so. The Company is unaware of any applicable special controls at this time. Failure to receive ISO 9001/EN 46001 certification, CE mark rights or other foreign regulatory approvals for Company's medical products would prevent the Company from marketing its medical products abroad, which would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will obtain any other required regulatory registrations or approval in such countries or that it will not be required to incur significant costs in obtaining or maintaining such regulatory registrations or approvals. Delays in obtaining any registrations or approvals required to market the Company's products, failure to receive these registrations or approvals, or future loss of previously obtained registration or approvals could have a material adverse effect on the Company's business, financial condition and results of operations. The Company may rely on its third-party foreign distributors to comply with certain foreign regulatory requirements. The inability or failure of the Company or such foreign distributors to comply with varying foreign regulations or the imposition of new regulations could restrict the sale of the Company's products internationally and thereby adversely affect the Company's business, financial condition and results of operations.

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

                  Product Liability and Malpractice. The medical products industry is subject to substantial product liability litigation, and the Company faces an inherent business risk of exposure to product liability claims in the event that the use of its products is alleged to have resulted in adverse effects to a patient or product user. Any such claims could have a material adverse effect on the Company, including on market acceptance of its Colormate (R) TLc o BiliTest (TM) Bilirubin Device. Once the Colormate (R) TLc
o BiliTest (TM) Bilirubin Device is in commercial use, the Company will be entering a field where it may become subject to product liability claims by patients and/or users and might become a defendant in product liability and/or malpractice litigation. The Company does not have malpractice insurance for such applications and does not intend to obtain such insurance prior to achieving commercialization of such proposed medical application. Even if the Company obtains such insurance, there can be no assurance that it will be able to maintain such insurance or that such insurance would be sufficient to protect the Company against any such liabilities.

                  The Company maintains its own product liability insurance with respect to cosmetic and beauty aid applications. There can be no assurance that such insurance will be adequate to protect the Company from claims that may be brought against it by users of the Colormate (R) units or its Beauty-Aid Products.

                  The Company has not established, and the Company does not intend to establish, any reserves against any of the foregoing liabilities. In the event of an uninsured or inadequately insured product liability or malpractice claim in the future based on the performance of the Company's Colormate (R) units or Beauty-Aid Products, the Company's business and financial condition could be materially adversely affected and the Company could be forced to cease operations.

                  Year 2000 Compliance. Until recently computer programs were generally written using two digits rather than four to define the applicable year. Accordingly, such programs may be unable to distinguish properly between the Year 1900 and the Year 2000. This could result in system failures or data corruption for the Company or its vendors which could cause disruptions of operations, including, among other things, a temporary inability to process transactions or engage in business activities or to receive information, services or payment from vendors.

                  The Company's internal computing systems are primarily limited to hardware and software for its financial systems, such as general ledger and accounts receivable and payable systems, and word processing and database systems. The Company is not dependent on large legacy systems and does not use mainframes.

                  The Company's management is continuing to conduct an assessment of the Company's operations from an internal, vendor and customer perspective. The assessment addresses all of the Company's material computer systems, applications and any other material systems that the Company believes may be vulnerable to the Year 2000 issue and significantly affect the Company's operations. This assessment includes contacting third parties with whom the Company has a material relationship to determine their Year 2000 readiness. The Company's assessment is not yet complete and there can be no assurances that any such problems will not arise.

                  The total costs associated with the Company's Year 2000 compliance are not expected to be material to the Company's financial position. However, satisfactory remediation of Year 2000 issues is dependent upon many factors, some of which are not completely within the Company's control. The Company's current estimates of the impact of Year 2000 compliance on its financial position do not include costs that may result from the failure of third parties with whom the Company has a material relationship to be Year 2000 compliant. Should the Company's internal systems or systems of one or more significant third parties fail to achieve Year 2000 compliance, the Company's business and its operations could be materially adversely affected.

                  Control; Dependence on Management. Darby Simpson Macfarlane, Chief Executive Officer of the Company, owns shares of Common Stock and Series A preferred stock, par value $0.001 per share (the "Preferred Stock") aggregating 2,266,220 (excluding currently exercisable stock options) of the shares eligible to vote on matters presented to the shareholders, which amount is sufficient to permit her to significantly influence the election of directors or to approve any matter submitted to a vote of shareholders, and otherwise be in control of the Company. The Company is dependent primarily on the services of Darby Simpson Macfarlane and David Kenneth Macfarlane, Vice President, Research and Development. The loss of either of their services could have a material adverse effect on the Company. Although the Company has purchased key-man life insurance policies in the amounts of $1,000,000 on the lives of both Mrs. and Mr. Macfarlane, there can be no assurance that the proceeds from such policies would enable the Company to retain suitable replacements for them.

                  No Assurance of continued Nasdaq SmallCap Market Listing; Risk of Application of Penny Stock Rules. The trading of the Company's stock in the Nasdaq SmallCap Market will be conditioned upon the Company's continuing to meet certain asset, capitalization, earnings and stock price tests. To maintain eligibility for trading on the Nasdaq SmallCap Market, the Company will be required to maintain, among other things, net tangible assets of at least $2,000,000; a minimum bid price for the listed securities of $1.00 per share; a market value of the public float of at least $1,000,000; and at least two market makers for its securities. If the Common Stock were to be delisted from the Nasdaq SmallCap market, the prices and the holders' ability to sell such securities would be adversely affected. If the Common Stock were delisted and the Company desired to have it relisted, the Company would be required to satisfy the more stringent initial listing requirements of the Nasdaq SmallCap Market.

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

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

         The Company and certain of its officers and directors were sued in three separate class actions ("Actions") brought in United States District Court, Southern District of New York. Two of the actions were brought in June 1998 and are entitled (i) L.F. Monk v. Chromatics Color Sciences International, Inc., Darby S. Macfarlane, Arthur Guiry, David K. Macfarlane and Leslie Foglesong and (ii) Daniel R. Marquis, on behalf of himself and all others similarly situated v. Chromatics Color Sciences International, Inc., Darby S. Macfarlane, Arthur Guiry and Leslie Foglesong. The third action was brought in August 1998, and is entitled Grunberg v. Chromatics Color Sciences International, Inc., Darby S. Macfarlane, Arthur Guiry, David Kenneth Macfarlane and Leslie Foglesong. Based on the Asensio Report discussed under "Recent Events" below, the plaintiffs in the Actions, on behalf of a class of the Company's stockholders, claim unspecified damages arising from alleged violations of the anti-fraud provisions of the federal securities laws, relating to (i) the alleged misleading nature of prior public disclosures and announcements made by the Company and (ii) sales of company stock by the individual defendants allegedly while in possession of material adverse non-public information regarding the Company's financial condition, prospects and the capabilities and potential market for the Company's Colormate (R) TLc
o BiliTest (TM) Bilirubin Device. A motion has been made to consolidate the two actions brought in June and to approve a group of shareholders as lead plaintiffs and to approve the selection by the group of lead counsel.

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

         None.

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

Item 5. Other Information.

         Notice for any proposal for an eligible shareholder outside the process of Rule 14a-8 promulgated under the Securities and Exchange Act of 1934, in order to be considered timely, must be received by the Company by May 31, 1999. The Company anticipates holding its next Annual Meeting of Shareholders in the last six months of 1999.

Item 6. Exhibits and Reports on Form 8-K.

         (a)      27 - Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  None.

                                EXHIBIT INDEX A

Exhibit No.            Document                                      Page
-----------            --------                                      ----
    27                 Financial Data Schedule                        34

                                  SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.


                                         /s/ Darby S. Macfarlane
Date: November 16, 1998                  --------------------------------------
                                         Darby S. Macfarlane
                                         Chief Executive Officer


                                         /s/ Leslie Foglesong
Date: November 16 , 1998                 --------------------------------------
                                         Leslie Foglesong
                                         Treasurer and Chief Financial
                                         and Principal Accounting Officer