Form 10-K
period 1998-12-31
CHROMATICS COLOR SCIENCES INTERNATIONAL INC
filed 1999-04-15
CIK 892495

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)
/X/ Annual report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

         For the fiscal year ended December 31, 1998

/_/ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from ____________________ to ____________________

   Commission file number   0-21168
                            -------

                CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


                             NEW YORK                                                      13-3253392
--------------------------------------------------------------------       -------------------------------------------
  (State or Other Jurisdiction of Incorporation or Organization)             (I.R.S. Employer Identification Number)

              5 East 80th Street, New York, New York                                         10021
--------------------------------------------------------------------       -------------------------------------------
             (Address of Principal Executive Offices)                                      (Zip Code)

                                 (212) 717-6544
     ----------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|_|

         As of April 13, 1999, 15,477,471 shares of Common Stock, par value $0.001 per share (the "Common Stock") of the registrant were outstanding and the aggregate market value of the voting stock (computed based on the average of the last bid and asked price on such date) held by non-affiliates was approximately $77,138,355.

================================================================================

                                TABLE OF CONTENTS



PART I...........................................................................................................1

   Item 1.    Business...........................................................................................1

   Item 2.    Properties........................................................................................38

   Item 3.    Legal Proceedings.................................................................................39

   Item 4.    Submission of Matters to a Vote of Security Holders...............................................39


PART II.........................................................................................................40

   Item 5.    Market For the Company's Common Equity and Related Stockholder Matters............................40

   Item 6.    Selected Financial Data...........................................................................41

   Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.............41

   Item 7A.   Quantitative and Qualitative Disclosures about Market Risk........................................42

   Item 8.    Financial Statements and Supplemental Data........................................................49

   Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure..............63


PART III........................................................................................................64

   Item 10.   Directors and Executive Officers of the Company...................................................64

   Item 11.   Executive Compensation............................................................................66

   Item 12.   Security Ownership of Certain Beneficial Owners and Management....................................70

   Item 13.   Certain Relationships and Related Transactions....................................................72


PART IV.........................................................................................................72

   Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................72

                                     PART I


         THIS ANNUAL REPORT ON FORM 10-K, INCLUDING ITEM 1 ("BUSINESS") AND ITEM 7 ("MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS"), CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS "BELIEVE," "ANTICIPATE," "THINK," "INTEND," "PLAN," "WILL BE," "EXPECT" AND SIMILAR EXPRESSIONS IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REGARDING FUTURE EVENTS AND/OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED IN "RISK FACTORS" BELOW AT PAGES 25 TO 38, WHICH COULD CAUSE ACTUAL EVENTS OR THE ACTUAL FUTURE RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT. SUCH RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS, THE AVAILABILITY OF ANY NEEDED FINANCING, THE COMPANY'S ABILITY TO IMPLEMENT ITS BUSINESS PLAN FOR VARIOUS APPLICATIONS OF ITS TECHNOLOGIES, INCLUDING MEDICAL AND INDUSTRIAL APPLICATIONS, THE COMPANY'S ABILITY TO ENTER INTO AGREEMENTS WITH MARKETING AND DISTRIBUTION PARTNERS, THE OBTAINING AND MAINTAINING OF AND COMPLIANCE WITH ANY NECESSARY REGULATORY APPROVALS OR CLEARANCES APPLICABLE TO APPLICATIONS OF THE COMPANY'S TECHNOLOGY, THE IMPACT OF COMPETITION, THE MANAGEMENT OF GROWTH, AND OTHER RISKS AND UNCERTAINTIES THAT MAY BE DETAILED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. IN LIGHT OF THE SIGNIFICANT RISKS AND UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF SUCH STATEMENTS SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED.

Item 1.  Business

General

         Chromatics Color Sciences International, Inc. (the "Company") was formed in 1984 to research and develop and to commercialize certain intellectual property rights, proprietary technology and instrumentation in the field of color science (collectively, the "Intellectual Properties") for marketing to a variety of industries including, but not limited to, the medical, dental, biological, cosmetic, hair color, beauty-aid and fashion industries. The Intellectual Properties relate to the application of color science technology to the scientific measurement, and the analysis and classification of the measurements, of human skin, tissue, fluid, hair, teeth or biological subject, the detection and monitoring of conditions affecting the coloration of such human skin, tissue, fluid, hair, teeth or biological subjects and the scientific classification and color-oriented organization of various consumer-sensitive products such as cosmetics, tooth enamel, hair color, hosiery, fashion, textiles, etc. The Company has incorporated certain of the Intellectual Properties into a proprietary color measurement system and software marketed for various commercial applications as the "ColorMate(Registered) System."

         The Company has developed Intellectual Properties which it believes are capable of detecting and monitoring certain chromogenic diseases and disorders, which are defined by the Company as those which are diagnosed or monitored by the coloration of human skin, tissue or fluid being affected ("Chromogenic Diseases"). In this regard, the Company developed a ColorMate(Registered) device to measure the incremental change of the yellow content of the skin color in newborns to monitor newborn bilirubinemia (infant jaundice) (defined as bilirubin levels or infant jaundice in a range above that which would be considered average in a newborn). On July 30, 1997 the Company received U.S. Food and Drug Administration ("FDA") clearance for commercial marketing of the ColorMate(Registered) device for the non-invasive monitoring of newborn bilirubinemia (infant jaundice) in infants by health care professionals in the hospital, institutional, pediatricians' office or home setting (the "ColorMate(Registered) TLc BiliTest(Trademark) System"); the Company's efforts are currently focused on successfully commercializing this medical application of its Intellectual Properties.

         The Company has also developed its own line of scientifically color coordinated proprietary cosmetics ("My Colors by Chromatics(Trademark)") and scientifically color coordinated proprietary color charts and material swatchpacks for use in the cosmetics, beauty, dental and fashion industries. The Company's ColorMate(Registered) System products, cosmetic line and material swatchpacks are referred to herein, collectively, as the "Beauty-Aid Products."

         In 1998, the Company took significant steps to implement its business plan for medical applications, including expansion of the multicenter hospital studies of the ColorMate(Registered) TLc BiliTest(Trademark) System to three new institutions, participation in a number of United States and international presentations of the ColorMate(Registered) TLc BiliTest(Trademark) System to the medical community, and the opening of a medical marketing, sales, distribution and training support division for the ColorMate(Registered)
TLc BiliTest(Trademark) System. The Company also entered into manufacturing arrangements for the production of the ColorMate(Registered)
TLc BiliTest(Trademark) System. Following the positive response to the device from the medical community, the Company arranged for the mass manufacture of the ColorMate(Registered) TLc BiliTest(Trademark) System, and in February 1999, after substantial compliance with applicable regulations, began shipping the device (together with the TLc Lensette, the disposable calibration and verification standard for the system) to U.S. hospitals and physicians and conducting inservicing and training at the hospitals through the Company's new medical support division. See "Proposed Marketing Plan" and "Manufacturing." The Company has also completed feasibility studies and commenced ongoing clinical trials of the ColorMate(Registered) System for certain dermatological applications. See "Other Potential Medical and Dental Applications."

         The Company has agreed on definitive basic terms with two potential marketing and distribution partners for the exclusive distribution of the Colormate(Registered) TLc Bilitest(Trademark) System in the hospital, pediatrician and home healthcare markets. Both of these proposals include terms requiring minimum annual placements of the Colormate(Registered) TLc Bilitest(Trademark) System and TLc Lensette(Trademark) calibration standards and/or charges per use. The Board is reviewing both sets of terms as well as recommendations of its advisors and the Company anticipates selecting one of these distributors shortly.

         In April 1999, the Company raised gross proceeds of $5 million from the private placement of 14% Senior Convertible Debentures due April 15, 2002, the proceeds of which the Company intends to use to support its marketing efforts and obligations under the arrangements with the marketing and distribution partner selected.

         Prior to marketing the Colormate(Registered) TLc BiliTest(Trademark) System, the Company's marketing activities principally involved licensing the Intellectual Properties, including conducting laboratory product chromaticity studies, leasing the ColorMate(Registered) System and marketing the Beauty-Aid Products in the cosmetic, hair color, beauty aid and fashion industries (i) in a national sales program with Avon Products, Inc. ("Avon"), and in limited test markets with Clairol, Inc. ("Clairol") and Hanes Hosiery, Inc. ("Hanes"), all conducted prior to June 1991, (ii) under a current agreement with Gordon Laboratories, Inc. ("Gordon Laboratories") and under certain leases and licenses to beauty related businesses and beauty salons. Although the Company from time to time is engaged in preliminary discussions (including limited consumer testing and laboratory chromaticity study activities) for use of the Intellectual Properties in the cosmetics, dental and beauty aid fields, there can be no assurance that any agreements will be reached. In this regard, the Company has completed research and development for the working prototype of a hand-held, less expensive light-emitting diode ("LED") model of the ColorMate(Registered) System (the "ColorMate(Registered) LED Device") which the Company anticipates will enhance its marketing efforts in the Beauty-Aid field as well as in medical applications, including for newborn bilirubinemia (infant jaundice) (the "Bilirubin LED Device"), and in other applications. The Company is currently preparing the mass-manufacturing prototype of the ColorMate(Registered) LED Device in compliance with applicable manufacturing regulatory requirements for medical applications.

         In September 1998, the Company entered into a lease and license agreement with Nordstrom, Inc. ("Nordstrom") granting Nordstrom a license to use the ColorMate(Registered) System to formulate and recommend Nordstrom's "C20 Color to Order" line of proprietary cosmetic products in four Nordstrom flagship department stores. The products will be introduced and evaluated over a three month period (commencing upon delivery of packaging materials from Nordstrom and final cosmetic formulations) for potential extended use, including additional store locations. In connection with this license agreement, the Company is collaborating with a consultant to provide training, marketing, sales, promotional and liaison services (including assisting in development of all applicable non-color product formulas, manuals, promotional materials and training aids) at each of the four Nordstrom's stores.

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

         Based on its research in the field of color science, the Company has determined that all people fall within one of approximately 200 scientifically measurable human skin tone color categories and that each of these categories is most compatible with specific ranges of various product color. Over the years, the Company has developed its Intellectual Properties and ColorMate(Registered) System for the (i) scientific measurement and classification of human skin color, (ii) scientific measurements of human hair, tooth, tissue and/or fluid color, (iii) scientific color coordination of such skin, hair, tooth and/or fluid color classification in relation to products, (iii) scientific measurement, classification and color-oriented organization of various color sensitive consumer products, such as cosmetics, hair coloring, hosiery, clothing, tooth enamel, paint, and textiles, (iv) scientific color measurement in detecting and monitoring Chromogenic Diseases such as newborn bilirubinemia (infant jaundice), and (v) scientific color coordination of products in relation to other products. The Company determines such scientific product color classifications by conducting laboratory product chromaticity studies (the "Chromaticity Studies").

Color Science Applications

         Medical Applications

         Chromogenic Diseases. The Company believes that its Intellectual Properties are capable of detecting and monitoring various Chromogenic Diseases, such as bilirubin infant jaundice. In this regard, the Company has received FDA clearance for commercial marketing of its ColorMate(Registered)
TLc BiliTest(Trademark) System for monitoring of newborn bilirubinemia (infant jaundice) in infants through the non-invasive scientific color measurement of the skin of the newborn. The Company has also completed feasibility studies and commenced ongoing clinical trials of its ColorMate(Registered) System for dermatology applications in determining the level of phototherapy to be used in treating certain skin disorders and diseases, such as psoriasis, and the patients tolerance to such phototherapy treatment. This use of the ColorMate(Registered) System will require additional FDA clearance through submission of a 510(k) or pre-market approval application supported by clinical data.

         Newborn Bilirubinemia (Infant Jaundice). Infant jaundice occurs in most newborns because of a combination of increased bilirubin production, a waste product that is normally produced from the breakdown of red blood cells, and decreased clearance of bilirubin by the liver. Newborn bilirubinemia (infant jaundice) primarily affects infants within the first three to 10 days of life. Almost all newborn babies develop some degree of bilirubin infant jaundice and, very high bilirubin levels, if left untreated, may, in extreme cases, lead to permanent brain damage or death (kernicterus). Prior to birth, the bilirubin in an infant is processed by the mother's liver and excreted. Following its birth, an infant must eliminate bilirubin independent of its mother, and it may take an infant's system several days to begin eliminating the bilirubin faster than it is produced. Infants who are born prematurely, who are underfed, or who belong to certain ethnic groups are at increased risk of developing newborn bilirubinemia (infant jaundice) (defined as bilirubin levels or infant jaundice in a range above that which would be considered average in a newborn). The initial screening of bilirubin levels is the observation of the yellowing of the skin by professional care providers, which is a subjective determination prone to errors due to differing skin colors. If the initial clinical assessment suggests the possibility of significant elevated bilirubin levels, the current procedure requires that a blood sample be obtained from the infant, usually by lancing the infant's heel (heelstick). These laboratory measurements are time-consuming, costly and a traumatic process for the infant. In addition, repeated blood drawing in very low birth weight babies with extremely small blood volumes may result in the need for blood transfusion. Since infant jaundice is normally present in infants 36 to 72 hours following birth, infants who are sent home after a short hospital stay pursuant to managed care guidelines in the United States are at risk because the condition may not have presented prior to release. Thus, the Company believes a non-invasive instrument that monitors newborn bilirubinemia (infant jaundice) in infants represents a significant improvement in patient care.

         The Company has developed a ColorMate(Registered) non-invasive transcutaneous bilirubinometer device for monitoring newborn bilirubinemia (infant jaundice) in infants of all races including when under phototherapy. This ColorMate(Registered) device received FDA clearance for use in monitoring newborn bilirubinemia (infant jaundice) by scientifically measuring the color of the skin of the newborn and periodically monitoring incremental changes in the skin color. The FDA-cleared device includes the ColorMate(Registered) device for monitoring newborn bilirubinemia (infant jaundice) when operated using external power sources with a computer and printer, and when operated as a battery-operated, hand-held, optional computer assisted device (collectively, with the Company's disposable calibration components, hereinafter referred to as the "ColorMate(Registered) TLc BiliTest(Trademark) System"). The ColorMate(Registered) TLc BiliTest(Trademark) System is a proprietary color measurement system containing a light source and optical filters. Color measurements are obtained from an infant by placing the ColorMate(Registered)
TLc BiliTest(Trademark) System on different physical sites of the newborn for 5-10 seconds. Accuracy of the color measurements are ensured by the TLc Lensette(Trademark), a proprietary disposable color-calibration and verification standard used prior to each baby's measurement. Each color measurement of the skin is analyzed by the Company's proprietary technology to provide an estimate in mg./dl. correlating to the newborn's serum bilirubin concentration within a clinically useful range.

         The Bilirubin Project. Since 1988, the Company has been engaged with Mt. Sinai Hospital, and more recently with Elmhurst Hospital in clinical research studies (the "Bilirubin Project") involving the use of the ColorMate(Registered) TLc BiliTest(Trademark) System in the monitoring of newborn bilirubinemia (infant jaundice) in infants. The initial studies conducted in Mt. Sinai Hospital tracked, on a parallel basis, (i) the non-invasive skin color measurements made of each infant by the ColorMate(Registered) Bilirubin Device and (ii) simultaneous blood samples drawn from the infant to obtain a laboratory report on the patient's bilirubin count. The first phase of testing in 1988 and 1989 resulted in a positive feasibility study demonstrating that the ColorMate(Registered) TLc BiliTest(Trademark) System skin color measurements corresponded in direct ratio to the laboratory reports of the blood samples drawn. The second phase, which was concluded in November 1992, studied a larger volume of patients and demonstrated the same results. In October 1993, the Company and Mt. Sinai Hospital published the research results to that date. From October 1993 to April 1996, the Company and Mt. Sinai Hospital conducted the third phase of clinical testing involving the compiling of certain additional clinical data relating to expanded testing on a larger group of patients, with emphasis on skin color measurement at birth and while under phototherapy (the current standard treatment for the disorder).

         In January 1997, the Company commenced multicenter studies of the ColorMate(Registered) TLc BiliTest(Trademark) System for monitoring newborn bilirubinemia (infant jaundice) in infants at Mt. Sinai Hospital and Elmhurst Hospital, and in February 1998 commenced such studies at William Beaumont Hospital and in July 1998 commenced such studies at Parkland Hospital (Dallas). These studies were successfully completed and showed a high correlation between the results of the Company's technology and standard blood serum testing.

         In 1998, the Company presented the ColorMate(Registered)
TLc BiliTest(Trademark) System at the Pediatric Academic Society (New Orleans), Sinomed '98 (China), International Congress of Pediatrics (Amsterdam), the National Association of Neonatal Nurses (Cincinnati), the American Academy of Pediatrics (San Francisco) and at the 5th Annual Pediatric Critical Care Medicine Conference (China). In response to the interests generated for the ColorMate(Registered) TLc BiliTest(Trademark) System at these exhibitions, in November 1998, the Company opened a medical marketing, sales and distribution support division in Connecticut. The Company also hired neonatal nurse clinical specialists to provide training to hospital staffs and physicians using the ColorMate(Registered) TLc BiliTest(Trademark) System. This medical division will be available to provide the training, technical, sales, and marketing support anticipated in the transition period expected when the Company enters into any new contracts with potential global distributors, will oversee the clinical studies in Beijing, China and the business relationships with the Ministry of Health and will develop the marketing plans for the home health care market and other markets for the ColorMate(Registered) TLc BiliTest(Trademark) System worldwide.

         Regulatory Clearances. In June 1996, the Company retained government regulatory consultants and legal counsel to oversee compliance with applicable federal and state regulations for commercialization of the ColorMate(Registered) TLc BiliTest(Trademark) System, and for complying with any applicable European Community and other foreign government requirements. The initial clinical studies conducted at Mt. Sinai Hospital were completed with positive results and on November 14, 1996, the Company filed its application with the FDA for the medical application of its technologies, specifically, the non-invasive monitoring of newborn bilirubinemia (infant jaundice). On July 30, 1997, the Company received confirmation of marketing clearance pursuant to a "substantial equivalence" determination order, dated July 24, 1997, from the FDA's Center for Devices and Radiological Health (the "CDRH"), authorizing the Company to commercially distribute the ColorMate(Registered) TLc BiliTest(Trademark) System in the United States. The "substantial equivalence" order states that the Company must comply with all relevant statutes enforced by and regulations promulgated by the FDA, including Quality System Regulation ("QSR") requirements, labeling, and the statutory prohibitions against adulteration and misbranding. The order also states that the ColorMate(Registered)
TLc BiliTest(Trademark) System is a "Class II device" which may be subject to additional "special controls." The Company intends to maintain substantial compliance with any applicable requirements and any special controls for purposes of commercial distribution.

         The Company's FDA market clearance authorizes use of the Company's technology as an aid to the physician in monitoring the status of newborn babies for the development of newborn bilirubinemia (infant jaundice). Following a physician's examination of a newborn within the first hours of birth, newborn babies would be measured initially and monitored periodically by the ColorMate(Registered) TLc BiliTest(Trademark) System for incremental changes in the yellow content of their skin color. Because the ColorMate(Registered)
TLc BiliTest(Trademark) System can provide effective non-invasive monitoring of newborn bilirubinemia (infant jaundice) in infants, it may have significant marketing advantages over the invasive, repeated, daily blood testing techniques currently used, which in many cases leads to blood transfusion of the infant. See "Risk Factors." However, because the medical community is relatively slow to adopt new technologies, there can be no assurance that practitioners will perceive a need for, or accept, the Company's technology, or be willing to commit funds to its development or the purchase of any such completed technology.

         The Company intends to market the medical application of its Intellectual Properties for the monitoring of newborn bilirubinemia (infant jaundice) through international medical distributors to hospitals, pediatricians and home health care facilities. Since receiving FDA marketing clearance in the United States, the Company has undertaken the procedures to obtain required international regulatory clearances for its ColorMate(Registered) Bilirubin Device. Market acceptance of the Company's products in international markets will be dependent in part, upon the availability of reimbursement within prevailing health care payment systems. See "Proposed Marketing Plan", "Governmental Regulations" and "Risk Factors."

         To market its ColorMate(Registered) TLc BiliTest(Trademark) System in the European Union, the Company sought ISO-9001/EN46001 certification and the right to affix the CE mark. ISO-9001/EN46001 certification recognizes that the Company has established a quality system for the design, development, manufacturing, servicing and distribution of its medical device. The CE mark is a symbol of quality and compliance with applicable European Union medical device directives. In March 1999, the Company received ISO-9001/EN46001 certification and passed a product inspection in February 1999 for purposes of receiving the right to affix the CE mark to such specific inspected product. The Company is awaiting a certification from the appropriate European authority to allow release of the specific inspected product for European Union distribution.
The Company also has applied for and is awaiting the right to self-certify the product, without the need for third party specific product inspection and certification, for purposes of affixing the CE mark for European Union distribution.

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

         Prior to June 1991, the Company's marketing activities principally involved licensing the Intellectual Properties, including conducting Chromaticity Studies, leasing the ColorMate(Registered) System and marketing the Beauty-Aid Products primarily in the cosmetic, hair color, beauty aid and fashion industries with nationally recognized cosmetics and textile companies, such as the Company's national sales program with Avon Products, Inc. ("Avon"), and limited test marketing programs with Clairol Inc. ("Clairol"), and Hanes Hosiery Inc. ("Hanes"). In addition, from 1994 to 1996, the Company conducted a limited consumer testing project for hair color analysis with Clairol and Regis Corp., a U.S. beauty salon chain ("Regis"). See "Test Marketing History." The Company also entered into leases and licensing agreements with respect to its ColorMate(Registered) System with Gordon Laboratories Inc.

("Gordon Laboratories") and IMS Cosmetics, Inc. ("IMS"), as well as with various beauty-related businesses and beauty salons. In this regard, the Company recently completed its line of custom blended foundations for Gordon Laboratories, and has completed with IMS its new line of foundations, lipsticks and blushes.

         In September 1998, the Company entered into a lease and license agreement with Nordstrom, Inc. ("Nordstrom") granting Nordstrom a license to use the ColorMate(Registered) System to formulate and recommend Nordstrom's "C20 Color to Order" line of proprietary cosmetic products in four Nordstrom flagship department stores. The products will be introduced and evaluated over a three month period (commencing upon delivery of packaging materials from Nordstrom and final cosmetic formulations) for potential extended use, including additional store locations. In connection with this license agreement, the Company is collaborating with a consultant to provide training, marketing, sales, promotional and liaison services (including assisting in development of all applicable non-color product formulas, manuals, promotional materials and training aids) at each of the four Nordstrom's stores.

         Although the Company from time to time has been engaged in preliminary discussions (including limited consumer testing and Chromaticity Study activities) for use of its technologies in the cosmetics and beauty aid fields, until the Company completes successful marketing and distribution of its ColorMate(Registered) TLc BiliTest(Trademark) System, the Company does not expect to engage in significant additional efforts in the cosmetic and beauty aid industry. However, the Company recently completed research and development for a working prototype of a less expensive, hand-held, LED version, of the ColorMate(Registered) unit, the ColorMate(Registered) LED Device, which the Company anticipates will enhance its eventual marketing efforts to potential licensees in these non-medical industries. The Company is currently preparing the mass-manufacturing prototype of the ColorMate(Registered) LED Device, in compliance with applicable regulatory requirements for medical applications. See "Risk Factors" and "Proposed Marketing Plan."

         Other Potential Medical and Dental Applications

         In addition to its FDA-cleared device for the monitoring of newborn bilirubinemia (infant jaundice) in infants, the Company believes that the Intellectual Properties and ColorMate(Registered) System have commercial applications in (i) health care relating to the non-invasive detection and monitoring of certain Chromogenic Diseases, such as skin diseases, tuberculosis and anemia, and (ii) dental care (i.e., the color matching of teeth and tooth enamel). Additional medical applications for the Intellectual Properties require extensive and lengthy clinical testing and will be subject to various federal and state regulatory requirements, including FDA clearances and approvals and may be subject to comparable foreign regulatory approvals to the extent the Company markets such applications abroad. See "Risk Factors" and "Government Regulations."

         In July 1998, following IRB approval from Mt. Sinai, Dr. Mark Lebwohl, chairman of the Department of Dermatology at Mt. Sinai, commenced ongoing clinical trials of the ColorMate(Registered) non-invasive medical technology for dermatological use in determining appropriate levels of phototherapy to treat various skin diseases, and patient tolerance for such levels of phototherapy by quantifying the amount of pigmentation and hence, photo-sensitivity in the skin of patients. This potential dermatological application of the Company's proprietary technology and device would be for patients for a variety of diseases including psoriasis, excema, cutaneous T-cell lymphoma, vitiligo, and others. Post inflammatory hyperpigmentation also would be a condition subject to monitoring by the ColorMate(Registered) technology. The non-invasive measurement of the skin by the Company's ColorMate(Registered) non-invasive medical technology will be tested and verified against minimal erythema dose-testing including the Fitzpatrick skin type test. The results of these studies are intended to be used in support of future applications for FDA marketing clearance of the Company's technology for such uses.

         From February 1993 to June 1995, the Company conducted a feasibility study for clinical tests at Elmhurst Hospital for use of its technology in the diagnosis of tuberculosis through the measurement of skin color. The Company stopped such studies in order to focus its limited resources on the more advanced Bilirubin Project and its long-range business plan to commercialize that application. The Company has no immediate plan to commence such studies for the detection and monitoring of tuberculosis until commercialization of the ColorMate(Registered) Bilirubin Device is complete. Clinical trials for FDA clearance will be required for use of the Company's technology for the detection and monitoring of tuberculosis, and there can be no assurance this application will have commercial applications or generate revenue for the Company.

         In 1990, the Company concluded a feasibility study for Dentsply, Inc., a dental supply company, for use of the Intellectual Properties and ColorMate(Registered) units in the color measurement and matching of human tooth color and tooth enamel color for dentures, bonding, inlays and caps, for use by dentists and dental laboratories. This study concluded that the ColorMate(Registered) units could accurately and reproducibly measure the colors of both human teeth and tooth enamels, but needed further design research and engineering studies to develop a stabilized housing system for such a small area of measurement. The project was discontinued by both companies at that time due to an inability to agree on financial terms for the project. The Company is in preliminary discussions with dental supply distribution companies with respect to the possible development of prototypes for dental applications and the marketing of such application. There can be no assurance that the Company will be able to commercialize this application.

         Other Potential Applications

         The Company believes that the Intellectual Properties and ColorMate(Registered) System may have commercial applications in industrial color measurement applications, in order to achieve and confirm uniformity of color shades within a given product line or between two products of the same line (i.e., paint, textile and food products). To that end, the Company intends to increase its efforts to lease the ColorMate(Registered) System and/or license the Intellectual Properties, including the Company's Chromaticity Study capabilities, to industrial companies such as paint, textile and food companies, that use or could use existing color measurement technologies in the manufacturing and marketing of their own products. Many companies in these industries currently use color measurement instruments to ensure uniformity of product line colors (e.g., that manufacturing facilities are producing different dye lots and/or goods of the same color). These instruments are generally available at prices well in excess of the price at which the Company would market the ColorMate(Registered) System for such application, because the Company has been able to mass manufacture its color measurement technology, thereby taking advantage of the economies of scale. In addition, the ColorMate(Registered) System provides machine-to-machine stability and reproducibility (i.e., that each machine will achieve results consistent with that of other machines), whereas the competing color measurement instruments available today generally cannot produce such consistent machine-to-machine results without complex inter-machine calibration adjustments. See "Manufacturing" and "Risk Factors."

Proposed Marketing Plan

         Potential Market for ColorMate(Registered) TLc BiliTest(Trademark) System. In September 1997, the Company released the results of market research studies, which analyzed the existing market for methods currently used to monitor newborn bilirubinemia (infant jaundice) in infants in the United States and in the developed countries of Europe, South America and Canada combined, and Asia. The study indicated that the World Health Organization published annual birthrate is approximately 4,000,000 births in the United States, with approximately 10% of these births being premature infants. The Company estimates that individual bilirubin heelstick blood tests on newborn infants, which are not part of a general panel blood test, total approximately 15,000,000 tests performed annually in the United States, based on data made available by the World Health Organization, the American Academy of Pediatrics, independent market studies commissioned by the Company and business proposals from potential marketing partners. Internationally, using the World Health Organization birth rates, independent market studies and research obtained from companies currently marketing neonatal medical devices in foreign countries, the Company estimates that the current European market for infant bilirubin tests is approximately the same size as the United States; South America and Canada combined represent approximately 25% of the United States market size, and the Southern Chinese and entire Japanese markets combined represent approximately the same size of market as the United States.

         Marketing Plan for Medical Applications. The Company's primary efforts to date have been to build the skill and information base to identify and quantify market segments to which the Company's technologies can be economically developed and marketed. The Company intends to exploit the primary markets for its ColorMate(Registered) TLc BiliTest(Trademark) System in the monitoring of newborn bilirubinemia (infant jaundice) in infants, which include hospitals, other medical institutions and pediatricians' offices and home health care agencies in the United States and other countries around the world. In order to successfully market and sell its ColorMate(Registered) TLc BiliTest(Trademark) System for monitoring of newborn bilirubinemia (infant jaundice) in infants, the Company must either develop an extensive marketing and sales force or enter into arrangements with third parties to market and sell this product. These arrangements could take the form of lease/license arrangements, marketing and distribution arrangements, joint ventures or acquisitions. The Company's strategy is to effect the sales and distribution of its ColorMate(Registered) TLc BiliTest(Trademark) System through collaborative distributors. The Company believes that by aligning with larger, more established medical company distributors, in specific market segments, it can more effectively and quickly penetrate the medical marketplace. There can be no assurance that the Company will be able to successfully enter into additional marketing and sales agreements with third parties on acceptable terms.

         The ColorMate(Registered) TLc BiliTest(Trademark) System as currently marketed by the Company's medical division has a list price of $3,000 to $5,000 depending on the model and may be leased or used under the limited time offer for use and evaluation of the system, all with either purchase of minimum monthly supplies of the TLc Lensette(Trademark) calibration standards at $10 per TLc Lensette(Trademark), or minimum monthly charges of $10 per use under a Managed Use Program.

         As part of its marketing plan, the Company offers a Managed Use Program for hospitals under which the hospital can monitor bilirubin levels in infants for a fixed monthly fee paid to the Company [or its distributor]. The hospital and the Company would jointly decide on the number of uses of the Colormate(Registered) TLc Bilitest(Trademark) System covered by such fee based on number of births and existing bilirubin testing levels. These estimates would be reviewed quarterly for adjustments to the program.

         In order to provide the ColorMate(Registered) TLc BiliTest(Trademark) System to hospitals and physicians already placing orders, and to expedite evaluation of the product by the medical community, the Company has taken a series of significant steps to increase awareness of its products in the medical community and to initiate its own sales and servicing of the ColorMate(Registered) TLc BiliTest(Trademark) System with United States physicians and clinicians in hospitals.

         In November 1998, the Company opened its medical division, supervised by Sheila Kempf, Vice President Medical Division. Ms. Kempf is a former Vice President - Marketing of Corometrics, a Marquette Medical Inc. company, and a former director of Marketing for Sensors and accessories of Nelcor Puritan Bennet, Inc. and has over 13 years experience in the medical marketing field. The Company also hired neonatal nurse clinical specialists to provide training to hospital staffs using the ColorMate(Registered) TLc BiliTest(Trademark) System. The newly formed medical division provides sales and support for the ColorMate(Registered) TLc BiliTest(Trademark) System delivered to customers in the medical community, including hospitals, pediatricians, clinics and home health care agencies, and performs delivery, training and in-servicing for customers initially generated by the Company's presentations to the medical community.

         In January 1999, the Company formed a five-person sales unit to be led by Dennis A. McClinton, Vice President of Sales. Mr. McClinton has an 18-year background in sales of fetal and neonatal ICU monitoring products at Marquette Medical Systems and will head a staff that averages ten years experience in that field. The new unit is responsible for the initial sales activity for the ColorMate(Registered) TLc BiliTest(Trademark) System.

         In January 1999, the Company appointed Medical International, Inc. as its exclusive distributor of the ColorMate(Registered) TLc BiliTest(Trademark) System in certain states; in February 1999, the marketing efforts of this distributor commenced.

         The Company launched the ColorMate(Registered) TLc BiliTest(Trademark) System to the Chinese medical community at the Sinomed 1998 Exhibition, the 7th China International Medical Equipment and Facilities Exhibition ("Sinomed"). This exhibition was attended by over 80,000 physicians, healthcare professionals, hospital administrators and medical equipment manufacturers and distributors. In conjunction with Sinomed, doctors from the Company's Medical Advisory Board conducted seminars on the technology and use of the ColorMate(Registered) TLc BiliTest(Trademark) System at two hospitals in Beijing. In connection with Sinomed, the Company signed a Memorandum of Understanding

("M.O.U.") with the International Health Exchange Center, Ministry of Health ("M.O.H.") of the People's Republic of China in Beijing regarding the Company's ColorMate(Registered) TLc BiliTest(Trademark) System non-invasive newborn bilirubinemia (infant jaundice) monitoring device. Under the M.O.U., the M.O.H. has recently completed the first stage of its nationwide study and is compiling the results in connection with developing a plan on the most advantageous structure to implement the device's use in the People's Republic of China, based on the results of the study. There can be no assurance as to the timing of the actions anticipated to be taken by M.O.H.

         The Company also announced that it signed a letter of intent with the China National Medical Equipment and Supplies, Import and Export Corporation, M.O.H., People's Republic of China, which is interested in supporting the distribution of the Company's device, including investigations for acceptable price structures for marketing the ColorMate(Registered) TLc BiliTest(Trademark) System in China. There can be no assurance as to the timing of the actions anticipated to be taken by M.O.H. In support of any potential distribution partner and the relationships established between the Company and the M.O.H., other officials, physicians and the Chinese business community, the Company will continue to support these collaborations with the People's Republic of China and in this regard has hired two Chinese representatives of the Company to expedite any potential manufacturing, marketing and distribution of the ColorMate(Registered) TLc BiliTest(Trademark) System in China.

         The Company also launched the ColorMate(Registered)
TLc BiliTest(Trademark) System to the European medical community at the International Congress of Pediatrics and the First International Congress of Pediatric Nursing, held in Amsterdam from August 4 to August 14, 1998. The conference, held every four years, is one of the largest pediatric conferences in Europe with attendance of approximately 8,000 pediatricians, neonatologists and health care professionals. At the conference, Dr. Ian Holzman, Chief of Newborn Medicine at Mt. Sinai Hospital, New York, presented a paper on the results of extensive clinical trials of the ColorMate(Registered)
TLc BiliTest(Trademark) System at two hospitals in New York. Dr. Holzman's paper on the studies was published in the September 1998 issued of Pediatrics.

         In October 1998, the Company initiated ongoing clinical trials of the ColorMate(Registered) TLc BiliTest(Trademark) System at the Beijing OB GYN Hospital in China. The Company has hired two employees in South Africa and in November 1998 initiated ongoing clinical trials of the ColorMate(Registered)
TLc BiliTest(Trademark) System in monitoring newborn bilirubinemia (infant jaundice) at King Edward Hospital in Durban. In addition, the Company anticipates commencing additional multicenter studies of the ColorMate(Registered) TLc BiliTest(Trademark) System in monitoring newborn bilirubinemia (infant jaundice) in a number of hospitals located in the United States, England, Israel, Brazil and Argentina, although there can be no assurance of the exact timing of implementation at each hospital. These studies, as well as those conducted in South Africa and Beijing, are being coordinated by Dr. Jeffrey Maisels pursuant to international testing protocols developed by Dr. Maisels.

         Cosmetics and Beauty Aid. The Company will seek to market its Beauty-Aid Products by establishing relationships with national distributors or other companies that it believes could effectively market and/or utilize the Company's technology and Intellectual Property. These relationships could take the form of lease/license arrangements, marketing and distribution arrangements, joint ventures or acquisitions. Presently, as the result of its efforts to market commercially the ColorMate(Registered) Bilirubin Device for medical application, other than its arrangements with Gordon Laboratories and Nordstrom, the Company has not initiated any new relationships to distribute its Beauty-Aid Products. Once the ColorMate(Registered) TLc BiliTest(Trademark) System has achieved commercial distribution, the Company will renew its efforts for commercial distribution of its Beauty-Aid Products.

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

         The Company has not achieved material levels of cosmetics sales from its ColorMate(Registered) units locations and expects that, at the cosmetics sales levels achieved per location to date, the Company will have to greatly increase the number of ColorMate(Registered) units in use to achieve significant levels of cosmetics sales revenue. The Company also believes, based on its operating history since February 1993, that achieving such increased levels of cosmetics sale revenues will take significantly longer than was originally anticipated. However, the Company has completed its inventory of a new line of chromatically balanced and color coordinated cosmetics, which factors the Company believes (although there can be no assurance) may enhance revenues from the beauty-related installations once marketing efforts in these sectors are renewed.

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

Manufacturing

         Medical. One element of the Company's business strategy is to outsource the production of the components and final assembly of the ColorMate(Registered) TLc BiliTest(Trademark) System (including the TLc Lensette, the associated disposable calibration and verification standard for the system) to third-party manufacturers. In November 1998, the Company reached an agreement with a third-party manufacturer for the production of the ColorMate(Registered)
TLc BiliTest(Trademark) System. The manufacturer is a medical device production contractor, is ISO 9001/EN46001 certified, and has advised the Company that it is in substantial compliance with all applicable regulatory requirements for the contract manufacture of medical devices for U.S. and European Union distribution, including requirements under the FDA's Quality System Regulation ("QSR") and the requirements applicable to the manufacture of medical devices for the European Union (including ISO 9001 and EN46001).

         Under this renewable, four-year medical device manufacturing agreement, the contract manufacturer is the exclusive manufacturer/assembler and packager of two models of the Company's instrument for non-invasive monitoring of newborn bilirubinemia (infant jaundice) for distribution in the United States (subject to limited volume exceptions with respect to one model of the instrument). The manufacturer also has a right of first refusal to match third-party bids to manufacture/assemble and package a third model of such instrument and a further right of first refusal to match third-party bids to manufacture/assemble and package the two models referenced above for distribution outside the United States. In this regard, subject to any failure of the manufacturer to exercise its right of first refusal to match third-party bids (thus permitting the Company to use other manufacturers), the manufacturer is the Company's sole source of supply for the instruments. Under the agreement, the Company is responsible for providing to the manufacturer, for assembly and packaging, certain component parts.

         In February 1999, the first manufacturing run of the Company's ColorMate(Registered) TLc BiliTest(Trademark) System (under FDA QSR as well as ISO 9001/EN46001 manufacturing regulatory requirements) for monitoring newborn jaundice was completed by the manufacturer. The Company commenced shipping the ColorMate(Registered) TLc BiliTest(Trademark) System to those hospitals having placed purchase orders for the systems under a limited time offer. The Company also has begun in-servicing at hospitals and with physicians who have placed initial orders.

         The Company believes, based on discussions with suppliers of components used in its ColorMate(Registered) TLc BiliTest(Trademark) System and published price lists, that the components can be purchased in quantities of 1,000 or more on terms acceptable to the Company. However, there can be no assurance the Company will be able to obtain such terms or order in such quantities, and manufacture of limited quantities of the ColorMate(Registered) units would be significantly more expensive.

         To the extent the Company successfully markets the ColorMate(Registered) TLc BiliTest(Trademark) System for medical application, the Company will use the nonproprietary and proprietary components of a portion of the existing

ColorMate(Registered) units in its possession for the production of a limited number of such devices for early stage marketing and sales efforts and for commercial use.

         In August 1995, the Company established a research and development facility in Spokane, Washington. This office is staffed, in addition to support personnel, by two engineers who are former principals of R.B.H. Electronics, one of the companies which originally engineered and manufactured the Company's original ColorMate(Registered) units. These engineers currently are primarily engaged in developing the mass manufacture prototypes of the Bilirubin LED Device and the ColorMate(Registered) LED Device.

         Cosmetics. The Company's new cosmetics line is being manufactured by IMS and two independent suppliers; the Company believes its relations with these suppliers are good, and that in any event the Company is not dependent on these suppliers and can have its cosmetics line produced by other suppliers of goods to the cosmetics industry.

         The Company expects that the new versions of its ColorMate(Registered) System will also be capable of being manufactured at a cost substantially less than the cost incurred in manufacturing the Company's original
ColorMate(Registered) units. See "Proposed Marketing Plan," and Note 1 of Notes to the Financial Statements.

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

         Between 1984 and 1986, the Company developed the first version of the ColorMate(Registered) unit, a color measuring instrument that incorporated a computer, an industrial color measurement instrument, a printer and software incorporating certain of the Intellectual Properties, including the Chromaticity Studies. These Intellectual Properties and instrumentation would permit the user, without any visual estimates or judgments, to determine the color of a person's skin and assign it accurately to one of over 200 scientifically determined skin color categories identified by the Company. These categories are proprietary and constitute part of the Company's Intellectual Properties for use in various commercial applications. The skin color categories can, for non-medical marketing purposes, be scientifically defined by the Company within broader "cool/warm" color spectrum categories. During this period, the Company researched and developed and formulated its Products. Between 1984 and 1986, the Company also conducted additional research and development, refined its methodology and created software for use with the first ColorMate(Registered) unit to enable it to conduct the Chromaticity Studies for skin color compatibility with cosmetic, beauty aid and fashion products, and product color to product color compatibility.

         Additionally, the Company has achieved the ability to scientifically measure the color of hair (and assign it to one of 57 scientifically defined hair color categories) and has developed the technology and formulas for custom blending cosmetic foundations for each individual skin color identified by the Company, which foundations the Company anticipates marketing under the Nordstrom Agreement.

         During the early period of test marketing of its Intellectual Properties and the ColorMate(Registered) units with Hanes and Clairol, the Company engaged in further research and development regarding scientific measurement and color classification of hair and hair color products, hosiery, fabrics and cosmetics. In 1987, the Company conducted further research and development involving refining many aspects of the technology and instrumentation to create a miniaturized and portable version of the first ColorMate(Registered) unit capable of machine-to-machine reproducibility of the system (i.e., consistent results when different units are used to measure the same products or skin color). This enabled the Company to arrange for the mass manufacture for Avon in 1988 of 2,000 portable, miniaturized ColorMate(Registered) units in connection with the Avon Project. See "Avon Project and Litigation," "Manufacturing," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 of Notes to Financial Statements.

         From 1986 to 1991, the Company conducted additional research and development, refined its methodology and created and upgraded software for use with the ColorMate(Registered) System for skin color measurement for (i) medical application in detecting and monitoring certain Chromogenic Diseases (such as newborn bilirubinemia), defined by the Company as those where skin coloration is symptomatic of disease or disorder and (ii) for skin color compatibility to products, and (iii) for product color to product color compatibility in the dental and printing industries.

         The Company has completed both the new housing and related packaging for the briefcase model of its ColorMate(Registered) TLc BiliTest(Trademark) System. The Company has also recently completed development of the Bilirubin LED Device that could be used for monitoring newborn bilirubinemia (infant jaundice), subject to additional clinical testing and further FDA review and clearance. The Company is also engaged in clinical trials of the Colormate(Registered) Bilirubin Device for use in determining the appropriate levels of phototherapy to treat various skin diseases, such as psoriasis, and patient tolerance for phototherapy in treating various skin diseases.

         Since the IPO, research and development and technical efforts have been primarily directed towards (i) the Bilirubin Project, including the preparation and prosecution of the FDA 510(k) submission, and regulatory requirements for commercial distribution, (ii) conducting preliminary research for other medical applications, (iii) applying the Intellectual Properties to develop custom blended cosmetic foundations and hair color applications, (iv) conducting research for development of working prototypes of the ColorMate(Registered) externally powered and battery operated units and mass manufacture prototypes of the ColorMate(Registered) hand held units for medical application and (v) conducting research for development of a less expensive, hand held, LED version based on the ColorMate(Registered) portable units. Although the Company does not believe that further basic technological developments are required for the medical applications being targeted by the Company, the Intellectual Properties embodied in the software may be refined and updated. The Company believes that any such refinements will be within its current technological expertise.

Intellectual Properties, Patents and Patent Applications Pending

         The Company owns U.S. Patent No. 4,909,632 (expiring in 2007) entitled "Method For Selecting Personal Compatible Colors," U.S. Patents Nos. 5,311,293 (expiring in 2007), 5,313,267 (expiring in 2011) both entitled "Method and Instrument For Selecting Personal Compatible Colors" and 5,671,735 (expiring in
2014) entitled "Method and Apparatus for Detecting and Measuring Conditions Affecting Color." The Company has developed intellectual property rights in color analysis, calibration and verification in a number of fields including medical, biological, dental, cosmetic and materials testing. The intellectual property rights include trade secrets, know how and 14 pending United States patent applications. The Company also has filed patent applications in a number of foreign jurisdictions which correspond, at least in part, to the Company's United States patents. The Company has been granted European Patent No. 0446512 entitled "Method for Selecting Personal Compatible Colors." That European Patent has been nationalized in Austria, Belgium, France, Germany, Great Britain, Italy, Luxembourg, The Netherlands, Spain, Sweden and Switzerland and Liechtenstein. The Company also has Australian, Canadian, Korean and Mexican patents corresponding, at least in part, to its U.S. Patent No. 4,909,632, Taiwanese and Colombian patents corresponding, at least in part, to its U.S. Patent No. 5,313,267 and two Taiwanese patents corresponding at least in part to its U.S. Patent No. 5,671,735 (collectively, together with the United States patents, the "Patents"). The Company has not yet been granted any other foreign patents for its Intellectual Properties.

         The proprietary information claimed by the Patents includes, among other things: (i) a method of detecting a medical condition that involves a symptomatic, detectable change in a test subject's skin coloration, such as a method for monitoring newborn bilirubinemia (infant jaundice) in an infant test subject, (ii) a method and instrument for identifying skin color and categories of individuals, (iii) a method of determining color compatibility of an individual's skin with non-skin matter and (iv) a method of assigning a skin color compatibility classification to non-skin matter and color charts and sample assemblages made by that method. Proprietary information claimed by the Patents is incorporated in the proprietary software and measurement system used in the ColorMate(Registered) units.

         The Company has the trademarks COLORMATE(Registered) and MY COLORS BY CHROMATICS(Registered) registered in the United States Patent and Trademark Office ("USPTO"). The Company believes it also has established common law rights in the following marks: Baby Face Design Trademark, CCBRC, SITE FLAG, TLC BILI,

TLC BILITEST, TLC LENSETTE, TLC LENSPAK, TLC SOFT and TLC TOUCH and has filed applications with the USPTO to register the following marks: Baby Face Design Trademark, SITE FLAG, TLC BILI and TLC BILITEST. Further, the Company believes it has copyright protection for all of the software used in the ColorMate(Registered) System. After the respective expiration date of each of the Company's patents, the proprietary technology and instrumentation disclosed in each Patent will be available for use by others without compensation to the Company, unless protected by the claims of other U.S. patents that may be issued to the Company. The Company has not applied for patent protection for many aspects of the Intellectual Properties (i.e., its proprietary trade secrets and other confidential information). The Company typically imposes on its consultants, key employees and advisers confidentiality obligations in connection with their employment, consulting or advisory relationship with the Company. See "Risk Factors--Protection of Intellectual Property."

ColorMate(Registered) Products

         The ColorMate(Registered) units. The ColorMate(Registered) unit is principally a scientific color measurement instrument to be held against a subject's skin, hair, teeth, or sample, a series of filters and a computer and related proprietary software all housed in a portable briefcase. The color measurement instrument used within the ColorMate(Registered) unit or as a hand-held battery operated instrument is a ubiquitous unit utilized in the Company's medical, cosmetic and other applications. The instrument is held against the subject's skin, hair, teeth or sample and performs scientific color measurement of coloration and luminosity. In skin color analysis, the software then analyzes the color measurements so obtained and assigns the subject to one of the approximately 200 scientific skin color categories identified by the Company through its research and development effort. In the medical application for monitoring newborn bilirubinemia (infant jaundice) in infants, the instrument measures the incremental yellow content of the skin and provides a numerical index in milligrams/deciliter or micromoles correlating to the serum bilirubin concentration within a clinically useful range.

         In the beauty-related applications, the ColorMate(Registered) unit matches each skin color type to a range of scientifically pre-tested compatible product colors. The unit is equipped with a printer and can provide the subject with a record of his or her skin color category and color compatible shades of specific products (including the Company's cosmetic products) appropriate for that skin color category and other product colors. The ColorMate(Registered) units also can be used to perform Chromaticity Studies of various product lines in manufactured or applied forms (e.g., tooth enamel, hair coloring, hosiery, other cosmetic lines) on behalf of licensees. The ColorMate(Registered) unit was used in this capacity for Avon, was test marketed in this capacity for Hanes, Clairol and Regis, and is currently being used in this capacity in tests being conducted for IMS and under contract with Gordon Laboratories and Nordstroms. This capability permits the organization of the licensee's products into scientific color categories so that the consumer can be assisted with proper color coordination within the licensee's product line.

         The Company has completed the new housing and related packaging for the briefcase model of its ColorMate(Registered) TLc BiliTest(Trademark) System for monitoring newborn bilirubinemia (infant jaundice), which has FDA clearance for commercial marketing. Of the 2,000 ColorMate(Registered) units leased to Avon in 1988, the Company negotiated the return of 1,947 units to the Company during the Avon litigation in July 1991, of which approximately 1,400 units are available for commercial use. Sixty-two of these units are in commercial use in beauty salons or beauty-related installations located in the United States and internationally. Of the 1,338 ColorMate(Registered) units remaining, 300 units have been rehoused or repackaged and will be available for use in monitoring newborn bilirubinemia (infant jaundice). The balance are being completed on an ongoing basis. Thereafter, the Company will need to outsource the production of such components by subcontracting to third-party manufacturers. See "Manufacturing."

         The Company has conducted research and development and developed engineering specifications regarding a hand-held LED version of the ColorMate(Registered) System. This version may be marketed for medical use after conducting further clinical testing and is subject to FDA clearance for the Bilirubin LED Device. For non-medical applications, the ColorMate(Registered) LED Device may be marketed in various industries including the dental, beauty aid and fashion industries and also may be marketed directly to consumers for home and personal use. The Company expects the new LED versions will also be capable of being manufactured at a cost substantially less than the cost incurred in manufacturing the Company's existing ColorMate(Registered) units.

         Cosmetics Line. The ColorMate(Registered) System makes use of only skin coloration in assigning each complexion to one of approximately 200 measurable skin color categories. Each category is then assigned to one of four broader product color categories. The Company's cosmetics are divided into these same four color classifications, and the product shades in each have been scientifically measured and balanced chromatically to be compatible with the approximately 200 skin colorations within the four broad classifications. The product shades recommended by the ColorMate(Registered) System are individually prescribed for color coordination with each of the approximately 200 skin color categories. The Company's cosmetics line is scientifically formulated and balanced to provide color coordinated products for the skin color of all races. Each product shade also has been measured and cross-balanced to be compatible with all other shades in each of the four broad classifications, so that the colors blend together, and color coordinate with each other after they are applied. The Company previously marketed its cosmetics, My Colors by Chromatics(Registered), through the use of the ColorMate(Registered) units. The previous cosmetics line included underbase makeup, eyeshadow, blushers, eyeliner pencils, lipliner pencils, lipstick and nail polish, and was manufactured to the Company's color specifications by private label manufacturers, including IMS.

         The Company developed in conjunction with IMS and other subcontractors, a completely new line of cosmetic products featuring new formulas and updated packaging which track the Company's existing scientifically determined classifications and product shades. The Company anticipates marketing its cosmetic products, including new color compatible custom blended foundations, under the Nordstrom Agreement commencing upon delivery of packaging materials from Nordstrom and final cosmetic formulations, and under the Gordon Laboratories contract. The Company believes the new cosmetics line will be comparable in quality and performance to cosmetics sold in leading department stores, but generally will be priced lower than the cosmetics sold at the prestige end of the market. See "Proposed Marketing Plan," "Risk Factors," and
Note 1 of Notes to the Financial Statements. To date, the Company has received insignificant revenues from cosmetics sales other than in connection with the Avon Project. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Swatch Packs. The Company has marketed, through the use of the ColorMate(Registered) units, a line of fashion swatch packs consisting of 36 scientifically measured colors, coordinated with each other and with the consumer's skin tone color to aid the consumer in selecting color compatible fabrics and fashion accessories. Substantially all of the $1,300,000 revenue generated to date from swatch pack sales occurred in connection with Avon. Sales revenues from swatch packs since termination of the Avon project have been insignificant.

Test Marketing History and Prior Marketing Efforts

         Between 1986 and 1987, the Company entered into a series of separate test marketing arrangements and licenses of its Intellectual Properties and ColorMate(Registered) units with Clairol, Hanes and Bloomingdales. However, the Clairol test terminated as a result of failure to reach definitive agreement on licensing terms, and the Hanes and Bloomingdales tests were terminated when the Company entered into a license agreement with Avon, which required the Company not to compete in the department store market.

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

         In 1994, the Company entered into two separate domestic distribution arrangements, and one foreign distribution arrangement. These relationships were terminated in 1996 without generating any significant revenues. During 1996, the Company engaged in certain consumer testing, chromaticity studies and other studies of its technologies with a number of companies in the cosmetics, hair color and beauty aid fields, including Proctor & Gamble and Clairol. However, no definitive agreement was reached between the Company and any of the parties. The Company from time to time has been engaged in certain consumer testing, chromaticity study engagements, preliminary business discussions and early contract negotiations with a number of companies in the cosmetics and beauty aid fields. Such activities with certain of such companies have ceased, certain are ongoing and certain additional activities with such companies only recently commenced, such as the 1998 agreement with Nordstrom.

         There can be no assurance the Company will ever develop a successfully commercial market for the licensing or leasing of its ColorMate(Registered) System and Intellectual Properties or for the sale of the Beauty-Aid Products, or for medical application of its technologies. See "Risk Factors--Prior Marketing Attempts" and "Proposed Marketing Plan".

License and Lease Arrangements

         Medical. The Company has agreed on definitive basic terms with two potential marketing and distribution partners for the exclusive distribution of the Colormate(Registered) TLc Bilitest(Trademark) System in the hospital, pediatrician and home healthcare markets. Both of these proposals include terms requiring minimum annual placements of the Colormate(Registered) TLc Bilitest(Trademark) System and TLc Lensette(Trademark) calibration standards and/or charges per use. The Board is reviewing both sets of terms as well as recommendations of its advisors and the Company anticipates selecting one of these distributors shortly.

         Cosmetics and Beauty Aid. In September 1998, the Company entered into a lease and license agreement with Nordstrom, Inc. ("Nordstrom") granting Nordstrom a license to lease the ColorMate(Registered) System and to formulate and recommend Nordstrom's "C2O Color to Order" line of proprietary cosmetic products in four Nordstrom flagship department stores. The products will be introduced and evaluated over a three month period (commencing upon delivery of packaging materials from Nordstrom and final cosmetic formulations) for potential extended use, including additional store locations. In connection with this license agreement, the Company is collaborating with a consultant to provide training, marketing, sales, promotional and liaison services (including assisting in development of all applicable non-color product formulas, manuals, promotional materials and training aids) at each of the four Nordstrom's stores.

         The Company's leases and licenses for its ColorMate(Registered) units and Intellectual Properties for the sale of its Beauty-Aid Products at beauty salons/beauty-related installations in the United States are currently being renegotiated pending the completion and evaluation of the Colormate(Registered) LED System mass manufacturing prototype. Outside the United States, the Company conducts business in Israel and South Africa. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to Notes to the Financial Statements. In addition, the Company has entered into perpetual lease/licensing arrangements in respect of two such units for an aggregate price of $5,000 each at two beauty salons. The Company has received immaterial levels of sales revenue from these leases and licenses. See "Proposed Marketing Plan."

         In April 1992, the Company entered into an agreement with IMS, a cosmetic marketing, manufacturing and distribution company based in Israel, for the license of the Intellectual Properties and the lease of 24 ColorMate(Registered) units for use in marketing in Israel, the Company's swatch packs and those of IMS's chromatically balanced cosmetic products developed by the Company through Chromaticity Studies utilizing the Intellectual Properties. The Company has continued to extend, on a month-to-month basis, IMS's option to renew its leases for a five-year period in order for IMS to evaluate the handheld version of the ColorMate(Registered) LED Device upon completion of the prototype. IMS may lease up to 200 additional ColorMate(Registered) units during the five-year extension of this agreement. There can be no assurance that this agreement will be renewed for the full five-year renewal period or that IMS will lease additional ColorMate(Registered) units. In 1998 and 1997, the Company did not generate any revenues from IMS. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 1 to Notes to Financial Statements.

         Other than the units provided to IMS and Gordon Laboratories, the Company has leased or intends to lease the ColorMate(Registered) units for cosmetic use to beauty salons, beauty-related businesses, direct sales representatives and distributors and specialty stores (i) at a monthly rental fee ranging from $165 to $250 (depending on the length of the lease terms), if rented on a full-time basis, and at a proportionately higher rate if the machine is leased for shorter periods, or (ii) on a minimum monthly guarantee cosmetic product purchase basis. The Company sells its Beauty-Aid Products for resale to the public to persons leasing the ColorMate(Registered) units and licensing the Intellectual Properties. The Company intends to sell "tester" sets of its new cosmetics line, in connection with the placement of the ColorMate(Registered) units, in order to stimulate cosmetic sales. The Company's marketing plan currently anticipates that the skin color analysis capability of the ColorMate(Registered) units will be marketed in conjunction with the Beauty-Aid Products at a variety of price points--i.e., the color analysis alone will be priced at $25 and the analysis will be done on a complimentary basis for a customer who purchases Beauty-Aid Products for at least $25. However, the Company does not intend to conduct significant marketing efforts in the cosmetics or beauty aid field until after it has successfully commercialized its technologies for the monitoring of newborn bilirubinemia (infant jaundice) in infants.

Competition

         Medical Industry

         The medical device industry in general is intensely competitive. Now that the Company believes it is in substantial compliance with QSR and other FDA requirements and is beginning to market and distribute its ColorMate(Registered) TLc BiliTest(Trademark) System for monitoring newborn bilirubinemia (infant jaundice) in infants in the United States, the Company will compete with other providers of infant jaundice diagnostic and monitoring products.

         As the Company implements its business plan to commercialize the medical application for its Intellectual Properties, it will be entering a field characterized by rapidly changing technology, intense competition and extensive research and development. The Company will be competing with established companies which have greater financial, technical, manufacturing, marketing, research and development and management resources, including with respect to the monitoring of infant jaundice, companies such as Minolta Co., Ltd. ("Minolta"), Respironics, Inc. ("Respironics"), which recently acquired Healthdyne Technologies, Inc. ("Healthdyne"), and SpectRx, Inc. ("SpectRx"), among others. In addition, the invasive laboratory blood test detection and manufacturing methods currently in use for bilirubin infant jaundice, have already achieved acceptance by and are in widespread use in the medical community, unlike the Company's proposed methods. See "Risk Factors."

         The Company believes that Minolta developed and markets a screening device, the Minolta Jaundice Meter, to measure the amount of bilirubin in the skin of a newborn infant and whether a serum bilirubin measurement is required. The Company believes that the measurements obtained by the Minolta device, unlike the ColorMate(Registered) TLc BiliTest(Trademark) System, are not used when the infant is being treated by phototherapy for hyperbilirubinemia, and are affected by the infant's race and skin color, which the Company believes significantly limits its use in a heterogeneous population. As a result, the Company believes that the Minolta device is currently in limited use in the United States and that it is not used at all for infants who are receiving phototherapy. There can be no assurance that Minolta will not effect improvements to its device in the future to overcome these apparent limitations. See "Risk Factors."

         Based on public filings, the Company believes that in June 1996, SpectRx entered into a collaborative arrangement with Respironics in which Respironics was responsible for regulatory clearance and sales of SpectRx's device for infant jaundice analysis in the United States and Canada. Based on these filings SpectRx's infant jaundice device is intended to be a hand-held instrument, which incorporates a microspectrometer to collect spectroscopic information from the infant's skin. In February 1999, SpectRx announced that it had obtained 510(k) clearance for its device and that it would commence U.S. marketing of its device shortly. SpectRx also announced that during the third quarter of 1998, it entered into a distribution agreement with Atom Medical Corporation for distribution of the company's infant jaundice product in Japan, pending regulatory clearance from Japan's Ministry of Health and Welfare. Also, during the third quarter of 1998, SpectRx announced receipt of regulatory clearance to market its infant jaundice product in Canada and shipments to Respironics for sale in Canada commenced in the same quarter. The Company believes that the measurements obtained by the SpectRx device, unlike the Colormate(Registered) TLc BiliTest(Trademark) System, are not used when the infant is being treated by phototherapy for hyperbilirubinemia, which the Company believes significantly limits its use in monitoring bilirubin infant jaundice. See "Risk Factors."

         The Company's success depends in large part on the acceptance by the medical community of the Company's new technology. There can be no assurance that the ColorMate(Registered) TLc BiliTest(Trademark) System will effectively compete with any currently used systems. Furthermore, many of the Company's competitors have substantially greater financial, research, technical, manufacturing, marketing and distribution resources than the Company and have greater name recognition and lengthier operating histories in the health care industry. There can be no assurance that the Company will be able to effectively compete against these and other competitors, including those competitors who intend to promote their versions of non-invasive devices. Furthermore, there can be no assurance that the Company's competitors will not succeed in developing, during commercialization of the Company's products, devices and technologies that permit more efficient, less expensive non-invasive analysis of bilirubin infant jaundice. It is also possible that one or more pharmaceutical or other health care companies will develop therapeutic drugs, treatments or other products that will substantially reduce the prevalence of infant jaundice or otherwise render the Company's products obsolete. Such competition could have a material adverse effect on the Company's business, financial condition and results of operation.

         The Company's ability to compete is affected by its product development and innovation capabilities, its ability to obtain additional regulatory clearances, as necessary, the marketing and manufacturing capabilities of the Company and its third party vendors, its ability to protect the proprietary technology of its products, its ability to attract and retain skilled employees, and, for products sold in managed care environments, its ability to maintain current distribution relationships and establish new distribution relationships.

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

         Many of the companies with which the Company competes rely on a variety of subjective techniques to determine color compatibility, such as video simulation techniques, computer processing of responses to questionnaires, material draping techniques and "white card to wrist" techniques. With these subjective techniques, results can vary from customer to customer, from geographical region to region, etc. Many of the Company's competitors have been quite successful in marketing their cosmetic lines based on the subjective techniques described above or by marketing cosmetics advertised as "color coordinated" even without being sold in connection with the subjective techniques. The Company believes that only its ColorMate(Registered) units and Intellectual Properties, and licensees thereof, can provide scientifically accurate color analysis and that this capability provides significant marketing advantage as was demonstrated in certain of the Company's test marketing activities and with Avon. There can be no assurance that consumers will prefer products based on such determinations, rather than the products sold by most of the Company's competitors based on subjective techniques. However, the Company believes its objective scientific techniques provide competitive marketing advantages to the consumer in that the Company believes the subjective techniques do not produce accurate, consistent results from consumer to consumer, or upon multiple readings of the same consumer at different times. The inaccuracy inherent in the subjective techniques is attributable to reliance on or interference from such variables as (i) variations in the accuracy of draping materials and the inability of video simulators to accurately reproduce color images, (ii) differences in the training and color vision of the consultant (which vary from person to person and which in any event cannot be as accurate as a scientific measuring instrument), (iii) consistent lighting (i.e., natural light versus fluorescent and/or non-fluorescent lighting) and (iv) surrounding hair and eye coloration (which can result in misleading color analysis of adjacent skin tone, such as trying to compare the skin of people of different races who both have black eyes and hair). The Company's system relies solely on color measurement of the skin by instrument and does not rely on, and achieves consistent, repeatable scientific results independent of, such variables. The Company believes that consumers will prefer a system that offers objective, accurate, repeatable determination of skin color and the products most compatible with that skin color over subjective techniques that offer inconsistent results. In addition, because the ColorMate(Registered) units are easy to use and virtually automatic, the units do not rely on the operator's color analysis expertise or require extensive operator training, thereby resulting in training cost savings.

         Other Applications

         The Company has not previously licensed its Intellectual Properties for use in any industry other than the cosmetics, beauty aid and fashion industries. In addition, management of the Company has had limited experience in marketing the Intellectual Properties and ColorMate(Registered) System in other fields, such as the dental industry. Although the Company intends to retain consultants who will be able to assist the Company in marketing in such fields, as well as the medical industry, the Company's resources are limited. To the extent the Company attempts to market products utilizing its Intellectual Properties in other industries, the Company will compete with established companies and technologies in those industries, which companies have, among other things, significantly greater financial, marketing and human resources than the Company, as well as an established presence in their own industries. In particular, other companies, including newer companies, that may have developed non-invasive detection and monitoring devices but that may or may not have obtained FDA marketing clearance, already have established certain relationships with large distribution companies based on other products they have developed and manufactured to date. In addition, the industrial color meter divisions of camera companies, provide color measurement equipment in the paint, textile, automotive and food industries, and are the leaders in scientific color measurement of products in these industries. In fact, the Company would be competing in these industries with suppliers of components for the ColorMate(Registered) units. These components employ the same color measurement technology and methodology as do the ColorMate(Registered) units when they are equipped with standard non-proprietary software for industrial application. However, when the ColorMate(Registered) units are equipped with certain of the Company's proprietary software programs, they provide machine-to-machine stability and reproducibility. Other than in special applications, including applications requiring such machine-to-machine stability and reproducibility, the Company's Intellectual Properties and ColorMate(Registered) units do not provide batch to batch (for instance, dye lot to dye lot) color measurement superior to that provided by existing technology. However, the Company believes that the ColorMate(Registered) units can be marketed at prices less than those currently charged by such competitors for comparable color measurement instruments, even in standard industrial applications.

Government Regulations

         Product Regulation. The Company's advertising, sales practices, cosmetic products and medical products (including the labeling and packaging thereof) are and will be subject to applicable federal, state and local regulation (including regulation by the FDA, the Federal Trade Commission, and the Federal Communications Commission, under various laws such as the Fair Packaging and Labeling Act and/or any comparable state authority, agency or statute) and will be subject to regulation by comparable foreign authorities if the Company markets its ColorMate(Registered) units and products abroad. In addition, the research, development, testing, production and marketing of the Company's medical products are subject to extensive governmental regulation in the United States at the federal, state and local levels, and in certain other countries, that regulate direct selling activities. Non-compliance with applicable requirements may result in recall or seizure of products, total or partial suspension of production, refusal of the government to allow clinical testing or commercial distribution of products, civil monetary penalties, injunction and criminal prosecution.

         The FDA regulates the development, production, distribution and promotion of medical devices in the United States. The medical products being developed for manufacture and sale by the Company are subject to regulation as medical devices by the FDA. Pursuant to the Federal Food, Drug and Cosmetic Act (the "Act"), a medical device is classified as a Class I, Class II or Class III device. Class I devices are subject to general controls, including establishment registration, device listing, premarket notification (510(k)) clearance (in some cases), labeling requirements, QSR requirements, prohibitions on adulteration and misbranding, and reporting of certain adverse events (known as medical device reporting or "MDR"). In addition to general controls, Class II devices may be subject to special controls that could include performance standards, postmarket surveillance, patient registries, guidelines, recommendations and other actions as the FDA deems necessary to provide reasonable assurance of safety and effectiveness of the device. Class III devices must meet the most stringent regulatory requirements and must be approved as safe and effective by the FDA before they can be marketed. Such premarket (PMA) approval can involve extensive preclinical and clinical testing to prove safety and effectiveness of the device and generally is more costly and time consuming than a 510(k) submission.

         Unless otherwise exempt, all medical devices introduced to the market since 1976 are required by the FDA, as a condition of marketing, to secure 510(k) clearance or premarket approval through a PMA. A product will be cleared by the FDA under a 510(k) if it is found to be substantially equivalent in terms of safety, effectiveness, technology and intended use to another legally marketed medical device that was on the market prior to May 28, 1976 (that subsequently did not require a PMA application) or to a product that has previously received a 510(k) and is lawfully on the market. If a product is not substantially equivalent to such a medical device, and not otherwise exempt, the FDA must first approve a PMA application before it can be marketed. An approved PMA indicates that the FDA has determined the product has been proven, through the submission of clinical data and manufacturing and other information, to be safe and effective for its labeled indications. The PMA process typically takes more than a year and typically requires the submission of significant quantities of clinical data and supporting information. The process of obtaining a 510(k) currently takes, on average, approximately four months from the date of submission (based on FDA's fiscal year 1998 figures). However, the review process for a particular product may be shorter or substantially longer depending upon the circumstances. Moreover, there can be no assurance that a 510(k) will be cleared. A 510(k) must include submission of supporting information, including design details and draft labeling, and may be required to contain safety and efficacy data, possibly from clinical trials. Product modifications intended to be made to a cleared device also may require filing and clearance of a new 510(k) submission or filing and approval of a PMA supplement, during which time the modified product cannot be commercially distributed.

         The 510(k) clearance order obtained from the FDA's CDRH indicates that the Company's ColorMate(Registered) Bilirubin Device is a Class II device, subjecting it to "general controls" and "special controls." Currently, the Company is unaware of any special controls applicable to the ColorMate(Registered) Bilirubin Device. The Company is not currently developing, manufacturing or distributing any Class III devices, although it may do so in the future. The Company also is subject to additional FDA and foreign statutes and regulations and/or may be subject to additional clearances or approvals to the extent the Company continues its efforts to test, manufacture and license the Intellectual Properties and lease the ColorMate(Registered) units to the medical community in additional or significantly modified forms or for new uses. The Company is subject to regulation by various governmental agencies that regulate direct selling activities. See "Risk Factors."

         Although the Company has received FDA clearance on its ColorMate(Registered) Bilirubin Device pursuant to a "substantial equivalence" determination order, in the form of a letter dated July 24, 1997 from the FDA's CDRH, authorizing the Company to commercially distribute its ColorMate(Registered) Bilirubin Device for monitoring newborn bilirubinemia (infant jaundice) by healthcare professionals in the United States, the Company also must comply with the other applicable statutes enforced, and applicable rules and regulations promulgated, by the FDA, in order to legally market the device. The "substantial equivalence" order states that the Company must comply with the medical device general controls, e.g., device establishment registration, medical device listing, good manufacturing practices (QSR requirements), medical device reporting, labeling, and the statutory prohibitions against adulteration and misbranding.

         The process of obtaining marketing clearance for new medical products from the FDA can be costly and time consuming, and there can be no assurance that such clearance will be granted for the Company's future products on a timely basis, if at all, or that FDA review will not involve delays that would adversely affect the Company's ability to commercialize additional or significantly modified products or to expand permitted uses of existing products. Regulatory clearance to market a product from the FDA may entail limitations on the indicated uses of the product. The ability to market can be challenged (and possibly withdrawn) by the FDA due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial clearance. The Company may be required to file further marketing applications with the FDA under certain circumstances, such as the addition of product claims or product redesign. The FDA also could limit or prevent the manufacture or distribution of the Company's products, and has the power to require the recall of such products, given certain circumstances. FDA regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretation made by the FDA or other regulatory bodies, will not adversely affect the Company. There can be no assurance the Company will be able to maintain substantial FDA compliance.

         In order for the Company to market its products in Europe and certain other foreign jurisdictions, the Company and its distributors and agents must obtain and maintain required regulatory registrations or approvals and otherwise comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. Specifically, certain foreign regulatory bodies have adopted various regulations, among other things, governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country. To market its ColorMate(Registered) TLc BiliTest(Trademark) System in the European Union, the Company sought ISO-9001/EN46001 certification and the right to affix the CE mark. ISO-9001/EN46001 certification recognizes that the Company has established a quality system for the design, development, manufacturing, servicing and distribution of its medical device. The CE mark is a symbol of quality and compliance with applicable European Union medical device directives. In March 1999, the Company received ISO-9001/EN46001 certification and passed a product inspection in February 1999 for purposes of receiving the right to affix the CE mark to such specific inspected product. The Company is awaiting a certification from the appropriate European authority to allow release of the specific inspected product for European Union distribution. The Company also has applied for and is awaiting the right to self-certify the product, without the need for third party specific product inspection and certification, for purposes of affixing the CE mark for European Union distribution. Failure to maintain ISO 9001/EN 46001 certification, CE mark rights or other foreign regulatory approvals for the Company's medical products would prevent the Company from marketing its medical products abroad, which would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will obtain any other required regulatory registrations or approval in such countries or that it will not be required to incur significant costs in obtaining or maintaining such regulatory registrations or approvals. Delays in obtaining any registrations or approvals required to market the Company's products, failure to receive these registrations or approvals, or future loss of previously obtained registration or approvals could have a material adverse effect on the Company's business, financial condition and results of operations. The Company may rely on its third-party foreign distributors to comply with certain foreign regulatory requirements. The inability or failure of the Company or such foreign distributors to comply with varying foreign regulations or the imposition of new regulations could restrict the sale of the Company's products internationally and thereby adversely affect the Company's business, financial condition and results of operations.

         The Company and any third party with which it has made contract manufacturing or other regulated arrangements will be required to adhere to applicable FDA regulations, including the QSR requirements and similar regulations in other countries, which include, among other things, testing, control, and documentation requirements. Ongoing compliance with QSR requirements and other applicable regulatory requirements will be strictly enforced in the United States through periodic inspections by federal and possibly state agencies, including the FDA, and in foreign jurisdictions by comparable agencies. The FDA revised the QSR requirements in 1996 which increased the cost of regulatory compliance for the Company. Failure to comply with applicable regulatory requirements could result in, among other things, warning letters, injunctions, civil monetary penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for devices, possible rescission or withdrawal of clearances or approvals previously obtained and criminal prosecution. The restriction, suspension or revocation of regulatory clearances or approvals or government enforcement actions due to any other failure to comply with regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

         Future products developed by the Company and products currently under development may require FDA clearance through either 510(k) or PMA application procedures. There can be no assurance that marketing clearances or approvals will be obtained on a timely basis or at all. Delays in receiving such clearances or approvals could have a material adverse effect on the Company.

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

         Anti-Remuneration Laws. A federal law commonly known as the "anti-kickback statute" prohibits the offer, solicitation, payment or receipt of anything of value (direct or indirect, overt or covert, in cash or in kind) which is intended to induce business for which payment may be made under a federal health care program, i.e., any plan or program that provides health benefits, whether directly or indirectly, through insurance, or otherwise, which is funded directly, in whole or in part, by the United States Government (e.g., Medicare, Medicaid and CHAMPUS). The type of remuneration covered by the anti-kickback statute is very broad. It includes not only kickbacks, bribes and rebates, but also proscribes any remuneration, whether made directly or indirectly, overtly or covertly, or in cash or in kind. Moreover, prohibited conduct includes not only remuneration intended to induce referrals, but also remuneration intended to induce purchasing, leasing, arranging or ordering of any goods, facilities, services, or items paid for by a federal health care program.

         In part to address concerns regarding the implementation of the anti-kickback statute, in 1991, the federal government published regulations that provide exceptions or "safe harbors" for certain transactions that are deemed not to violate the anti-kickback statute. Among the safe harbors included in the regulations are transactions involving discounts or the payment of certain administrative fees to group purchasing organizations. While the failure to satisfy all the criteria for a safe harbor does not necessarily mean that an arrangement is unlawful, engaging in a business practice for which there is a safe harbor may be regarded as suspect if the practice fails to meet each of the prescribed criteria of the safe harbor. Violations of the statute are punishable by civil and criminal penalties and/or exclusion of the provider from participation in the federal health care programs. Also, there is the risk that, in a civil lawsuit to enforce a contract that contains a structure in violation of the anti-kickback statute, a court might conclude that the contract is unenforceable as against public policy. Congress directed the Secretary of the United States Department of Health and Human Services ("HHS") to issue advisory opinions regarding compliance with the anti-kickback statute. Failure of a party to seek an advisory opinion, however, may not be introduced into evidence to prove that the party intended to violate the anti-kickback statute. Several states also have statutes or regulations prohibiting financial relationships with referral sources that are not limited to services for which a federal health care program pays.

         While the Company believes its marketing programs meet the requirements of the anti-kickback statute and its implementing regulations, there is no guaranty that the HHS Office of the Inspector General would view all of the Company's marketing arrangements as meeting all of the requirements of the appropriate safe harbors. The Company has not sought, and has no present intention to seek, an HHS advisory opinion regarding any aspect of its current marketing arrangements. A finding of noncompliance with the anti-remuneration laws by federal or state regulatory officials, including noncompliance with appropriate safe harbors, could have a material adverse effect on the Company.

         Coverage and Reimbursement. The Company's products are intended to be purchased or leased by health care providers or suppliers which submit claims for reimbursement for such products or their use to third-party payors such as Medicare, Medicaid and private health insurers. In the United States, patients, hospitals and physicians who purchase medical devices, generally rely on such third-party payors to reimburse them for all or a portion of the cost of the medical device or its use. Reimbursement for devices (or their use) that have received FDA clearance has generally been available in the United States. Third-party payors are increasingly challenging the prices charged for medical products and services. There can be no assurance that the Company's products will be considered cost effective and that reimbursement to the consumer will be or continue to be available, or sufficient to allow the Company to sell its medical device products on a competitive basis. Moreover, obtaining and maintaining health care payors' approval of reimbursement for the Company's products or their use, and the level of reimbursement made available, will be an important factor in establishing pricing, structure and market acceptance. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third-party health care payors. Furthermore, the Company could be adversely affected by changes in reimbursement policies of governmental or private health care payors. Although the Company has no knowledge that third-party payors will adopt measures that would limit coverage of, or reimbursement for, its products or their use, any such measures that were applied to the Company's products could have a material adverse effect on the Company. See "Risk Factors" - "Government Regulation - Coverage and Reimbursement" for a discussion of the impact of U.S. and foreign healthcare and insurance policies on the Company's business and marketing plan.

         American Medical Association ("AMA") CPT codes are generally used to facilitate the processing of insurance reimbursement claims and to provide a simplified reporting procedure. However, assignment of a code does not assure that the insurer will provide reimbursement or that the AMA endorses the medical procedure at issue. In March 1998, the Company was assigned AMA CPT Code 82250 for processing claims for use of the ColorMate(Registered) TLc BiliTest(Trademark) System. The same code is assigned for the reimbursement of laboratory blood tests currently used to monitor newborn bilirubinemia (infant jaundice). Subsequently, the AMA informed the Company that CPT Code 84999 ("Unlisted Chemistry Procedure"), not Code 82250, was the assigned code. However, the AMA indicated that it was reviewing coding in this area generally. The Company believes the original Code 82250 is correct and will continue its efforts to have the AMA reassign this code, or apply for a new code. There can be no assurance that the Company will be reassigned the original CPT Code 82250. Claims for reimbursement under CPT Code 84999 may not be as easily processed for reimbursement as claims made under CPT Code 82250.

         In addition, since receiving FDA marketing clearance in the United States, the Company has undertaken the procedures to obtain required international regulatory clearances for its ColorMate(Registered)
TLc BiliTest(Trademark) System. In this regard, to market its ColorMate(Registered) TLc BiliTest(Trademark) System in the European Union, the Company sought ISO-9001/EN46001 certification and the right to affix the CE mark. ISO-9001/EN46001 certification recognizes that the Company has established a quality system for the design, development, manufacturing, servicing and distribution of its medical device. The CE mark is a symbol of quality and compliance with applicable European Union medical device directives. In March 1999, the Company received ISO-9001/EN46001 certification and passed a product inspection in February 1999 for purposes of receiving the right to affix the CE mark to the specific inspected products. The Company is awaiting a certification from the appropriate European authority to allow release of the specific inspected product for the European Union distribution. The Company also has applied for and is awaiting the right to self-certify the product, without the need for third-party specific product inspection and certification, for purposes of affixing the CE mark for European Union distribution. As the Company moves forward with European Union commercialization plans, and if the Company obtains necessary regulatory marketing approvals from other foreign countries, market acceptance of the Company's products in international markets will be dependent in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country and include both government sponsored health care and private insurance. Although the Company intends to seek international reimbursement approvals, there can be no assurance that such approvals will be obtained in a timely manner, if at all.

         The Company is unable to predict what changes will be made in the reimbursement methods utilized by third-party health care payors. Although the Company anticipates that hospitals and physicians will justify the use of the ColorMate(Registered) TLc BiliTest(Trademark) System by clinical benefits that the Company believes will be derived from the use of the ColorMate(Registered) TLc BiliTest(Trademark) System, there can be no assurance that this will be the case.

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

Avon Project and Litigation

         Avon Project. Commencing in November 1986 and through 1987, the Company engaged in limited marketing activities with Avon and, in 1987 and 1988, engaged in research and development in respect of the miniaturization and refinement of the ColorMate(Registered) units, which contributed to the development of the portable ColorMate(Registered) units marketed by Avon. On October 15, 1987, the Company entered into an exclusive master license agreement with Avon under which the Company (i) researched and developed, engineered and arranged for the assembly by third-party subcontractors of 2,000 ColorMate(Registered) units,
(ii) conducted proprietary Chromaticity Studies of Avon's cosmetics line in order to develop Avon's "Avon Color" cosmetics line, and (iii) granted an exclusive United States license for use of its Intellectual Properties in certain retail areas. The cost of such research and development (estimated at $1,000,000) as well as the manufacturing cost of $4,600,000 for the ColorMate(Registered) units was paid by the Company from the proceeds of the license agreement with Avon.

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

Employees

         The Company currently employs 41 persons on a full-time basis, 20 of which are medical marketing or regulatory personnel. None of the Company's employees is represented by a union. The Company believes that its relationship with its employees is good. The Company intends to hire additional employees and consultants to carry out its proposed marketing plans. Such persons will be compensated with salaries, or on a fee or commission basis, as applicable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Recent Events

         On April 15, 1999, the Company issued an aggregate of $5,000,000 14% senior convertible debentures due April 15, 2002 (the "Debentures") in a private placement. Payments of interest on the outstanding principal amount of the Debentures are due on the earlier of the maturity date or upon any conversion of the Debentures into the Company's Common Stock. The accrued interest may be paid either in cash, shares of the Company's Common Stock or a combination of Common Stock and cash, at the option of the Company.

         The outstanding principal amount of the Debentures (together with accrued interest thereon) is convertible until after the first anniversary of the closing. At that time, the Debentures are convertible into shares of Common Stock, at the option of the holder or holders thereof, at the conversion price of $5.00. However, at any time prior to April 14, 2000, such portion of the Debentures may be converted, at the option of the holder or holders thereof, as shall result in the issuance, upon such conversion, of not more than an aggregate of 200,000 shares of Common Stock. Subject to applicable securities laws, the holder or holders of such shares, in the aggregate, may only sell not more than an aggregate of 50,000 shares of such Common Stock issued upon such conversion during any one month period ending prior to April 14, 2000. At any time after the 18 month anniversary of the closing, the Company may prepay the entire amount of the Debentures or any portion thereof for a prepayment price equal to the original principal amount of the Debentures plus all accrued and unpaid interest. At any time after the 18 month anniversary of the closing and prior to the Maturity Date, in the event the average closing bid price (as reported on the Nasdaq SmallCap Market or such other principal market or exchange on which the Common Stock is then traded) of the Company's Common Stock for any 10 consecutive trading days equals or exceeds $10.29, the Company can require conversion of the outstanding principal amount (together with accrued interest) of the Debentures into Common Stock at a conversion price of $5.00 per share.

         For as long as the Debentures are outstanding, the Company's obligation to pay the principal of and interest on the Debentures shall be senior in right of payment and priority to any current or future (i) obligations of the Company to commercial banks, institutional lenders or other lenders for borrowed money,
(ii) obligations of the Company to commercial banks, institutional lenders or other lenders under guarantees by the Company of obligations of wholly-owned subsidiaries of the Company to any such lenders and (iii) convertible preferred equity or convertible debt security issued by the Company.

         The Company is required to file a registration statement for all of the shares of Common Stock issuable upon the conversion of the outstanding principal amount of and accrued interest on the Debentures within 60 days of the closing, and to use best efforts to cause such registration statement to be effective within 120 days from the closing.

         An "Event of Default" under the Debentures shall constitute any of the following: (i) failure by the Company to make any payment (whether principal, interest or otherwise) on the Debentures when due and such default continues for 10 days; (ii) breach of any of the representations or warranties made by the Company in the Debentures or Subscription Agreement therefor, or in any written statements furnished by the Company in connection with the financing; (iii) the Company shall fail to perform its agreements or obligations under the Debentures or the Subscription Agreement and such failure shall continue for 30 days; (iv) the Company shall (1) make an assignment for the benefit of its creditors or commence proceedings for its dissolution; or (2) apply for or consent to the appointment of a trustee, liquidator, custodian or receiver thereof, or for a substantial part of its property or business; (v) a trustee, liquidator, custodian or receiver shall be appointed for the Company or for a substantial part of its property or business without its consent and shall not be discharged within ninety (90) days after such appointment; (vi) bankruptcy, reorganization, insolvency or liquidation proceedings or other proceedings for relief under any bankruptcy law or any law for the relief of debtors shall be instituted by or against the Company and, if instituted against the Company, shall not be dismissed within ninety (90) trading days after such institution or the Company shall by any action or answer approve of, consent to, or acquiesce in any such proceeding or admit the material allegations of, or default in answering a petition filed in any such proceeding; or (vii) the Company shall dispose of all or substantially all of its assets in one or more transactions or shall redeem more than a de minimis amount of its outstanding shares of capital stock.

         Following the occurrence of any Event of Default which is not waived by the Debenture holders, the holders may accelerate the maturity of the Debentures, whereupon all principal and interest thereunder shall be immediately due and payable. See "Risk Factors."

         The Company has agreed on definitive basic terms with two potential marketing and distribution partners for the exclusive distribution of the Colormate(Registered) TLc Bilitest(Trademark) System in the hospital, pediatrician and home healthcare markets. Both of these proposals include terms requiring minimum annual placements of the Colormate(Registered) TLc Bilitest(Trademark) System and TLc Lensette(Trademark) calibration standards and/or charges per use. The Board is reviewing both sets of terms as well as recommendations of its advisors and the Company anticipates selecting one of these distributors shortly.

         Adoption of Shareholders' Rights Plan

         On December 31, 1998, the Company's Board of Directors adopted a Shareholders' Rights Plan (the "Plan") designed to protect shareholders from various abusive or coercive takeover tactics, including attempts to acquire control of the Company at an inadequate price. The Plan is also intended to provide additional protection from partial or two-tiered takeover attempts, coercive stock accumulation programs, street-sweeps, squeeze-outs and other tactics that may be used to gain control of the Company without offering an adequate price to all shareholders. The Plan is similar to plans adopted by many public companies.

         Under the Plan, each shareholder will receive a dividend of one right for each share of the Company's outstanding common stock (a "Right"). Subject to the terms of the rights agreement between the Company and its transfer agent (the "Rights Agreement"), each Right will entitle the holder to purchase one one-hundredth of a share of the Company's new Class B Series 1 Preferred Stock at an initial exercise price of $28. Until the Rights become exercisable, they will be represented by, and trade with, the outstanding common stock; the Company does not anticipate issuing separate certificates for the Rights at this time.

         Initially, the Rights are attached to the Company's common stock and are not exercisable. They become detached from the Common Stock, and become immediately exercisable, (i) following expiration of the Board of Directors' right to redeem the Rights during the 10 day window period (the "Window Period"), or any extension of the Window Period, after any person or group (other than the exempted shareholder) becomes the beneficial owner of 20 percent or more of the Company's common stock (other than acquisitions which are approved in advance by the Board of Directors), or (ii) ten days after any person or group announces a tender or exchange offer that would result in that same beneficial ownership level (other than pursuant to certain permitted offers).

         If a person (other than the exempted shareholder or pursuant to a pre-approved acquisition) becomes a 20 percent owner in the Company, all Rights holders, other than such person, will be entitled to purchase shares of the Company's stock at a discounted price. If the Company is acquired in a merger after such an acquisition, all Rights holders except the buyer also will be entitled to purchase stock in the buyer at a discount.

         The Plan exempts any existing shareholder (including Darby Macfarlane, the Company's founder and Chief Executive Officer, her heirs and entities controlled by her, currently the owners of approximately 861,896 shares of the Company's common stock, 1,380,000 shares of the Company's Class A Preferred Stock and 450,000 options granted pursuant to the Company's 1992 Stock Option
Plan), so long as the number of shares of common stock beneficially owned by that shareholder does not exceed, with respect to all such exempt shareholders other than Mrs. Macfarlane, by more than ten percent (by acquisition) the number of shares of common stock beneficially owned by that shareholder as of December 30, 1998. In the case of Mrs. Macfarlane, such ownership cannot exceed by more than one percent the sum of (i) the shares of common stock beneficially owned by Mrs. Macfarlane as of December 30, 1998, plus (ii) all shares acquired upon exercise of options issued to Mrs. Macfarlane and her heirs, relatives and entities controlled by her, including without limitation, options issued under the Company's 1992 Stock Option Plan, plus (iii) all shares issued upon conversion of the Class A Preferred Stock owned by Mrs. Macfarlane and her heirs, relatives and entities controlled by her.

         The distribution of Rights was made on January 11, 1999 to shareholders of record of common stock on that date, and shares of common stock that are newly issued after that date will also carry Rights until the Rights become detached from the common stock. The Rights will expire on January 11, 2009. The Rights distribution is not taxable to shareholders. The Company may redeem the Rights for $0.001 each at any time during the Window Period, or any extension thereof, after a buyer acquires a 20 percent position in the Company, and under certain other circumstances.

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

         Lastly, at the Special Meeting, the shareholders approved an amendment to the Company's 1992 Stock Option Plan, as amended (the "1992 Plan"), to increase the number of shares of Common Stock with respect to which options may be granted from 2,000,000 to 3,000,000.

Risk Factors

         Limited Operating History. The Company has a limited operating history upon which its prospects can be evaluated. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. Until 1986, the Company was principally engaged in research and development relating to the Intellectual Properties, ColorMate(Registered) units and the Company's Beauty-Aid Products. From early 1986 through October 1987, the Company was engaged in limited test-marketing of certain of the Intellectual Properties and Beauty-Aid Products through its former licensees. From October 1987 until June 1991, the Company was principally engaged in the Avon Project. Since 1991, the Company has been engaged in the research and development of its ColorMate(Registered) TLc BiliTest(Trademark) System for the monitoring of newborn bilirubinemia (infant jaundice), the development of prototypes of additional versions of the ColorMate(Registered) unit and the refinement of its technologies for other applications. From October 1990 to date, the Company has not generated any material revenues and there can be no assurance it will be able to do so in the future. The Company's business is subject to the risks inherent in the development of new products using new technologies and approaches, many of which are beyond the Company's control, such as unanticipated development, manufacturing and regulatory delays and expenses. There can be no assurance that unforeseen problems will not develop with these technologies or applications, that the Company will be able to successfully address technological challenges it encounters in its research and development program or that commercially feasible products will ultimately be successfully developed and marketed by the Company.

         Operating Losses. The Company has incurred significant losses from operations for the years ended December 31, 1998 and December 31, 1997 ($7,284,800 and $5,053,100, respectively). The Company anticipates incurring substantially increased operating expenses as it attempts to expand its marketing and sales activity, incurs manufacturing expenses for the ColorMate(Registered) TLc BiliTest(Trademark) System and otherwise continues to implement its business plan, including for the medical application involving the monitoring of newborn bilirubinemia (infant jaundice). There can be no assurance the Company will not continue to incur such losses or will ever generate revenues at levels sufficient to support profitable operations.

         Although the Company anticipates that the future expenses regarding FDA application costs and related patent application costs should be significantly less than amounts incurred prior to receipt of the initial FDA marketing clearance, the Company will continue to incur significant additional costs and expenses in connection with FDA manufacturing and other regulations, state regulatory requirements and foreign market clearances and other requirements. Additional expenses are anticipated in connection with certain international multicenter studies being conducted on the ColorMate(Registered) TLc BiliTest(Trademark) System. See "Business." In addition, the Company expects to incur significant expenses relating to manufacturing expenses, products liability insurance, legal and regulatory compliance, including QSR/GMP quality system substantial compliance, as well as research and development for new potential applications, and implementation of the next phase of its efforts to successfully commercialize the medical application of its technology. The Company also anticipates significantly higher compensation expenses in connection with increased hiring to staff its medical division. See "Liquidity and Capital Resources," below.
The Company will also incur additional expenses implementing additional testing and clinical trials of its technologies for the possible monitoring of other chromogenic diseases. Further, the Company anticipates significantly higher legal expenses in connection with its defense of certain class action suits that have been brought against the Company and as the Company explores all of its potential legal remedies. See "Legal Proceedings."

         Need for Additional Financing; Cessation of Operations. The Company has limited resources and has not been able to finance its activities with cash flow from operations since fiscal 1989. There can be no assurance that proceeds from the Debentures or remaining proceeds from the previous exercise of its Placement Agent Warrants and Warrants, together with any anticipated sales revenues, future distributor payments and/or additional financing, if any, will be sufficient to fund operations until December 31, 1999, that sufficient sales levels, if any, will be achieved thereafter to fund operations or that the Company will not incur additional unanticipated expenses. In this regard, if the Company is unable to successfully market its Intellectual Properties, ColorMate(Registered) units and Beauty-Aid Products, and in particular, its ColorMate(Registered) TLc BiliTest(Trademark) System for monitoring of newborn bilirubinemia (infant jaundice), it is extremely doubtful it will be able to obtain additional future financing and, at such point, may have to cease operations. The Company's continued operation will depend on the successful marketing of the ColorMate(Registered) unit, its ability to obtain significant commercial sales of the Beauty-Aid Products and/or licensing and leasing fees from its Intellectual Properties and the ColorMate(Registered) units, and the availability of future financing. The Company expects that, in addition to the Debentures, further financing will be required to successfully commercialize the ColorMate(Registered) TLc BiliTest(Trademark) System and any additional medical application of its technologies. There can be no assurance that the Company will be able to obtain additional financing, such commercial sales or fees, in which case the Company's operations would be materially adversely affected and it may be forced to significantly curtail and/or cease operations.

         Default under the Debentures. Following the occurrence of any Event of Default under the Debentures or at any time thereafter (see "Recent Events - 1999 Financing") which is not waived by the Debenture holders, the holders may accelerate the maturity of the Debentures, whereupon all principal and interest thereunder shall be immediately due and payable. In the event the Company becomes obligated to effect such payment, and does not have sufficient funds to make such payment, the Company may be forced to cease operations and seek protection from its liabilities under applicable bankruptcy laws.

         No Assurance of Successful Commercialization of ColorMate(Registered) TLc BiliTest(Trademark) System. The Company's current ability to generate revenues and to achieve profitability and positive cash flow in the immediate future substantially will depend on the successful introduction of the medical application of its technology to monitor newborn bilirubinemia (infant jaundice). Although the Company is aware that studies have been conducted on non-invasive transcutaneous bilirubinometer devices other than the ColorMate(Registered) TLc BiliTest(Trademark) System and that some of these devices have received FDA marketing clearance, the Company believes the ability of the ColorMate(Registered) TLc BiliTest(Trademark) System to accurately provide an estimate of serum bilirubin levels in babies over a wide range of gestation, in babies of all racial categories and in babies receiving phototherapy, distinguishes it from the other existing non-invasive bilirubinometers with FDA clearance for commercial marketing. While the Company believes the non-invasive nature of its ColorMate(Registered)
TLc BiliTest(Trademark) System for monitoring newborn bilirubinemia (infant jaundice) provides benefits to patients, no assurance can be given that the medical community will accept and support the Company's medical device. There is no assurance that the Company's ColorMate(Registered) Device for newborn bilirubinemia (infant jaundice), or other future medical applications of the Company's technology will be capable of being produced in commercial quantities at acceptable costs. There can be no assurance that the existing medical applications for monitoring newborn bilirubinemia (infant jaundice), or for future applications even if all regulatory and reimbursement approvals are obtained, will be successfully marketed or achieve any significant degree of market acceptance among physicians, health care payors and others. The medical community generally has had limited exposure to the Company and its proposed medical application. Because the medical community is generally relatively slow to adopt new technologies, procedures or devices, the Company might be unable to gain access to potential customers to demonstrate the operation and efficacy of its Intellectual Properties in the medical field. Even if the Company gains access to sufficient potential customers, no assurance can be given that members of the medical community will perceive a need for or accept the Company's proposed medical application.

         Physicians and other health care professionals will not recommend or use the ColorMate(Registered) TLc BiliTest(Trademark) System unless they determine, based on experience, clinical data, relative cost, and other factors, that the ColorMate(Registered) TLc BiliTest(Trademark) System is an attractive alternative to reducing the current traumatic blood tests that have a long history of safe and effective use. The Company has begun conducting additional independent studies in order to achieve acceptance in the medical community. See "Business." The Company believes that recommendations by physicians and clinicians will be essential for the market acceptance of these products, but there can be no assurance that any such recommendations will be obtained. To the extent the Company is able to market and distribute its ColorMate(Registered) TLc BiliTest(Trademark) System, broad market acceptance of the Company's device will require the training of numerous physicians and clinicians, and the time required to complete such training could result in a delay of successful commercial distribution to the medical market. Moreover, obtaining and maintaining health care payors' approval of reimbursement for the Company's products, and the level of reimbursement made available, will be an important factor in establishing pricing, structure and market acceptance. In addition, purchase decisions for the device will be greatly influenced by health care administrators who are subject to increasing pressures to reduce costs. Some purchasers, such as hospitals, pediatrician's offices and home health care facilities, also might be reluctant to purchase products from a company that has not demonstrated the ability to satisfy ongoing delivery requirements. In addition, hospitals, clinics and pediatricians may be unwilling or unable to commit funds to the purchase of the Company's ColorMate(Registered)
TLc BiliTest(Trademark) System due to institutional budgetary constraints.

         User acceptance of these products will depend on many factors, including physician recommendations, the degree, rate and severity of potential complications, the cost and benefits compared to competing products or alternative medical treatments, available reimbursement and other considerations. In addition, the Company's pricing policies could adversely impact market acceptance of these products as compared to competing products and alternative treatments. If any of the Company's marketing or development programs are not successfully completed, required regulatory approvals or clearances are not maintained, or products for which approvals or clearances are obtained (such as the ColorMate(Registered) TLc BiliTest(Trademark) System) are not commercially successful, the Company's business, financial condition and results of operations would be materially adversely affected. There can be no assurance that the Company will be able to successfully address any problems that may arise during the commercialization process of its ColorMate(Registered) TLc BiliTest(Trademark) System.

         Early Stage of Development of Other Potential Medical Applications. Although the Company has received FDA clearance to commercially market its ColorMate(Registered) TLc BiliTest(Trademark) System as described above, has conducted early stage research and commenced initial clinical studies with respect to certain other Chromogenic Diseases identified by the Company (See "Business"), the Company's clinical and research development programs for other medical applications of its technology are at a very preliminary stage and substantial additional research and development and further clinical trials will be necessary before commercial versions of any additional proposed products are submitted for FDA marketing clearance and produced for other such medical applications. The Company could encounter unforeseen problems in the development of such other products such as delays in conducting clinical trials, delays in the supply of key components or delays in overcoming technical hurdles. There can be no assurance that the Company will be able to successfully address the problems that may arise during the development/commercialization process. In addition, there can be no assurance that any of the Company's proposed products for any such other medical application will be successfully developed, proven safe and efficacious in clinical trials or meet applicable regulatory standards and requirements.

         Assumptions Regarding Medical Business Plan and Strategy. The Company has formulated its medical business plan and strategy based upon certain assumptions regarding the size of the bilirubin monitoring market, the Company's anticipated short term and eventual share of this market, the price at which the Company believes it will be able to sell or lease its products, and consumer acceptance of the Company's products. There can be no assurance that the Company's assumptions will prove to be correct. The Company's ability to operate in the future will depend upon many factors, including technological advances and product obsolescence; levels of competition, including the entry into the market of additional competitors and increased success by existing competitors; changes in general economic conditions; increases in operating costs including costs of production, supplies, personnel or equipment; and changes in requirements and regulations promulgated by applicable federal, state, local and foreign regulatory authorities. There can be no assurance that the Company will successfully obtain or apply the human, operational and financial resources needed to manage a developing business. Failure by the Company to manage its growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

         Need for Additional Personnel. In order to generate and service sales of the Company's medical products, the Company needs to attract and retain significant additional senior and midlevel personnel experienced in marketing, sales and regulatory matters in the medical industry. The Company currently has only 41 full-time employees, of which 20 are medical marketing or regulatory personnel. In order to effectively implement its marketing and sales strategy for the medical market, the Company will need to hire additional sales, marketing, technical and operations personnel. The success of the Company will also be dependent upon its ability to hire, train and retain new and existing personnel. The Company will compete with other companies with greater financial and other resources for such qualified personnel. There can be no assurance that the Company will be able to hire and retain additional personnel to support the Company's marketing, sales, research and product development efforts.

         Lack of Marketing and Sales Experience. The Company has not previously licensed its Intellectual Properties for use in any industry other than the beauty aid, hosiery and cosmetics industries and management of the Company has not had any experience in marketing the Intellectual Properties, ColorMate(Registered) units or Beauty-Aid Products in any other field. Prior to licensing the Company's Intellectual Properties in any industry, including the cosmetic, beauty aids and fashion industries, the Company will be required to develop additional marketing skills relevant to such industries and conduct significant further marketing activity, and in certain of these industries, overcome regulatory hurdles, professional skepticism and develop specific practical applications therefor. The Company's medical support and sales division was only recently established and there can be no assurance it will successfully generate commercial levels of sales. There can be no assurance that the Company will be able to successfully maintain a marketing and sales force, or that it will be able to enter into additional marketing and sales agreements with third parties on acceptable terms.

         Dependence on Marketing and Distribution Arrangements with Third Parties. The Company has established a medical division to support its own and third party initial marketing efforts and has entered into a separate third party manufacturing agreement for the ColorMate(Registered) TLc BiliTest(Trademark) System. The Company's business strategy for the commercialization of its medical products depends upon the Company's ability to selectively enter into and maintain arrangements with leading marketing and distribution companies in the medical field. There can be no assurance that the Company will be able to do so. Any revenues to be received by the Company from its ColorMate(Registered) TLc BiliTest(Trademark) System will be dependent on arrangements with third parties for marketing, distribution and sales of the products. The obligation of any potential third party to fund or undertake the marketing, distribution and/or sale of the product covered by any arrangements with the Company may be dependent upon the satisfaction of certain goals or "milestones" by certain specified dates, some of which are outside the Company's control. To the extent that the obligations of any third party to fund or undertake the foregoing activities are not contingent upon the satisfaction of certain goals or milestones, a third party may retain a significant degree of discretion regarding the timing of these activities and the amount and quality of financial, personnel and other resources that they devote to these activities. Furthermore, there can be no assurance that disputes will not arise between the Company and any third party regarding their respective rights and obligations under the arrangements. Finally, there can be no assurance that a third party will not be unable, due to financial, regulatory or other reasons, to satisfy its obligations under its collaborative arrangement with the Company or will not intentionally or unintentionally breach its obligations under the arrangement.

         There can be no assurance that any third party will not, for competitive reasons, support, directly or indirectly, a company or product that competes with the Company's business. Furthermore, any dispute between the Company and a third party might require the Company to initiate or defend expensive litigation or arbitration proceedings.

         Any significant dispute with or breach, inability to perform, or termination of any arrangement with such third party would require the Company to seek and reach an agreement with another third party or to assume, to the extent possible and at its own expense, all the responsibilities being undertaken by the first such third party. There can be no assurance that the Company would be able to reach an agreement with a replacement third party. If the Company were not able to find a replacement third party, there can be no assurance that the Company would be able to perform or fund the activities for which the first such third party would be responsible. Even if the Company were able to perform and fund these activities, the Company's capital requirements would increase substantially. In addition, the further manufacture, development, marketing, distribution and sale of the product covered by such arrangement would be significantly delayed.

         Dependence on Medical Device Manufacturer. The Company does not itself manufacture the ColorMate(Registered) units, the ColorMate(Registered)
TLc BiliTest(Trademark) System or the Beauty-Aid Products, and in the past has been wholly dependent on third-party OEMs of parts, assemblers, cosmetics suppliers and textile suppliers. The Company may encounter various problems in establishing and maintaining manufacturing relationships and/or operations, resulting in inefficiencies and delays. Specifically, companies often encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel. In addition, the manufacturing facilities retained by the Company to manufacture its ColorMate(Registered) products for medical applications are subject to FDA QSR requirements and other regulatory requirements, international quality standards (such as ISO 9001/EN46001) and other regulatory requirements. Currently, the Company is dependent on the sole source manufacturer of the ColorMate(Registered) TLc BiliTest(Trademark) System under the existing exclusivity arrangements. The Company will have to maintain relationships with such manufacturer and third party suppliers of component parts for the production of its devices. There can be no assurance the Company will be able to maintain its relationships with its current manufacturer, or will be able to maintain arrangements with the other parts suppliers or assemblers on terms satisfactory to the Company. Although the Company believes that a number of manufacturers are capable of manufacturing and assembling the ColorMate(Registered) TLc BiliTest(Trademark) System, any change in manufacturers, or the retention of additional subcontractors, could result in additional costs and delays. Difficulties encountered by the Company in subcontracting to third-party manufacturers, scaling up production or failure by the Company to utilize manufacturing facilities in substantial compliance with FDA requirements, international quality standards or other regulatory requirements, could result in a delay or termination of production or regulatory enforcement action, which could have a material adverse effect on the Company's business, financial condition and results of operations.

         In connection with manufacturing of the ColorMate(Registered) units, the Company could be required to make significant advance payments, obtain letters of credit, cause potential customers or licensees to advance funds under their agreements entered into with the Company or otherwise secure its payment obligations to third-party manufacturers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Although the Company's existing manufacturing agreement for the ColorMate(Registered)
TLc BiliTest(Trademark) System does not require such obligations, there can be no assurance the Company will be able to maintain the existing relationship, or that the Company will be able to enter into replacement agreements that do not provide for such obligations and are otherwise on acceptable terms. There can be no assurance the Company will be able to secure its payment obligations itself or by having customers and/or licensees advance funds, or otherwise be able to manufacture the ColorMate(Registered) units or obtain further manufacture of the ColorMate(Registered) units or its products.

         To the extent the Company obtains any required FDA clearance for and markets the Bilirubin LED Device or markets the Colormate(Registered) LED Device, the Company will need to outsource the production and assembly of the components of the Bilirubin LED Device and the Colormate(Registered) LED Device to third party manufacturers and assemblers. One of the components of the Bilirubin LED Device is available from only one supplier. The Company is reliant on that one source of supply and these products would require a major redesign in order to incorporate any substitute components.

         Lack of Market Penetration in Other Industries. The Company has not yet achieved commercial market penetration in any industry, and there can be no assurance the Company will be able to do so in the future. The Company has not achieved significant levels of cosmetics sales from its ColorMate(Registered) unit locations, and expects based on the deminimus cosmetics sales levels achieved per location to date, that it will have to greatly increase the number of ColorMate(Registered) unit installations to achieve significant levels of cosmetics sale revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company also believes, based on its operating history since February 1993, that obtaining such increased cosmetic sales revenue will take significantly longer to achieve than was originally anticipated. At December 31, 1997, most of the inventory of the Company's cosmetics products was in excess of requirements based on the recent level of sales. After giving effect to the $100,000 write off in 1996 and the $75,000 write off in 1997, management believes no further significant loss will be incurred on the disposition of inventory. No estimate can be made of a range of amounts of loss that are reasonably possible should the Company's expectations not be met. There can be no assurance that no such loss will be incurred upon the disposition of inventory. In order to implement its marketing plans in the United States and abroad, including in industries in which the Company does not have prior experience, the Company will have to develop additional marketing skills and incur significant expenses on sales and marketing activities, including hiring finders, new personnel and consultants, and entering into arrangements with retailers and distribution companies having a regional or national presence. There can be no assurance the Company's marketing plan will be successful.

         Legal Proceedings. Three putative class actions were commenced against the Company and certain of its officers and directors in the Southern District of New York. The first two actions were commenced in June 1998 and are captioned L.F. Monk v. Chromatics Color Sciences International, Inc., Darby S. Macfarlane, Arthur Guiry, David K. Macfarlane and Leslie Foglesong, C.A. No. 98 CV 4111 (S.D.N.Y.) and Daniel R. Marquis v. Chromatics Color Sciences International, Inc., Darby S. Macfarlane, Arthur Guiry and Leslie Foglesong, C.A. No. 98 CV 4335 (S.D.N.Y.). The third action was commenced in August 1998 and is captioned Joseph Grunberg v. Chromatics Color Sciences International, Inc., Darby S. Macfarlane, Arthur Guiry, David K. Macfarlane and Leslie Foglesong, C.A. No. 98 CIV. 5646 (S.D.N.Y.)

         The complaints were consolidated pursuant to the Consolidation Order entered by the Court in December 1998. A consolidated amended complaint in the matter now captioned In re Chromatics Color Sciences International, Inc. Securities Litigation, Consolidated Matter File No. 98 Civ. 4111 (SHS), was filed and served in January 1999 (the "Action").

         Plaintiffs purport to bring the Action on behalf of all purchasers of the common stock of the Company, between July 30, 1997 and June 9, 1998, seeking damages for the alleged violation by defendants of Section 10(b) of the Securities Exchange Act of 1934, 15 U.S.C. ss.78j(b), and Rule 10b-5 promulgated thereunder, 17 C.F.R. ss.240.10b-5, and pursuant to Section 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. ss.78t(a), with respect to the individual named defendants as "controlling persons." The complaint alleges that the Company "embarked upon a scheme" to inflate the price of the Company's Common Stock by making false and misleading statements concerning: (i) the new and innovative nature of the Company's ColorMate(Registered)
TLc BiliTest(Trademark) System; (ii) the market size and revenue potential of the ColorMate(Registered) TLc BiliTest(Trademark) System; and (iii) the existence and status of negotiations with potential distributors of the ColorMate(Registered) TLc BiliTest(Trademark) System. The allegations of the complaint arise principally from a "report" prepared by Manuel I. Asensio of Asensio & Company, Inc. that was disseminated at the close of the putative class period.

         Defendants have moved to dismiss them Action. Defendants believe that the claims asserted against them are without merit and intend to vigorously defend the Action. No assurance can be given that the resolution of the Action and/or future actions will not have a material adverse effect on the Company's results of operations and liquidity. The Company has directors and officers insurance which may cover a portion of the liability asserted in the Action. The Company is exploring its legal remedies in respect of what it believes to be false allegations against the Company made by short sellers of its stock; the Company expects to incur significant expenses in this regard.

         Potential International Operations. The Company believes that sales of products to customers outside of the United States represents a significant potential source of growth. Following compliance with applicable foreign regulatory requirements, the Company expects to market its medical products internationally through affiliates and distributors. The primary targeted markets for the Company's products outside the United States are Western Europe, Canada, Asia, South Africa and South America. See "Business - The Bilirubin Project." The Company also intends to contract with a number of foreign manufacturers to provide certain of its sourcing needs for its medical device, although there can be no assurance it will be able to do so. To market its ColorMate(Registered) TLc BiliTest(Trademark) System in the European Union, the Company sought ISO-9001/EN46001 certification and the right to affix the CE mark. ISO-9001/EN46001 certification recognizes that the Company has established a quality system for the design, development, manufacturing, servicing and distribution of its medical device. The CE mark is a symbol of quality and compliance with applicable European Union medical device directives. In March 1999, the Company received ISO-9001/EN46001 certification and passed a product inspection in February 1999 for purposes of receiving the right to affix the CE mark to the specific inspected product. The Company is awaiting a certification from the appropriate European authority to allow release of the specific inspected product for European Union distribution. The Company also has applied for and is awaiting the right to self-certify the product, without the need for third party specific product inspection and certification, for purposes of affixing the CE mark for European Union distribution. There can be no assurance the Company will receive release of the already inspected product, or will receive the right to self-certify future products, which in either case would have a material adverse effect on the Company's plan for European Union distribution.

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

         Prior Marketing Attempts. Other than the Company's marketing efforts with Avon, arrangements with IMS and its beauty salon placements and the Nordstrom's contract, the Company's own attempts to license and/or lease its Intellectual Properties and the ColorMate(Registered) units and to market its Beauty-Aid Products independently and/or through licensees never proceeded beyond the test marketing stage. There can be no assurance the Company will in the future achieve commercial leasing of its ColorMate(Registered) units and commercial licensing of the Intellectual Properties or the sale of the Beauty-Aid Products. In addition, other than its installation of ColorMate(Registered) units in beauty salons and beauty-related businesses (which are generating insignificant revenue), the Company's revenue generating activities have been primarily conducted in conjunction with its former licensees (i.e., Clairol, Hanes and Avon), that provided substantial economic, administrative, marketing and advertising support. There can be no assurance that without the support of a marketing partner with financial resources, an advertising budget, market presence and consumer recognition, the Company will be able to achieve successful operations, including for medical applications of its products and technologies. Further, there can be no assurance the Company will ever develop a commercial market for the licensing or leasing of its ColorMate(Registered) units and Intellectual Properties, for the sale of the Beauty-Aid Products or for any medical applications of its technologies.

         Competition. To the extent the Company implements its business plan to commercialize a medical application for its Intellectual Properties, it will be entering a field characterized by rapidly changing technology, intense competition and extensive research and development. The medical products market in general is highly competitive. The Company's ability to compete in the monitoring of newborn bilirubinemia (infant jaundice) market depends primarily on the acceptance by the medical community of the Company's new technology, which can be influenced by factors such as price, product quality and features, technical capability, breadth of product line and distribution capabilities. The Company will be competing with companies, some of which are more established and which have greater financial, technical, manufacturing, marketing, research and development and management resources than the Company (including companies such as Minolta Co., Ltd., Respironics, Inc., which recently acquired Healthdyne Technology, Inc., and SpectRx, Inc., among others), and some of which have greater name recognition and lengthier operating histories in the health care industry. The Company believes the only commercially available non-invasive bilirubinometers with FDA marketing clearance in the United States are the Minolta Jaundice Meter and the SpectRx Bilicheck. In addition, there will be other companies with which the Company will compete regarding other potential medical applications which the Company may pursue. Furthermore, the monitoring methods currently in use for monitoring of newborn bilirubinemia (infant jaundice) as well as dermatological diseases and tuberculosis, the principal diseases with respect to which the Company may seek regulatory marketing clearance, have already achieved acceptance by and are in widespread use in the medical community, unlike the Company's proposed methods. There can be no assurance that the Company's proposed methods will be accepted by the medical community.

         There can be no assurance that the Company will be able to effectively compete against these and other competitors, including those competitors who intend to promote their versions of non-invasive devices. Additionally, there can be no assurance that the Company's competitors will not succeed in developing, either before, during or after the commercialization of the Company's product, devices and technologies that permit more efficient, less expensive non-invasive detection and monitoring of infant jaundice. It is also possible that one or more pharmaceutical or other health care companies will develop therapeutic drugs, treatments or other products that will substantially reduce the prevalence of infant jaundice or otherwise render the Company's products obsolete. There can be no assurance that the Company will be able to upgrade its medical applications and devices to compete with such competitors or with persons who may in the future develop products or detection methods competitive with the Company's proposed medical applications and devices.

         Now that the Company has developed its own marketing and sales capabilities, it will compete with other companies that have experienced and well-funded marketing and sales operations. In addition, the Company's ColorMate(Registered) TLc BiliTest(Trademark) System, as well as any future medical applications marketed by the Company, will compete with existing devices, technologies and methods in achieving acceptance in the medical community and in attracting support from independent medical device distribution organizations which sell medical equipment to the anticipated target market (i.e., hospitals, pediatrician's offices and home health care services).

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

         The Company's U.S. Patents apply only to the United States. The Company has filed patent applications in a number of foreign jurisdictions which correspond, at least in part, to the Company's U.S. Patents. The Company has been granted European Patent No. 0446512, nationalizations of that European Patent in Austria, Belgium, France, Germany, Great Britain, Italy, Luxembourg, The Netherlands, Spain, Sweden and Switzerland and Liechtenstein, as well as Australian, Canadian, Korean and Mexican Patents corresponding, at least in part, to its U.S. Patent No. 4,909,632, Taiwanese and Colombian Patents corresponding, at least in part, to its U.S. Patent No. 5,313,267 and two Taiwanese Patents corresponding, at least in part, to its U.S. Patent No. 5,671,735. The Company has not yet been granted any other foreign patents for its Intellectual Properties and there can be no assurance that it will be granted any such patents. Consequently, wherever the Company does not have foreign patents, third parties currently could exploit, outside the United States, the technology disclosed in the U.S. Patents, thereby increasing competition in such foreign markets. In addition, persons gaining access to the Company's unpatented proprietary information and technology and who are not bound by confidentiality agreements with the Company would have the ability to exploit the Company's unpatented proprietary information and technology both inside and outside the United States, thereby increasing competition.

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

         There can be no assurance that the Company's copyright protection for the software used in the ColorMate(Registered) Systems will provide it with a competitive advantage in that it may be possible for a competitor independently to develop similar software, design around the Company's copyrighted software or otherwise independently develop software with the capacity to accurately measure skin tone categories and conduct comparative color analysis.

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

         The Company is aware that others have obtained and are pursuing patent protection for various aspects of infant jaundice diagnostic and monitoring products and their use, including products that are non-invasive. There can be no assurance that the Company's technology, current or future products or activities will not be deemed to infringe upon the patent rights of others.

         Failure to Obtain and Maintain Third-Party Reimbursement. In the United States and elsewhere, sales of medical products and their use are dependent, in part, on the ability of consumers of these products to obtain reimbursement for all or a portion of their cost from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. If the Company brings its ColorMate(Registered) TLc BiliTest(Trademark) System or other future products to market, there can no assurance that such products will be considered cost effective and that reimbursement to the consumer will be or continue to be available, or sufficient to allow the Company to sell its medical device products on a competitive basis. Moreover, obtaining and maintaining health care payors' approval of reimbursement for the Company's products or their use, and the level of reimbursement made available, will be an important factor in establishing pricing, structure and market acceptance. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third-party health care payors. Furthermore, the Company could be adversely affected by changes in reimbursement policies of governmental or private health care payors.

         American Medical Association ("AMA") CPT codes are generally used to facilitate the processing of insurance reimbursement claims and to provide a simplified reporting procedure. However, assignment of a code does not assure that the insurer will provide reimbursement or that the AMA endorses the medical procedure at issue. In March 1998, the Company was assigned AMA CPT Code 82250 for processing claims for use of the ColorMate(Registered)
TLc BiliTest(Trademark) System. The same code is assigned for the reimbursement of laboratory blood tests currently used to monitor newborn bilirubinemia (infant jaundice). Subsequently, the AMA informed the Company that CPT Code 84999 ("Unlisted Chemistry Procedure"), not Code 82250, was the assigned code. However, the

AMA indicated that it was reviewing coding in this area generally. The Company believes the original Code 82250 is correct and will continue its efforts to have the AMA reassign this code, or apply for a new code. There can be no assurance that the Company will be reassigned the original CPT Code 82250. Claims for reimbursement under CPT Code 84999 may not be as easily processed for reimbursement as claims made under CPT Code 82250.

         Since receiving FDA marketing clearance in the United States, the Company has undertaken the procedures to obtain required international regulatory clearances for its monitoring technology for newborn bilirubinemia (infant jaundice). If the Company obtains the necessary foreign regulatory clearances, market acceptance of the Company's products in international markets will be dependent in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country and include both government sponsored health care and private insurance. Although the Company intends to seek international reimbursement approvals, there can be no assurance that such approvals will be obtained in a timely manner, if at all. Failure to obtain and maintain third-party reimbursement coverage for use of the ColorMate(Registered) TLc BiliTest(Trademark) System will have a material adverse effect on the Company's ability to commercialize its technology for medical applications.

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

         Although the Company has received FDA marketing clearance of its ColorMate(Registered) TLc BiliTest(Trademark) System pursuant to a "substantial equivalence" determination order, in the form of a letter dated July 24, 1997 from the FDA's CDRH, authorizing the Company to commercially distribute its ColorMate(Registered) TLc BiliTest(Trademark) System for monitoring newborn bilirubinemia (infant jaundice) by healthcare professionals in the United States, the Company also must comply with the other applicable statutes and applicable rules and regulations promulgated by the FDA, in order to legally market the device. The "substantial equivalence" order states that the Company must comply with the medical device general controls, e.g., device establishment registration, medical device listing, good manufacturing practices (QSR requirements), medical device reporting, labeling, and the statutory prohibitions against adulteration and misbranding. The order also states that the ColorMate(Registered) TLc BiliTest(Trademark) System is a Class II device which may be subject to additional special controls.

         In the United States, the FDA regulates the introduction of medical devices as well as, among other things, manufacturing, labeling and recordkeeping procedures for such products. The process of obtaining marketing clearance for new medical products from the FDA can be costly and time consuming, and there can be no assurance that such clearance will be granted for the Company's future products on a timely basis, if at all, or that FDA review will not involve delays that would adversely affect the Company's ability to commercialize additional or significantly modified products or to expand permitted uses of existing products. Regulatory clearance to market a product from the FDA may entail limitations on the indicated uses of the product. The ability to market can be challenged (and possibly withdrawn) by the FDA due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial clearance. The Company may be required to file further marketing applications with the FDA under certain circumstances, such as the addition of product claims or product redesign. FDA regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretation made by the FDA or other regulatory bodies, will not adversely affect the Company.

         In order for the Company to market its products in Europe and certain other foreign jurisdictions, the Company and its distributors and agents must maintain required regulatory registrations or approvals and otherwise comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. Specifically, certain foreign regulatory bodies have adopted various regulations, among other things, governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country. To market its ColorMate(Registered) TLc BiliTest(Trademark) System in the European Union, the Company sought ISO-9001/EN46001 certification and the right to affix the CE mark. ISO-

9001/EN46001 certification recognizes that the Company has established a quality system for the design, development, manufacturing, servicing and distribution of its medical device. The CE mark is a symbol of quality and compliance with applicable European Union medical device directives. In March 1999, the Company received ISO-9001/EN46001 certification and passed a specific product inspection in February 1999 for purposes of receiving the right to affix the CE mark to the specific inspected product. The Company is awaiting a certification from the appropriate European authority to allow release of the inspected product for European Union distribution. The Company also has applied for and is awaiting the right to self-certify the product, without the need for third party specific product inspection and certification, for purposes of affixing the CE mark for European Union distribution. There can be no assurance the Company will receive release of the already inspected product, or will receive the right to self-certify future products, which in either case would have a material adverse effect on the Company's plan for European Union distribution. Failure to maintain ISO 9001/EN 46001 certification, CE mark rights or other foreign regulatory approvals for the Company's medical products would prevent the Company from marketing its medical products abroad, which would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will obtain any other required regulatory registrations or approval in such countries or that it will not be required to incur significant costs in obtaining or maintaining such regulatory registrations or approvals. Delays in obtaining any registrations or approvals required to market the Company's products, failure to receive these registrations or approvals, or future loss of previously obtained registration or approvals could have a material adverse effect on the Company's business, financial condition and results of operations. The Company may rely on its third-party foreign distributors to comply with certain foreign regulatory requirements. The inability or failure of the Company or such foreign distributors to comply with varying foreign regulations or the imposition of new regulations could restrict the sale of the Company's products internationally and thereby adversely affect the Company's business, financial condition and results of operations.

         The Company and any third party with which it has made contract manufacturing or other regulated arrangements is required to adhere to applicable FDA regulations, including the QSR requirements and similar regulations in other countries, which include, among other things, testing, control, and documentation requirements. Ongoing compliance with QSR requirements and other applicable regulatory requirements will be strictly enforced in the United States through periodic inspections by federal and possibly state agencies, including the FDA, and in foreign jurisdictions by comparable agencies. Failure to comply with applicable regulatory requirements could result in, among other things, warning letters, injunctions, civil monetary penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for devices, possible rescission or withdrawal of clearances or approvals previously obtained and criminal prosecution. The restriction, suspension or revocation of regulatory clearances or approvals or government enforcement actions due to any other failure to comply with regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

         Product Liability and Malpractice. The medical products industry is subject to substantial product liability litigation, and the Company faces an inherent business risk of exposure to product liability claims in the event that the use of its products is alleged to have resulted in adverse effects to a patient or product user. Any such claims could have a material adverse effect on the Company, including on market acceptance of its ColorMate(Registered)
TLc BiliTest(Trademark) System. As the ColorMate(Registered)
TLc BiliTest(Trademark) System enters commercial use, the Company will be in a field where it may become subject to product liability claims by patients and/or users and might become a defendant in product liability and/or malpractice litigation. Although the Company has product liability insurance, it does not have malpractice insurance for such applications. There can be no assurance that it will be able to maintain such product liability insurance or that such insurance would be sufficient to protect the Company against any such liabilities.

         The Company maintains its own product liability insurance with respect to cosmetic and beauty aid applications. There can be no assurance that such insurance will be adequate to protect the Company from claims that may be brought against it by users of the ColorMate(Registered) units or its Beauty-Aid Products.

         The Company has not established, and the Company does not intend to establish, any reserves against any of the foregoing liabilities. In the event of an uninsured or inadequately insured product liability or malpractice claim in the future based on the performance of the Company's Colormate(Registered) TLc BiliTest(Trademark) System, its

ColorMate(Registered) units or Beauty-Aid Products, the Company's business and financial condition could be materially adversely affected and the Company could be forced to cease operations.

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

         Control; Dependence on Management. Darby Simpson Macfarlane, Chief Executive Officer of the Company, owns shares of Common Stock and Series A preferred stock, par value $0.001 per share (the "Preferred Stock") aggregating 2,991,896 (excluding currently exercisable stock options) of the shares eligible to vote on matters presented to the shareholders, which amount is sufficient to permit her to significantly influence the election of directors or to approve any matter submitted to a vote of shareholders, and otherwise be in control of the Company. The Company is dependent primarily on the services of Darby Simpson Macfarlane and David Kenneth Macfarlane, Vice President, Research and Development. The loss of either of their services could have a material adverse effect on the Company. Although the Company has purchased key-man life insurance policies in the amounts of $1,000,000 on the lives of both Mrs. and Mr. Macfarlane, there can be no assurance that the proceeds from such policies would enable the Company to retain suitable replacements for them.

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

         Exercise of Outstanding Warrants and Conversion of Debentures. The price which the Company will receive for the Common Stock issued upon exercise of the remaining Warrants issued to the placement agent in the 1995 Private Placement and the conversion of Debentures is expected to be substantially less than the market price of the Common Stock at the time such Private Placement Warrants are exercised or such Debentures are converted. For the life of such Private Placement Warrants and Debentures, the holders thereof are given, at little or no cost, the opportunity to profit from a rise in the market price of the Common Stock, if any, without assuming the risk of ownership. So long as such Private Placement Warrants remain unexercised and Debentures remain not converted, the terms under which the Company could obtain additional equity financing may be adversely affected. Moreover, the holders of such Private Placement Warrants and Debentures may be expected to exercise (or convert, as applicable) them at a time when the Company would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable than those provided by such securities. To the extent of any exercise or conversion of such Private Placement Warrants or Debentures, the interests of the Company's shareholders will be diluted proportionately.

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

Item 2.  Properties

         The Company's executive offices are located in New York, New York and are occupied pursuant to a month to month lease. The Company is currently negotiating the lease. Rentals under such month to month lease (including storage facilities) currently are being paid at the rate of $21,000 per month, plus occupancy costs. Additionally, the Company leases space in Spokane, Washington pursuant to a month to month lease. Rentals under such lease are $2,018 per month.

         The Company also occupies office space located in Riverdale, New York, at a cost of $1,620 per month, which space is subleased by the Company from Darby Simpson Macfarlane, a director, officer and principal shareholder of the Company; such rent is equal to Mrs. Macfarlane's actual lease cost for such premises. The Company paid Mrs. Macfarlane $19,400 for such space in 1998. The Company also maintains office space at 10 Old Jackson Avenue, Hastings-on-Hudson, New York, at the residence of Mrs. Macfarlane. The Company paid Mrs. Macfarlane approximately $9,600 for such space in 1998.

         The Company also occupies office space located in Milford, Connecticut, and are leased pursuant to a month to month lease at a cost of $1,670 per month, which space is used primarily for the Company's medical marketing, sales and distribution support division.

Item 3.  Legal Proceedings

         Three putative class actions were commenced against the Company and certain of its officers and directors in the Southern District of New York. The first two actions were commenced in June 1998 and are captioned L.F. Monk v. Chromatics Color Sciences International, Inc., Darby S. Macfarlane, Arthur Guiry, David K. Macfarlane and Leslie Foglesong, C.A. No. 98 CV 4111 (S.D.N.Y.) and Daniel R. Marquis v. Chromatics Color Sciences International, Inc., Darby S. Macfarlane, Arthur Guiry and Leslie Foglesong, C.A. No. 98 CV 4335 (S.D.N.Y.). The third action was commenced in August 1998 and is captioned Joseph Grunberg
v. Chromatics Color Sciences International, Inc., Darby S. Macfarlane, Arthur Guiry, David K. Macfarlane and Leslie Foglesong, C.A. No. 98 CIV. 5646 (S.D.N.Y.)

         The complaints were consolidated pursuant to the Consolidation Order entered by the Court in December 1998. A consolidated amended complaint in the matter now captioned In re Chromatics Color Sciences International, Inc. Securities Litigation, Consolidated Matter File No. 98 Civ. 4111 (SHS), was filed and served in January 1999 (the "Action").

         Plaintiffs purport to bring the Action on behalf of all purchasers of the common stock of the Company, between July 30, 1997 and June 9, 1998, seeking damages for the alleged violation by defendants of Section 10(b) of the Securities Exchange Act of 1934, 15 U.S.C. ss.78j(b), and Rule 10b-5 promulgated thereunder, 17 C.F.R. ss.240.10b-5, and pursuant to Section 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. ss.78t(a), with respect to the individual named defendants as "controlling persons." The complaint alleges that the Company "embarked upon a scheme" to inflate the price of the Company's Common Stock by making false and misleading statements concerning: (i) the new and innovative nature of the Company's ColorMate(Registered)
TLc BiliTest(Trademark) System; (ii) the market size and revenue potential of the ColorMate(Registered) TLc BiliTest(Trademark) System; and (iii) the existence and status of negotiations with potential distributors of the ColorMate(Registered) TLc BiliTest(Trademark) System. The allegations of the complaint arise principally from a "report" prepared by Manuel I. Asensio of Asensio & Company, Inc. that was disseminated at the close of the putative class period.

         Defendants have moved to dismiss the Action. Defendants believe that the claims asserted against them are without merit and intend to vigorously defend the Action. No assurance can be given that the resolution of the Action and/or future actions will not have a material adverse effect on the Company's results of operations and liquidity. The Company has directors and officers insurance which may cover a portion of the liability asserted in the Action. The Company is exploring its legal remedies in respect to what it believes to be false allegations against the Company made by short sellers of its stock; the Company expects to incur significant expenses in this regard.

Item 4.  Submission of Matters to a Vote of Security Holders

         On December 21, 1998, at the annual meeting of shareholders held at the Company's offices in New York, New York, the shareholders (i) elected five directors of the Company to serve for a term of one year and until their respective successors shall be elected and shall qualify and (ii) ratified the appointment of BDO Seidman LLP as auditors of the Company for the year ending December 31, 1998.

                                     PART II


Item 5.  Market For the Company's Common Equity and Related Stockholder Matters

         The Company has registered the Common Stock (and prior to their expiration, the Warrants) with the Commission under the provisions of Section 12(g) of the Exchange Act of 1934, as amended (the "Exchange Act"). Registration under the Exchange Act requires the Company to comply with certain reporting, proxy solicitation and other requirements of the Exchange Act.

         There can be no assurance that an active public trading market for the Common Stock will continue. Prior to February 8, 1993, the date on which the Common Stock was approved for quotation on the Nasdaq Stock Market SmallCap Market ("NASDAQ"), there was no public market for the Common Stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily reflect actual transactions. On April 13, 1999, the last reported bid price for the Common Stock was $7.938 per share. The Warrants expired on November 5, 1997, subject to limited waivers granted by the Company in respect of obtaining state regulatory clearance for the issuance of shares underlying the warrants. There were 119 holders of record of the Common Stock as of April 13, 1999, including nominees for an unknown number of beneficial holders.

         The following tables set forth the high and low bid prices for the Common Stock and the Warrants for each of the periods indicated (after giving retroactive effect to the February 1998 3 for 2 Stock Split):

            Common Stock

                              Period                          Price
                              ------                  ---------------------
                                                       High            Low
                                                       ----            ---

            January 1, 1997 to March 31, 1997          6.352          2.805
            April 1, 1997 to June 30, 1997             5.610          1.980
            July 1, 1997 to September 30, 1997         9.900          4.455
            October 1, 1997 to December 31, 1997      12.540          8.002
            January 1, 1998 to March 31, 1998         17.375          7.172
            April 1, 1998 to June 30, 1998            18.000          3.375
            July 1, 1998 to September 30, 1998         6.000          2.375
            October 1, 1998 to December 31, 1998       8.438          2.563



            Warrants

                              Period                          Price
                              ------                  ---------------------
                                                       High            Low
                                                       ----            ---

            January 1, 1996 to March 31, 1996         $3.712         $0.495
            April 1, 1996 to June 30, 1996             5.527          1.980
            July 1, 1996 to September 30, 1996         2.145          0.618
            October 1, 1996 to December 31, 1996       1.608          0.453

            January 1, 1997 to March 31, 1997          3.413          0.624
            April 1, 1997 to June 30, 1997             3.247          0.749
            July 1, 1997 to September 30, 1997         6.993          1.830
            October 1, 1997 to November 5, 1997        9.490          4.662

Dividend Policy

         The Company has not paid, during the two fiscal years ended December 31, 1998, and has no present intention to declare or pay, cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations. The Company has outstanding 1,380,000 shares of the Preferred Stock, entitled to an annual non-cumulative dividend of $0.001 per share, when and as declared by the Board of Directors of the Company, payable quarterly, which dividend must be paid before any cash dividend may be paid with respect to the Common Stock.

Item 6.  Selected Financial Data

         The following information has been derived from the Company's consolidated financial statements. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere in this report.

                                                            Years Ended December 31,
                                      --------------------------------------------------------------------------
                                           1998            1997            1996            1995            1994
                                           ----            ----            ----            ----            ----
Total Assets                          7,878,200      10,752,600       6,747,500       3,489,900       2,436,300
Total Liabilities                     1,295,200         842,500         791,500         599,700         804,100
Stockholders' Equity                  6,569,200       9,896,300       5,942,200       2,876,400       1,618,400
Lease, license and service
  contract revenues                      45,000          10,500          66,100         167,000         193,600
Interest Income                         372,000         238,900         220,800         117,800          26,900
Loss                                 (7,284,800)     (5,053,100)     (4,442,300)     (2,494,300)        (96,300)
Loss per share - Basic
  and diluted (*)                         (0.49)          (0.40)          (0.51)          (0.39)          (0.02)


(*) Loss per share was retroactively adjusted to reflect the three for two split of February 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         THIS ANNUAL REPORT ON FORM 10-K, INCLUDING ITEM 1 ("BUSINESS") AND ITEM 7 ("MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS"), CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS "BELIEVE," "ANTICIPATE," "THINK," "INTEND," "PLAN," "WILL BE," "EXPECT" AND SIMILAR EXPRESSIONS IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REGARDING FUTURE EVENTS AND/OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED IN "RISK FACTORS" ABOVE AT PAGES 25 TO 38, WHICH COULD CAUSE ACTUAL EVENTS OR THE ACTUAL FUTURE RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT. SUCH RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS, THE AVAILABILITY OF ANY NEEDED FINANCING, THE COMPANY'S ABILITY TO IMPLEMENT ITS BUSINESS PLAN FOR VARIOUS APPLICATIONS OF ITS TECHNOLOGIES, INCLUDING MEDICAL AND INDUSTRIAL APPLICATIONS, THE COMPANY'S ABILITY TO ENTER INTO AGREEMENTS WITH MARKETING AND DISTRIBUTION PARTNERS, THE OBTAINING AND MAINTAINING OF AND COMPLIANCE WITH ANY NECESSARY REGULATORY APPROVALS OR CLEARANCES APPLICABLE TO APPLICATIONS OF THE COMPANY'S TECHNOLOGY, THE IMPACT OF COMPETITION, THE MANAGEMENT OF GROWTH, AND OTHER RISKS AND UNCERTAINTIES THAT MAY BE DETAILED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. IN LIGHT OF THE SIGNIFICANT RISKS AND UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF SUCH STATEMENTS SHOULD NOT BE REGARDED AS A

REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED.

Overview

         The Company was formed in 1984 to research and develop and to commercialize certain intellectual property rights, proprietary technology and instrumentation in the field of color science (collectively, the "Intellectual Properties") for marketing to a variety of industries, including, but not limited to, the medical, dental, biological, cosmetic, hair color, beauty-aid and fashion industries. The Intellectual Properties relate to the application of color science technology to the scientific measurement and analysis of human skin, tissue, fluid, hair, teeth or biological subject, the classification of such measurements, the detection and monitoring of conditions affecting the coloration of such human skin, tissue, fluid, hair, teeth or biological subjects and the scientific classification and color-oriented organization of various consumer-sensitive products such as cosmetics, tooth enamel, hair color, hosiery, fashion, textiles, etc. The Company has incorporated certain of the Intellectual Properties into a proprietary color measurement system and software marketed for various commercial applications as the ColorMate(Registered) System (the "ColorMate(Registered) System"). The Company has developed Intellectual Properties which it believes are capable of detecting and monitoring certain chromogenic diseases and disorders, which are defined by the Company as those which are diagnosed or monitored by the coloration of human skin, tissue or fluid being affected ("Chromogenic Diseases"). In this regard, the Company developed the ColorMate(Registered) TLc BiliTest(Trademark) System to measure the incremental change of the yellow content of the skin color in newborns to monitor newborn bilirubinemia (infant jaundice). On July 30, 1997, the Company received U.S. Food and Drug Administration ("FDA") clearance for commercial marketing of the ColorMate(Registered) TLc BiliTest(Trademark) System for the non-invasive monitoring of newborn bilirubinemia (infant jaundice) by health care professionals in hospitals, pediatricians' offices or by home healthcare agencies ("ColorMate(Registered) TLc BiliTest(Trademark) System"). The Company's efforts are currently focused on successfully commercializing this medical application of its Intellectual Properties for non-invasive monitoring of newborn bilirubinemia (infant jaundice). See "Risk Factors."

         The Company also has developed its own line of scientifically color coordinated proprietary cosmetics ("My Colors by Chromatics(Trademark)") and scientifically color coordinated proprietary color charts and material swatchpacks for use in the cosmetics, beauty, dental and fashion industries. The Company's ColorMate(Registered) System products, cosmetic line and material swatchpacks for the cosmetic, beauty and fashion industries are referred to herein collectively as the "Beauty-Aid Products."

         The Company's marketing activities have principally involved licensing the Intellectual Properties, including conducting laboratory product chromaticity studies ("Chromaticity Studies"), leasing the ColorMate(Registered) System and marketing the Beauty-Aid Products, all in the cosmetic, hair color, beauty aid and fashion industries (i) in a national sales program (the "Avon Project") with Avon Products, Inc. ("Avon"), and in limited test markets with Clairol, Inc. ("Clairol") and Hanes Hosiery, Inc. ("Hanes"), all conducted prior to June 1991, and (ii) under a current agreement with Gordon Laboratories, Inc. ("Gordon Laboratories") and under certain leases and licenses to beauty-related businesses and beauty salons. Although the Company from time to time has been engaged in preliminary discussions (including limited consumer testing and laboratory Chromaticity Study activities) for use of its technology in the cosmetics, dental and beauty aid fields, there can be no assurance that any final agreements will be reached. In this regard, the Company has completed research and development for the working prototype of a hand-held less expensive light-emitting diode ("LED") model of the ColorMate(Registered) System (the "ColorMate(Registered) LED Device") which the Company anticipates may enhance its marketing efforts in these fields.

         In 1997, the Company furthered implementation of its long-range plans to exploit certain medical applications for its technology. In this regard, the Company submitted a marketing application for its ColorMate(Registered) unit for a certain medical application with the FDA on November 14, 1996. The application, known as a premarket notification or 510(k) submission, was accepted officially for filing and review by the FDA on November 18, 1996. The application requested, and on July 30, 1997, the Company received from the FDA's Center for Devices and Radiological Health ("CDRH"), marketing clearance pursuant to a "substantial equivalence" determination order, in the form of a letter dated July 24, 1997, authorizing the Company to commercially distribute its ColorMate(Registered) Bilirubin Device for non-invasive detection and monitoring of newborn bilirubinemia (infant jaundice) by healthcare professionals. The "substantial equivalence" order states that the Company must comply with the medical device

"general controls," e.g., device establishment registration, medical device listing, good manufacturing practices/ quality system regulation ("QSR"), labeling, and the statutory prohibitions against adulteration and misbranding. The order also states that the ColorMate(Registered) transcutaneous bilirubinometer is a Class II device which may be subject to additional "special controls." The Company intends to maintain compliance with any applicable "general controls" and "special controls" for purposes of commercial distribution but there can be no assurance it will be able to do so. See "Risk Factors."

         In 1998, the Company took significant steps to implement its business plan for medical applications, including expansion of the multicenter hospital studies of the ColorMate(Registered) TLc BiliTest(Trademark) System to three new institutions, participation in a number of United States and international presentations of the ColorMate(Registered) TLc BiliTest(Trademark) System to the medical community, and the opening of a medical marketing, sales, distribution and training support division. The Company also entered into exclusive manufacturing arrangements for the production of the ColorMate(Registered)
TLc BiliTest(Trademark) System. Following the positive response to the device from the medical community, the Company arranged for the mass manufacture of the ColorMate(Registered) TLc BiliTest(Trademark) System, and in February 1999 began shipping the device (together with the TLc Lensette, the disposable calibration standard) to U.S. hospitals and physicians and conducting inservicing and training of clinicians through the Company's new medical support division. See "Proposed Marketing Plan" and "Manufacturing."

         In September 1998, the Company entered into a lease and license agreement with Nordstrom, Inc. ("Nordstrom") granting Nordstrom a license to use the ColorMate(Registered) System to formulate and recommend Nordstrom's "C2O Color to Order" line of proprietary cosmetic products in four Nordstrom flagship department stores. The products will be introduced and evaluated over a three month period (commencing upon delivery of packaging materials from Nordstrom and final cosmetic formulations) for potential extended use, including additional store locations. In connection with this license agreement, the Company is collaborating with a consultant to provide training, marketing, sales, promotional and liaison services (including assisting in development of all applicable non-color product formulas, manuals, promotional materials and training aids) at each of the four Nordstrom's stores.

         In April 1999, the Company raised gross proceeds of $5 million from the private placement of 14% Senior Convertible Debentures due April 15, 2002, the proceeds of which the Company intends to use to support its marketing efforts and obligations under the arrangements with the marketing and distribution partner selected.

         Since inception the Company has financed its operations through (i) private placements of its securities, (ii) collaborative research and development arrangements with licensees, (iii) cash receipts from lease and licensing agreements, (iv) loans from private investors and certain shareholders, (v) the February 1993 initial public offering (the "IPO") and (vi) the proceeds of exercise of stock options and warrants. Over the past two years, the Company has used substantial portions of the proceeds of such exercise, and proceeds from the private placement in 1995 and 1996 of its securities, to further its long-range business plan with respect to the medical application of its technologies and for the development and commercialization of the ColorMate(Registered) units, including a transcutaneous bilirubinometer.

         The Company has incurred significant research and development and marketing expenses since inception, resulting in losses from operations since 1990 and, prior to its IPO, negative shareholders' equity. In particular, over the past two years, the Company has incurred significant FDA related expenses, research and development expenses and marketing start-up expenses relating to the ColorMate(Registered) TLc BiliTest(Trademark) System and research and development expenses related to the Colormate(Registered) LED Device. The Company also has not achieved significant operating revenues from marketing its Intellectual Properties, Beauty-Aid Products and ColorMate(Registered) units in the cosmetic and beauty aid industries since termination of the Avon Project in 1991, and has generated limited revenue from licensing its Intellectual Properties or the ColorMate(Registered) System in any industry other than the cosmetics, haircolor, beauty aid and fashion industries. See Note 1 of Notes to Financial Statements and "Risk Factors."

         Since 1990 limited revenues have been derived from licenses, leases, service contracts and Beauty-Aid Product sales to several beauty-related businesses, testing and laboratory fees from potential licensees evaluating the Company's technology, and from an exclusive licensing and lease contract with IMS Cosmetics, Inc. ("IMS"). In 1997 and the first three quarters of 1998, the Company did not generate any lease, license and service contract revenues from IMS. To the extent the Company receives payments from licensees, distributors or other sources, such payments may occur at various times during the year. Accordingly, these payments have had, and payments that may be received in the future will have, a significant impact on quarter-to-quarter comparisons inasmuch as the Company has not developed stable sources of repeat revenues. From December 31, 1990 until the IPO, the Company had been primarily engaged in (a) pursuing the Company's litigation against Avon, (b) developing and testing further applications of the Intellectual Properties and ColorMate(Registered) units, such as the clinical research studies for medical applications, and (c) obtaining additional financing to support marketing of the Company's Intellectual Properties, systems, Beauty-Aid Products and related services.

         The Company's ability to generate revenues in the future will depend on its success in marketing its Intellectual Properties, the related Chromaticity Studies capabilities, the ColorMate(Registered) TLc BiliTest(Trademark) System, the ColorMate(Registered) units and the Beauty-Aid Products. In addition, the Company's future ability to generate revenues from its technologies and its ColorMate(Registered) units will depend on, among other things, the Company's ability to establish and maintain marketing, distribution and manufacturing arrangements with third parties. If these efforts are not successful in the future, the principal effect would be a write-down of the book value of the ColorMate(Registered) units and an impairment of the Company's ability to obtain future financing, which could result in diminution in the value of an investment in the Company. There can be no assurance the Company will be able to establish such arrangements, timely place such units or identify alternative markets. See "Risk Factors."

Results of Operations

Fiscal Year 1998 Compared to Fiscal Year 1997

         The Company incurred net losses of $7,284,800 and $5,053,100 for fiscal years 1998 and 1997, respectively, as revenues received have not been significant relative to the Company's expenses incurred in implementing its business plan. The $2,231,700 increase in such losses in 1998 as compared to 1997 is primarily attributable to the Company's continuing implementation of its long-range business plan to seek commercial applications of its Intellectual Properties and technologies in the medical field, including an increase in costs and expenses regarding: consultants' compensation; legal expenses incurred in respect of the Company's negotiations with its medical device manufacturer and potential distribution partners, the recent litigation and matters related to the short selling activities in the Company's stock, and legal, consulting and other related expenses regarding regulatory compliance with respect to manufacturing and other requirements for the Company's ColorMate(Registered) TLc BiliTest(Trademark) System; sales, marketing and trade show expenses, primarily attributable to the Company's presentations at the Annual Convention of the Pediatric Academic Societies, the Sinomed Conference in China, the International Congress of Pediatrics, the National Association of Neonatal Nurses, the American Academy of Pediatrics and the 5th Annual Pediatric Critical Care Medicine Conference in China; option grants; public relations and promotions; and contributions to the new employee benefit plan. These increased expenses were partially offset by a decrease in patent application costs, as the Company has begun capitalizing certain of these expenses in 1998. The Company incurred research and development expenses primarily consisting of compensation of officers, employees and consultants of $705,000 and $435,300 for fiscal years 1998 and 1997, respectively.

         Although the Company anticipates that the future expenses regarding FDA application costs and related patent application costs should be significantly less than amounts incurred prior to receipt of the initial FDA marketing clearance, the Company will continue to incur significant additional costs and expenses in connection with FDA manufacturing and other regulations, state regulatory requirements and foreign market clearances and other requirements. Additional expenses are anticipated in connection with certain international multicenter studies being conducted on the ColorMate(Registered)
TLc BiliTest(Trademark) System. See "Business." In addition, the Company expects to incur significant expenses relating to manufacturing expenses, products liability insurance, legal and regulatory compliance, including QSR/GMP quality system substantial compliance, as well as research and development for new potential applications, and implementation of the next phase of its efforts to successfully commercialize the medical application of its technology. The Company also anticipates significantly higher compensation expenses in connection with increased hiring to staff its medical division. See "Liquidity and Capital Resources," below. The

Company will also incur additional expenses implementing additional testing and clinical trials of its technologies for the possible monitoring of other chromogenic diseases. Further, the Company anticipates significantly higher legal expenses in connection with its defense of certain class action suits that have been brought against the Company and as the Company explores all of its potential legal remedies. See "Legal Proceedings."

         In 1998, the Company focused its resources on implementation of its long-range business plan for the FDA medical application of its technologies and received no revenues from operations. The Company believes the absence of sales in 1998 was also attributable to ongoing delays in manufacturing certain color shades of the Company's new line of cosmetic products for its ColorMate(Registered) System (which delays were attributable to finalizing color formulations). Under the Nordstrom Agreement, the Company anticipates the new cosmetics will be ready to market upon delivery of packaging materials from Nordstrom and final cosmetic formulations.

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

         The Company believes that the level of expenses relating to the FDA initial application and related patent applications will not be recurring in the future at previous levels and that any future expenses incurred in connection therewith will be significantly less than the amount incurred in 1997, although no assurance can be given of such result.

         Bad debt expense decreased to $5,000 in 1997 from $257,700 in 1996 primarily attributable to the adjustment of amounts due from IMS IN 1996. Depreciation and amortization expense decreased to $80,500 in 1997 from $178,600 in 1996, primarily attributable to the amortization of deferred legal expenses incurred in 1996 in respect of financing activities. Compensation expense for employees, officers and directors decreased to $729,300 in 1997 from $810,500 in 1996, primarily attributable to increased use of consultants. Bonuses were not paid to executive officers during 1997.

         Assets increased to $10,752,600 in 1997 from $6,747,500 in 1996 primarily attributable to increased cash and cash equivalents from the proceeds received from the exercise of Warrants and interest income, as well as the capitalization of software development costs. See Notes 1 and 5 of Notes to Financial Statements.

         Revenues from lease, license and service contracts decreased in 1997 as the Company continued to focus its resources on implementation of its long range business plan for the medical application of its technologies. The Company receives payments from licensees, distributors or other sources sporadically during the year. Accordingly, these payments have had, and payments that may be received in the future will have, a significant impact on quarter-to-quarter comparisons inasmuch as the Company has not developed stable recurring revenues.

         The Company anticipates that it will continue to incur substantial and increasing net losses for the foreseeable future as increased expenses are incurred in implementing its long-range business plan for the medical application of its technologies and as revenues from the Company's existing activities in the cosmetics, beauty-aid and fashion areas are anticipated to continue to be insignificant relative to its anticipated expenses in the foreseeable future.

Liquidity and Capital Resources

Fiscal Year 1998 Compared to Fiscal Year 1997

         Current assets decreased to $4,251,200 at December 31, 1998 as compared to $9,542,300 at December 31, 1997, primarily attributable to a decrease in cash and cash equivalents resulting from the loss incurred in 1998 and the purchase of equipment and component parts in respect of future manufacturing and sales and costs relating to patents and software.

         As indicated in the Company's Statements of Cash Flows, the Company continued to experience significant negative net cash flows from operating and investing activities in 1998. The 1998 increase in cash outflows from operating activities is primarily attributable to the increase in the Company's net loss, offset by an increase in non-cash compensation costs to consultants. Cash flows from investing activities during 1998 of $2,554,200 are attributable to software development costs of $421,800, patent costs of $540,300, purchases of property and equipment of $87,700 and purchases and deposits on ColorMate(Registered) TLc Bilitest(Trademark) units of $1,504,400. The increase is primarily a result of the Company's rollout of its ColorMate(Registered) TLc Bilitest(Trademark) System. Cash flows from financing activities during 1998 principally represent $3,114,300 from the issuance of Common Stock (net of related costs) representing the receipt of proceeds from the exercise of options and warrants.

         Although the Company anticipates that penetration of the medical marketplace will be through establishing relationships with specialized distributors, rather than through a direct sales force, the Company has established a medical division to support its own efforts to initially market and distribute the ColorMate(Registered) TLc BiliTest(Trademark) System , and to support training, technical and marketing efforts once the Company enters into distribution agreements. See "Proposed Marketing Plan," "Recent Events" and "Risk Factors." Management believes that if its proposed marketing plans for nonmedical applications of its technology are successful, then it will generate revenues from fees from the licensing of the Intellectual Properties and leasing of the ColorMate(Registered) units, consulting fees, and sales of cosmetics, although there can be no prediction or assurance as to which, or whether any, of these potential revenue sources will be successful. In 1998, such licensing, leasing and sales yielded limited revenue, primarily because the Company devoted its resources to the commercialization of its technologies for medical application and because the Company's new cosmetics line was not yet available.

         The Company anticipates incurring significant additional expenditures related to manufacturing expenses, parts order, insurance, regulatory compliance and staffing and marketing expenses for the sales division as production and distribution continues. Further, the Company anticipates significantly higher legal expenses in connection with its defense of certain class action suits that have been brought against the Company and as the Company explores all of its potential legal remedies. Management expects that taking into account existing resources, anticipated revenues from future sales of the ColorMate(Registered) units, anticipated payments received under distribution agreements and/or the proceeds of the Debentures and any additional financing, the Company will have sufficient liquidity at least until December 31, 1999, although there can be no assurance of such result.

         If the Company is able to profitably market its Intellectual Properties, ColorMate(Registered) units and Beauty-Aid Products, the Company would use any cash flow obtained from operations, and may seek additional debt or equity financing, to further support and expand its operations. The Company's ColorMate(Registered) units will be marketed interchangeably as the only differences between the different models are design and power supply improvements and software systems. There can be no assurance that the Company will not require additional funding. If the Company is not able to attract additional future financing, enter into a distribution agreement generating such payments, generate significant revenue from operations and/or successfully market its products and technologies, at such point in time, it may have to significantly curtail and/or cease operations.

Fiscal Year 1997 Compared to Fiscal Year 1996

         In 1997, the Company continued to experience significant negative net cash flows from operating activities. Net cash out flows from operating activities increased by $509,200 in 1997 as compared to 1996, primarily due to the increase in net loss in 1997 and the non-cash expense of options granted to consultants.

         Cash flows from financing activities increased to $8,386,700 from $7,387,800 in 1997 as compared to 1996, primarily attributable to $8,424,800 proceeds from the exercise of Warrants.

         The Company has applied a substantial portion of the proceeds of the 1995 Private Placement and Debenture Financing to continue its implementation of its long-range business plan for commercialization of its technologies for medical applications in diagnosing certain diseases, including the completion of the FDA application and the related patent applications. In this regard, the Company hired FDA and governmental regulatory consultants (in addition to legal counsel) to assist in obtaining marketing regulatory clearances for such medical applications and is currently applying for foreign regulatory approvals of commercial use of its technology for the detection and monitoring of bilirubin infant jaundice. [The Company anticipates that any initial penetration of the medical marketplace will be accomplished through the relationships with specialized distributors, rather than through a direct sales force.]

         Management believes that, if its proposed marketing plans for non-medical applications of its technology are successful, then it will generate revenues from fees from the licensing of the Intellectual Properties and leasing of the ColorMate(Registered) units, sales of swatch packs, consulting fees, and sales of cosmetics, although there can be no prediction or assurance as to which or any of these potential revenue sources will be successful. However, since consummation of the IPO, the Company's marketing of its Intellectual Properties, Beauty-Aid Products and ColorMate(Registered) units in the beauty-aid industry have resulted in immaterial revenues.

         As of December 31, 1997, management expects that the Company will have sufficient liquidity at least until December 31, 1998, even if no revenues from operations are generated. If the Company is able to profitably market its Intellectual Properties, the ColorMate(Registered) units, the ColorMate(Registered) TLc BiliTest(Trademark) System and Beauty-Aid Products, the Company would use any cash flow obtained from operations, and may seek additional debt or equity financing, to further support and expand its operations. There can be no assurance that the Company will not require additional funding. If the Company has not been able to attract additional future financing at such point in time it may have to cease operations.

Year 2000

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

         None

Item 8.  Financial Statements and Supplemental Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                               ----
         Independent Auditors' Reports...........................................................................48

         Consolidated Balance Sheets as of December 31, 1998 and 1997............................................50

         Consolidated  Statements of Operations  for the years ended  December 31, 1998,
           1997 and 1996.........................................................................................51

         Consolidated  Statements of Changes in Shareholders' Equity for the years ended
           December 31, 1998, 1997 and 1996......................................................................52

         Consolidated  Statements  of Cash Flows for the years ended  December 31, 1998,
           1997 and 1996.........................................................................................53

         Notes to Consolidated Financial Statements..............................................................54


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Chromatics Color Sciences International, Inc.


         We have audited the consolidated balance sheet of Chromatics Color Sciences International, Inc. and subsidiary as of December 31, 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chromatics Color Sciences International, Inc. and subsidiary as of December 31, 1998 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.





                                                  BDO SEIDMAN LLP



New York, New York
March 15, 1999, except for
Note 6 which is as of April 15, 1999

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Chromatics Color Sciences International, Inc.


         We have audited the consolidated balance sheet of Chromatics Color Sciences International, Inc. as of December 31, 1997 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chromatics Color Sciences International, Inc. and subsidiary as of December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.










                                                WISS & COMPANY, LLP







Livingston, New Jersey
February 17, 1998

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                December 31,
                                                                        ----------------------------
                                                                            1998            1997
                                                                        ------------    ------------
                              ASSETS

CURRENT ASSETS:
     Cash and equivalents                                               $  3,929,800    $  9,225,400
     Accounts receivable                                                      92,300          92,400
     Inventories                                                             147,300         148,100
     Prepaid expenses and other assets                                        81,800          76,400
                                                                        ------------    ------------
          Total Current Assets                                             4,251,200       9,542,300

COLORMATE(Registered) UNITS                                                1,820,100         715,700

PROPERTY AND EQUIPMENT                                                       301,700         344,900

SOFTWARE DEVELOPMENT COSTS                                                   546,000         124,200

PATENT COSTS                                                                 540,300               -

OTHER ASSETS (primarily deposits on ColorMate(Registered) Units) in
     1998                                                                    418,900          25,500
                                                                        ------------    ------------
                                                                        $  7,878,200    $ 10,752,600
                                                                        ============    ============
               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable - collateralized by equipment                        $          -    $      4,700
     Amounts payable to related party                                        318,900         293,200
     Accounts payable and accrued expenses:
       Attorneys and accountants                                             673,000         361,900
       Consultants                                                           146,500          54,900
       Trade                                                                 156,800         127,800
                                                                        ------------    ------------
          Total Current Liabilities                                        1,295,200         842,500
                                                                        ------------    ------------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE CLASS A PREFERRED STOCK,
     PAR VALUE $.01 PER SHARE:
     Authorized - 1,400,000 shares
     Issued and outstanding - 1,380,000 shares
       at par and redemption value                                            13,800          13,800
                                                                        ------------    ------------
SHAREHOLDERS' EQUITY

     Undesignated Class B Preferred Stock, No Par Value:
       Authorized - 10,000,000 shares
       Issued and Outstanding - None                                               -               -

     Common Stock, par value $.001 per share:
       Authorized - 50,000,000 shares
       Issued and outstanding - 15,452,442 (1998)
       and 13,814,859 (1997) shares                                           15,400          13,800
     Capital in excess of par value                                       28,327,000      24,370,900
     Accumulated deficit                                                 (21,773,200)    (14,488,400)
                                                                        ------------    ------------
          Total Shareholders' Equity                                       6,569,200       9,896,300
                                                                        ------------    ------------
                                                                        $  7,878,200    $ 10,752,600
                                                                        ============    ============


                 See accompanying notes to financial statements.

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Year End December 31,
                                                            --------------------------------------------
                                                               1998            1997             1996
                                                            -----------     -----------      -----------
REVENUES:
     Lease, license and service contracts                   $    45,000     $    10,500      $    66,100
     Interest income                                            372,000         238,900          220,800
     Other                                                        1,600           1,000              500
                                                            -----------     -----------      -----------
                                                                418,600         250,400          287,400
                                                            -----------     -----------      -----------
COSTS AND EXPENSES:
     Medical regulatory expenses                              1,341,500       1,148,600        1,281,500
     Patent application costs                                   221,700         691,200          382,300
     Research and development costs                             705,000         435,300          194,400
     Compensation costs relating to options granted to
       consultants                                              843,400         582,400                -
     Sales, marketing and trade show costs                      728,100          12,300                -
     General and administrative:
          Compensation - officers and employees                 772,200         729,300          810,500
          Consultants                                           265,600         198,300          205,900
          Legal fees                                            956,900         288,100          296,300
          Accounting fees                                        51,000          35,100           51,600
          Rent and storage                                      266,000         199,900          195,400
          Insurance                                             194,700         220,600          195,800
          Travel and entertainment                               98,200          17,900           25,900
          Repairs and maintenance                                87,500         122,100           85,100
          Depreciation and amortization                         130,900          80,500          178,600
          Payroll taxes                                          56,700          84,900           80,000
          Stock administrative fees                              83,300          53,300           52,500
          Interest                                               27,100          26,800           65,900
          Employee benefit plan                                 133,200               -                -
          Public relations                                      299,400           9,700                -
          Promotion, printing and advertising                   230,800         106,800                -
          Bad debt expense (recovery)                                 -         (5,000)          257,700
          Other                                                 210,200         265,400          370,300
                                                            -----------     -----------      -----------
                                                              7,703,400       5,303,500        4,729,700
                                                            -----------     -----------      -----------
NET LOSS                                                    $(7,284,800)    $(5,053,100)     $(4,442,300)
                                                            ===========     ===========      ===========
WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                                      14,968,019      12,601,430        8,737,509
                                                            ===========     ===========      ===========
BASIC AND DILUTED LOSS PER SHARE                                 $(0.49)         $(0.40)          $(0.51)
                                                            ===========     ===========      ===========



                 See accompanying notes to financial statements.

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                  COMMON STOCK
                                                           -------------------------         Capital
                                                           Number of           Par        in Excess of    Accumulated
                                                             Shares           Value         Par Value       Deficit
                                                           ----------        -------      ------------   ------------

BALANCES, DECEMBER 31, 1995                                 6,992,904        $ 7,000       $ 7,862,400   $ (4,993,000)

Year Ended December 31, 1996:
   Net loss                                                         -              -                 -     (4,442,300)
   Exercise of stock options and warrants                   1,073,678          1,100         2,945,600              -
   Conversion of convertible debentures into
      common stock                                          2,686,514          2,700         4,328,300              -
   Contribution of "short swing" profits under SEC
      rules                                                         -              -           230,400              -
                                                           ----------        -------       -----------   ------------

BALANCES, DECEMBER 31, 1996                                10,753,096         10,800        15,366,700     (9,435,300)

Year Ended December 31, 1997:
   Net loss                                                         -              -                 -     (5,053,100)
   Exercise of stock options and warrants                   3,061,763          3,000         8,405,500
   Compensation cost relating to options granted to
      consultants                                                   -              -           582,400              -
   Contribution of "short swing" profits under SEC
      rules                                                         -              -            16,300              -
                                                           ----------        -------       -----------   ------------

BALANCES, DECEMBER 31, 1997                                13,814,859         13,800        24,370,900    (14,488,400)

Year Ended December 31, 1998:
   Net loss                                                         -              -                 -     (7,284,800)
   Exercise of stock options and warrants                   1,637,583          1,600         3,112,700              -
   Compensation cost relating to options granted to
      consultants                                                   -              -           843,400              -
                                                           ----------        -------       -----------   ------------

BALANCES, DECEMBER 31, 1998                                15,452,442        $15,400       $28,327,000   $(21,773,200)
                                                           ==========        =======       ===========   ============



                 See accompanying notes to financial statements.

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Year Ended December 31,
                                                                          ---------------------------------------------
                                                                              1998             1997             1996
                                                                          -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                $(7,284,800)     $(5,053,100)     $(4,442,300)
     Adjustments to reconcile net loss to
       net cash flows from operating activities:
       Depreciation and amortization                                          130,900           80,500          178,600
       Provisions for losses on accounts receivable                                 -          (10,000)           7,800
       Provision for slow moving inventories                                        -           75,000          100,000
       Compensation cost relating to options granted to consultants           843,400          582,400                -
       Changes in operating assets and liabilities:
         Accounts receivable                                                      100            5,000          220,500
         Inventories                                                              800              300          (31,800)
         Prepaid expenses and other current assets                             (5,400)          12,800            9,600
         Other assets                                                           6,600            1,900           34,400
         Accounts payable and accrued expenses                                431,700           95,200          207,400
         Other                                                                      -          (10,500)           4,500
                                                                          -----------      -----------      -----------
             Net cash flows from operating activities                      (5,876,700)      (4,220,500)      (3,711,300)
                                                                          -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Software development costs                                                 (421,800)        (124,200)               -
  Capitalized patent costs                                                   (540,300)
  Purchases of property and equipment                                         (87,700)        (169,000)        (151,500)
  Purchase of ColorMate(Registered) Units and deposits thereon             (1,504,400)               -                -
                                                                          -----------      -----------      -----------
             Net cash flows from investing activities                      (2,554,200)        (293,200)        (151,500)
                                                                          -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock net of related costs               3,114,300        8,424,800        7,407,100
  Proceeds (payments) of amounts payable to related parties                    25,700          (32,800)         (14,900)
  Payments of notes payable                                                    (4,700)          (5,300)          (4,400)
                                                                          -----------      -----------      -----------
             Net cash flows from financing activities                       3,135,300        8,386,700        7,387,800
                                                                          -----------      -----------      -----------

NET CHANGE IN CASH AND EQUIVALENTS                                         (5,295,600)       3,873,000        3,525,000

CASH AND EQUIVALENTS, BEGINNING OF YEAR                                     9,226,400        5,352,400        1,827,400
                                                                          -----------      -----------      -----------

CASH AND EQUIVALENTS, END OF YEAR                                         $ 3,929,800      $ 9,225,400      $ 5,352,400
                                                                          ===========      ===========      ===========
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                                           $     1,400      $    33,700      $    39,600
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

              Estimates and Uncertainties - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results, as determined at a later date, could differ from those estimates. Estimates relate primarily to inventory valuation and recoverability of the Company's tangible and intangible assets.

              Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

              Patent Application Costs -- Patent application costs had been expensed in 1997 and previously because the Company was unable to determine the future recoverability of such costs. In the first quarter of 1998, the Company was able to determine future recoverability of such costs, due to marketing plans and potential business proposals. Accordingly, the Company has begun capitalizing certain patent application costs, commencing January 1, 1998, and will amortize the costs over the remaining patent lives, generally 10 to 15 years. The Company will assess the continuing carrying value of these assets when events and circumstances warrant.


              ColorMate(Registered) Systems -- In connection with a license with Avon Products, Inc. ("Avon"), Avon paid approximately $4,600,000 to purchase color measurement instruments and related equipment for its use during the term of the license period. Due to missing and damaged units, Avon and the Company executed mutual releases at the termination of the lease on June 24, 1991, with the principal effect that the Company received 1,947 units of which 1,400 were useable and not in need of significant repair. For accounting purposes, the $700,000 estimated fair value of the nonproprietary equipment (based upon an independent appraisal of the complete units with allowances for the lack of a verifiable used equipment market, varying usage, the need for refurbishment and similar factors) was recorded as an asset. The 1,700 useable units of nonproprietary equipment were received in the form of (i) 1,400 complete units valued at $500 per unit and (ii) 300 complete units in need of significant repair that were assigned zero value. No valuation of the proprietary portion of the units or of the additional 247 unusable units returned by Avon was performed.

              Following the Food and Drug Administration ("FDA") marketing clearance in 1997, the Company has decided to use certain components from the existing ColorMate(Registered) units for use in the ColorMate(Registered) TLc BiliTest(Trademark) System. The costs will be expensed as incurred, remaining components will not be valued and the cost currently assigned to the existing ColorMate(Registered) units ($500 per unit) will be assigned to the ColorMate(Registered) TLc BiliTest(Trademark) System, as the current replacement cost of these components exceeds the book value of the ColorMate(Registered) units.

              In connection with the Company's efforts to distribute the ColorMate(Registered) TLc BiliTest(Trademark) System and in anticipation of entering into the manufacturing agreement, the Company commenced purchasing equipment and component parts in the second quarter of 1998 (approximately $1,504,000 in the aggregate for 1998). At this time, the Company is uncertain as to whether it will sell or lease such equipment to customers; accordingly, the cost of such items, as well as units previously obtained from Avon Products, Inc. in connection with a prior license agreement, has been classified as a non-current asset in the accompanying consolidated balance sheets.


              Lease, License and Service Revenues - Lease, license and service revenues consist of short term contracts relating to the ColorMate(Registered) II System Units reported on a straight-line basis over the terms of the contracts, which generally have terms of 12 months.

              Inventories - Inventories, consisting primarily of finished goods, are stated at the lower of first-in, first-out cost or market.

              Property and Equipment and Depreciation - Property and equipment are stated at cost. Depreciation is computed using principally the straight-line method over estimated useful lives of 5 to 7 years. The Company continually evaluates the life and carrying amount of such equipment in light of current conditions. No writedowns have been required through December 31, 1998.

              Software Development Costs - Once technological feasibility is established, the costs of developing software to be marketed as part of a product is capitalized and will be amortized on the basis of estimated future revenues with annual minimum charges, which is similar to the straight line basis over the estimated remaining useful life.

              Reclassification - Certain amounts previously reported have been reclassified to conform to current year presentation.

              Cash Equivalents - The Company considers certificates of deposit, money market funds and all other highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

              Financial Instruments - Financial instruments include cash and equivalents, accounts receivable, other assets, accounts payable and accrued expenses. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information available to management as of December 31, 1998.

              Concentration of Credit Risk/Major Customers, Supplier and Manufacturer - The Company maintains its cash balances with financial institutions insured by the Federal Deposit Insurance Corporation to a maximum of $100,000. The Company's balances exceed such amount. The Company generated approximately 39% of its revenues from one customer in 1996. No customer exceeded 10% of revenues in 1997 or 1998.

              The Company is dependent upon one supplier for a major part of its Colormate(Registered) TLc BiliTest(Trademark) System and one company to manufacture the Colormate(Registered)
              TLc BiliTest(Trademark) System. The loss of these companies would materially adversely affect the Company.

              Loss Per Share - The Company adopted SFAS No. 128, "Earnings Per Share," ("EPS") which requires a presentation of basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing earning available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes conversion of convertible debt and the issuance of common stock for all other potentially dilutive equivalent shares outstanding. Diluted EPS is not shown since it is anti-dilutive.

              Stock-Based Compensation - Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," ("FAS 123") encourages, but does not require, companies to record compensation cost at fair value for stock-based employee compensation plans. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for options granted by the Company is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The fair value of option grants is discussed in Note 5.

              Income Taxes - Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. A valuation allowance is provided for the net deferred tax assets if it is more likely than not that some or all of the deferred tax assets will be realized.

              Research and Development - These costs are expensed as they are incurred.

              Recent Accounting Standards - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement will be adopted in the Company's 2000 fiscal year. While management is still reviewing the statement, it believes the adoption of this statement will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Note 2  --    Management's Plans to Overcome Operating Difficulties:


              Since 1989, the Company has incurred losses from operations and net cash outflows from operations, and has owned ColorMate(Registered) System units since June 1991 whose ultimate recoverability depends upon the Company's future marketing success. The Company expects to license its patents and proprietary technology, rent or sell its equipment and market its related services and products to ultimately overcome these difficulties. In the event the ColorMate(Registered) System units and related proprietary technology are not successfully leased/licensed and/or the products are not successfully marketed in the future, the principal effect may be a substantial write-down of the book value of such units and continued significant operating losses.


              On July 30, 1997, the Company was granted clearance by the FDA for commercial marketing of the ColorMate(Registered)
              TLc BiliTest(Trademark) System for the non-invasive monitoring of newborn bilirubinemia (infant jaundice) by health care professionals in hospitals, pediatricians' offices or by home healthcare agencies. Since that date, the Company has had discussions with several companies interested in distributing the ColorMate(Registered) TLc BiliTest(Trademark) System and is currently negotiating with certain of these companies to reach a definitive agreement. It is not possible at the present time to determine the impact of this development on future cash flows.

              The Company anticipates incurring significant additional expenditures related to manufacturing expenses, parts order, insurance, regulatory compliance and staffing and marketing expenses for the sales division as production and distribution commences over the next two quarters. Management expects that taking into account existing resources, anticipated revenues from future sales of the ColorMate(Registered) units, anticipated payments received under any future distribution agreements and/or the proceeds of the Debentures (see Note 6) and any additional financing, the Company will have sufficient liquidity at least until December 31, 1999.

              If the Company is able to profitably market its ColorMate(Registered) TLc BiliTest(Trademark) System, Intellectual Properties, ColorMate(Registered) units, new cosmetics line and products, the Company would use any cash flow obtained from operations, and may seek additional debt or equity financing, to further support and expand its operations. The Company's ColorMate(Registered) System units for all applications will be marketed interchangeably, as the only difference between the different models are design, power supply improvements and software systems. There can be no assurance that the Company will not require additional funding. If the Company is not able to attract additional future financing, enter into distribution agreements generating such payments, generate significant revenue from operations and/or successfully market its products and technologies, at such point in time, it may have to significantly curtail operations.


Note 3  --    Related Party Transactions, Commitments and Contingencies:

              Related Party Transactions - In connection with the Avon Settlement and her employment agreement, Mrs. Macfarlane, the Company's CEO and a principal shareholder, is to receive a bonus of $361,200, of which $98,800 has been paid. The remaining $262,400 accrues interest at the rate of 10% per annum. In December 1997, Mrs. Macfarlane agreed to delay demand for payment until January 1999, and has since temporarily waived repayment at this time. At December 31, 1998, $318,900, including interest, remained due.

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

              Lease Agreements - The Company leases office and warehouse space. Most of the leases are on a month to month basis, with aggregate monthly rentals of approximately $27,000. Total rent and storage expense was $266,000, $199,900 and $195,400 in 1998, 1997 and
              1996, respectively. Approximately $30,000 per year related to rent paid to Mrs. Macfarlane.

              Retirement Plan - In 1997, the Company adopted a defined contribution plan which provided for discretionary Company contributions for qualified employees. The expense relating to this plan was $0 and $93,246 in 1997 and 1998, respectively.

              Legal Proceedings -- Three putative class actions were commenced against the Company and certain of its officers and directors in the Southern District of New York. The first two actions were commenced in June 1998 and are captioned L.F. Monk v. Chromatics Color Sciences International, Inc., Darby S. Macfarlane, Arthur Guiry, David K. Macfarlane and Leslie Foglesong, C.A. No. 98 CV 4111 (S.D.N.Y.) and Daniel R. Marquis v. Chromatics Color Sciences International, Inc., Darby S. Macfarlane, Arthur Guiry and Leslie Foglesong, C.A. No. 98 CV 4335 (S.D.N.Y.). The third action was commenced in August 1998 and is captioned Joseph Grunberg v. Chromatics Color Sciences International, Inc., Darby S. Macfarlane, Arthur Guiry, David K. Macfarlane and Leslie Foglesong, C.A. No. 98 CIV. 5646 (S.D.N.Y.)

              The complaints were consolidated pursuant to the Consolidation Order entered by the Court in December 1998. A consolidated amended complaint in the matter now captioned In re Chromatics Color Sciences International, Inc. Securities Litigation, Consolidated Matter File No. 98 Civ. 4111 (SHS), was filed and served in January 1999 (the "Action").

              Plaintiffs purport to bring the class action on behalf of all purchasers of the common stock of the Company, between July 30, 1997 and June 9, 1998, seeking damages for the alleged violation by defendants of Section 10(b) of the Securities Exchange Act of 1934, 15 U.S.C. ss.78j(b), and Rule 10b-5 promulgated thereunder, 17 C.F.R. ss.240.10b-5, and pursuant to Section 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. ss.78t(a), with respect to the individual named defendants as "controlling persons." The complaint alleges that the Company "embarked upon a scheme" to inflate the price of the Company's Common Stock by making false and misleading statements concerning: (i) the new and innovative nature of the Company's ColorMate(Registered)
              TLc BiliTest(Trademark) System; (ii) the market size and revenue potential of the ColorMate(Registered) TLc BiliTest(Trademark) System; and (iii) the existence and status of negotiations with potential distributors of the ColorMate(Registered)
              TLc BiliTest(Trademark) System. The allegations of the complaint arise principally from a "report" prepared by Manuel I. Asensio of Asensio & Company, Inc. that was disseminated at the close of the putative class period.

              Defendants have moved to dismiss the complaint. Defendants believe that the claims asserted against them are without merit and intend to vigorously defend this action. No assurance can be given that the resolution of the Action and/or future actions will not have a material adverse effect on the Company's results of operations and liquidity. The Company has directors and officers insurance which may cover a portion of the liability asserted in the Action. The Company is exploring its legal remedies in respect to what it believes to be false allegations against the Company made by short sellers of its stock; the Company expects to incur significant expenses in this regard.

Note 4  --    Income Taxes:

              The Company had a deferred tax asset at December 31, 1998 and 1997 of approximately $10,000,000 and $7,000,000, respectively. These amounts relate primarily to net operating loss and tax credit carryforwards. These assets have been offset by valuation allowances since their realizability can not be determined.

              At December 31, 1998, the Company had net operating loss carryforwards of approximately $26,600,000 for Federal income tax purposes which expire through December 31, 2012. In addition, the Company had research and development tax credit carryforwards of approximately $50,000 at December 31, 1998 available to offset future Federal income taxes. Included in the net operating loss carryforwards is approximately $5,500,000 relating to the exercise of stock options. The benefits, if any, from the utilization of this amount will be credited to additional paid-in capital.

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

              The Company also has 10,000,000 shares of Class B Preferred Stock which may be issued with such rights and preferences as the Board of Directors may determine upon issuance. In January 1999, the Company amended its Certificate of Incorporation to fix the relative rights, preferences and limitations with respect to the Class B Preferred Stock pursuant to the Shareholders' Rights Plan (the "Plan") adopted in December 1998 by the Board of Directors.

              Under the Plan, each shareholder will receive a dividend of one right for each share of the Company's outstanding common stock (a "Right"). Subject to the terms of the rights agreement between the Company and its transfer agent (the "Rights Agreement"), each Right will entitle the holder to purchase one one-hundredth of a share of the Company's new Class B Series 1 Preferred Stock at an initial exercise price of $28. Until the Rights become exercisable, they will be represented by, and trade with, the outstanding common stock; the Company does not anticipate issuing separate certificates for the Rights at this time.

              Initially, the Rights are attached to the Company's common stock and are not exercisable. They become detached from the Common Stock, and become immediately exercisable, (i) following expiration of the Board of Directors' right to redeem the Rights during the 10 day window period (the "Window Period"), or any extension of the Window Period, after any person or group (other than the exempted shareholder) becomes the beneficial owner of 20 percent or more of the Company's common stock (other than acquisitions which are approved in advance by the Board of Directors), or (ii) ten days after any person or group announces a tender or exchange offer that would result in that same beneficial ownership level (other than pursuant to certain permitted offers).

              The distribution of Rights was made on January 11, 1999 to shareholders of record of common stock on that date, and shares of common stock that are newly issued after that date will also carry Rights until the Rights become detached from the common stock. The Rights will expire on January 11, 2009. The Rights distribution is not taxable to shareholders. The Company may redeem the Rights for $0.001 each at any time during the Window Period, or any extension thereof, after a buyer acquires a 20 percent position in the Company, and under certain other circumstances.

              Stock Option Plan - The Company has a Stock Option Plan which currently provides for options to purchase up to 4,500,000 shares of Common Stock. The Plan provides for the granting of incentive stock options to all employees and non-incentive stock options to all employees and certain consultants at an exercise price equal to at least the fair market value of a share of Common Stock at the date of grant for incentive options (other than for the holders of more than 10% of the outstanding Common Stock which must be at least 110% of the fair market value on the date of grant) and at least 85% of the fair market value on the date of grant for non-incentive options. Stock options are generally exercisable in 33-1/3% annual increments commencing one year after the date of grant and generally expire five years after the date of grant.

              The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996, 1997 and 1998, no dividend yield, expected volatility of 76%, 76% and 60%, risk free interest rates of 5% to 7% and expected lives of approximately 22 years. If compensation cost for the Company's stock option plan had been determined in accordance with SFAS No. 123, net loss would have been increased in 1996, 1997 and 1998 by approximately $544,000, $424,000 and $470,000, respectively and loss per share would have been increased by $.05, $.05 and $.03, respectively.

         The following table summarizes information about stock options outstanding at December 31, 1998:

                                                              Options Outstanding                    Options Exercisable
                                                         ------------------------------     ---------------------------------------
                                                          Weighted
                                                           average
                                                         remaining
                                   Number Outstanding    contractual        Weighted                               Weighted average
                                     as of 12/31/98      life (years)     average price     Number exercisable      exercise price
                                   ------------------    ------------     -------------     ------------------     ----------------
              Range of
              Exercise Prices:         1,159.049            2.64             $2.80              1,140,716               $2.80
              $1.02 - $2.92            1,176,999            4.33              5.23                232,499                4.77
              $2.96 - $5.42              546,750            4.08              7.73                 33,750                7.74
              $7.00 - $8.25              228,750            3.91              9.47                 64,750                9.51
              $9.25 - $10.00           ---------            ----             -----              ---------               -----
                                       3,111,548            3.62             $5.08              1,470,715               $3.52
                                       =========            ====             =====              =========               =====


              Transactions under the stock option plan are summarized as follows:

                                                                               Weighted average
                                                                 Shares         exercise price
                                                                 ------        ----------------
              Shares under option at December 31, 1995           1,023,750           2.17
                     Granted (at $2.75 to $2.92 per share)       1,140,000           2.90
                     Exercised                                    (187,500)          1.64
                     Cancelled (at $2.96 per share)                 (3,750)          2.96
                                                                 ---------

              Shares under option at December 31, 1996           1,972,500           2.64
                     Granted (at $5.00 to $10.00 per share)        791,250           7.04
                     Exercised                                    (671,502)          2.34
                                                                 ---------

              Shares under option at December 31, 1997           2,092,248           4.40
                     Granted (at $4.88 to $9.25 per share)       1,432,500           6.40
                     Exercised                                    (165,700)          3.85
                     Cancelled (at $7.46 to $8.25 per share)      (247,500)          7.82
                                                                 ---------           ----
              Shares under option at December 31, 1998           3,111,548           5.08
                                                                 =========           ====

              Options exercisable at December
                     1996     530,000
                     1997   1,201,082
                     1998   1,470,715

              Weighted average fair value of options granted
                     during:
                     1998 $2.26 per share

              The Company granted options to consultants and certain other professionals who provide services to the Company. These options have been valued in accordance with FAS 123 and are being expensed over the vesting period of the options. The amounts expensed in 1997 and 1998 amounted to $582,400 and $843,400, respectively. The activity for these options is included in the table above.

              At December 31, 1998 warrants to purchase 478,273 shares of common stock at $1.67 per share were outstanding. These warrants, issued to a placement agent in previous years in connection with equity financings, expire as follows: (i) 124,299 warrants issued on January 6, 1995 expire January 6, 2002; (ii) 408 warrants issued on March 13, 1995 expire March 13, 2002; (iii) 93,628 warrants issued on May 4, 1995 expire May 4, 2002; and (iv) 259,938 warrants issued on June 8, 1995 expire June 8, 2002.

Note 6 --     Subsequent Events:

              On April 15, 1999 the Company issued an aggregate of $5,000,000 14% senior convertible debentures due April 15, 2002 (the "Debentures") in a private placement. Payments of interest on the outstanding principal amount of the Debentures are due on the earlier of the maturity date or upon any conversion of the Debentures into the Company's Common Stock. The accrued interest may be paid either in cash, shares of the Company's Common Stock or a combination of Common Stock and cash, at the option of the Company.

              The outstanding principal amount of the Debentures (together with accrued interest thereon) is convertible until after the first anniversary of the closing. At that time, the Debentures are convertible into shares of Common Stock, at the option of the holder or holders thereof, at the conversion price of $5.00. However, at any time prior to April 14, 2000, such portion of the Debentures may be converted, at the option of the holder or holders thereof, as shall result in the issuance, upon such conversion, of not more than an aggregate of 200,000 shares of Common Stock. Subject to applicable securities laws, the holder or holders of such shares, in the aggregate, may only sell not more than an aggregate of 50,000 shares of such Common Stock issued upon such conversion during any one month period ending prior to April 14, 2000. At any time after the 18 month anniversary of the closing, the Company may prepay the entire amount of the Debentures or any portion thereof for a prepayment price equal to the original principal amount of the Debentures plus all accrued and unpaid interest. At any time after the 18 month anniversary of the closing and prior to the Maturity Date, in the event the average closing bid price (as reported on the Nasdaq SmallCap Market or such other principal market or exchange on which the Common Stock is then traded) of the Company's Common Stock for any 10 consecutive trading days equals or exceeds $10.29, the Company can require conversion of the outstanding principal amount (together with accrued interest) of the Debentures into Common Stock at a conversion price of $5.00 per share.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

              On April 21, 1998, Wiss & Company, LLP ("Wiss") informed the Company that, based on mutual determination between the Company and Wiss, it would not stand for re-election as the Company's principal accountants for the audit of the Company's financial statements following the completion of its most recent audit of the Company's financial statements on February 17, 1998 in connection with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

              Wiss' report on the financial statements for the fiscal year ended December 31, 1996 included a statement, indicating that the financial statements were prepared by Wiss on the assumption that the Company would continue as a going concern. Wiss' report on the financial statements for the fiscal year ended December 31, 1997 did not contain such statement. Wiss' reports for fiscal years 1996 and 1997 contained no other adverse opinions, disclaimers of opinion or modifications as to uncertainty, audit scope or accounting principles.

              Within the two most recent fiscal years and the subsequent interim period preceding Wiss' notification confirming that it would not stand for re-election, there were no disagreements between the Company and Wiss on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements if not resolved to Wiss' satisfaction would have caused it to make reference in connection with its report to the subject matter of the disagreement.

              Wiss has not advised the Company of any reportable events as defined in paragraphs (A) through (D) of Regulation S-K Item 304(a)(1)(v).

              On May 1, 1998, the Company engaged BDO Seidman LLP ("BDO") as the independent accountant to audit the Company's financial statements.


              During the Company's two most recent fiscal years and the subsequent interim period preceding the date of BDO's engagement, neither the Company nor any person on the Company's behalf consulted BDO regarding either (i) the application of accounting principles to a specified transaction, or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was a subject of disagreement or a reportable event.

                                    PART III


Item 10. Directors and Executive Officers of the Company

         Certain information concerning directors and executive officers of the Company is set forth below:

                 Name                                     Age                                 Position
                 ----                                     ---                                 --------
Darby Simpson Macfarlane                                  54                    Director, Chairperson of the Board
                                                                                of Directors, Chief Executive
                                                                                Officer, Assistant Treasurer

Arthur Guiry                                              59                    President

David Kenneth Macfarlane                                  52                    Director, Vice President, Research
                                                                                and Development

Leslie Foglesong*                                         43                    Director, Secretary and Treasurer

Edmund Vimond*+                                           63                    Director

Edward Mahoney*+                                          48                    Director

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


         Mrs. Macfarlane co-founded the Company in March 1984. She has been Chairperson of the Board, Chief Executive Officer, Assistant Treasurer and a director of the Company since formation and also served in the capacity of President until April 9, 1995. Prior to such time, Mrs. Macfarlane was the co-founder in 1974 of Personalized Colors, Inc. Commencing in 1978, Mrs. Macfarlane and Mr. Macfarlane led and directed the Company's research and development and mass-manufacturing efforts of the color science technology, instrumentation and cosmetic and related products now offered by the Company.

         Mr. Macfarlane co-founded the Company and is also one of the primary inventors of the patented technologies used in the ColorMate(Registered) System. In addition, Mr. Macfarlane developed the manufacturing, technical and engineering specifications necessary to have miniaturized and mass manufactured the ColorMate(Registered) System. Mr. Macfarlane has been Vice
President-Research and Development, and a director of the Company since formation.

Prior to 1984, Mr. Macfarlane held a variety of executive positions with finance, sales, marketing, research and development and manufacturing companies in Europe, South Africa and the United States, including International Technical Research and Development, Ltd., and Trumach, Inc.


         Leslie Foglesong has been the Secretary, Treasurer and a director of the Company since its formation.

         Mr. Edmund Vimond has previously provided consulting services to the Company. On December 1, 1997, Mr. Vimond was appointed to the Company's Board of Directors and currently acts as Chairman of the Company's Compensation Committee. From 1991 to 1997, Mr. Vimond was the President and Chief Executive Officer of Ocurest Laboratories, Inc. Mr. Vimond was responsible for managing all functions of the business, including marketing, sales, contract manufacturing, personnel and finance and systems. Prior to 1991, Mr. Vimond held positions in various executive capacities with RJR Nabisco Inc., American Cyanamid Co., Johnson & Johnson and Warner-Lambert Companies Inc. Mr. Vimond received B.S.B.A. and M.B.A. degrees from Northwestern University.

         Edward Mahoney, a certified public accountant, was appointed to the Board of Directors on January 26, 1998, and currently acts as Chairman of the Company's Audit Committee. Since January 1998, Mr. Mahoney has owned and operated a certified public accounting firm and was a tax partner with the accounting firm of BDO Seidman LLP from 1994 to 1997 and Price Waterhouse from 1973 to 1994. Mr. Mahoney received a Bachelor of Science in Accounting degree from Brooklyn College of the City University of New York.

         Mr. Arthur Guiry provided consulting services to the Company from January 1, 1995 to March 1995, in connection with the marketing of the Company's medical applications for its technology. On April 10, 1995, Mr. Guiry commenced his duties as President of the Company. Prior to joining the Company, Mr. Guiry held positions as an executive in sales for divisions of Bristol-Myers, Smith & Nephew Ltd. and Solzer, for the past 18 years. He also holds a physics degree from Manhattan College.

         Darby Simpson Macfarlane and David Kenneth Macfarlane are the founders of the Company and, as such, may be deemed "promoters" of the Company as those terms are defined in the rules and regulations promulgated under the Securities Act of 1933, as amended. There is no family relationship among any other directors or executive officers of the Company.

Medical Advisory Board

         The Company recently established a Medical Advisory Board consisting of Dr. Fred W. Billmeyer, Dr. Ian Holzman and Dr. Jeffrey Maisels, independent consultants/advisors to the Company.

         Dr. Fred W. Billmeyer, Jr., Professor Emeritus at Rensselaer Polytechnic Institute, a color scientist and recognized expert in the color science field for more than 40 years, has been a consultant to the Company since 1984 and is a member of the Company's Medical Advisory Board. Dr. Billmeyer has published numerous books and articles in the field of color science. The consulting agreement with Dr. Billmeyer provides that he will provide color consulting services to the Company at a fee of $125 per hour. Such services include providing advice and supervisory assistance in connection with any further research and development, modification, enhancement or marketing activity relating to the ColorMate(Registered) System and Intellectual Properties in specific applications and assisting in obtaining patent protection for the unpatented Intellectual Properties. In addition, Dr. Billmeyer is entitled to receive a royalty in the amount of 2% of the selling price less the cost of manufacture of any device sold by the Company. In 1998, the Company paid Dr. Billmeyer $12,876.

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

         Mr. Frederick Frank, Vice Chairman of Lehman Brothers, an investment banking firm, has been an advisor to the Company since December 1, 1997, providing financial, strategic and business advisory services. The consulting agreement with Mr. Frank expired December 1, 1998 but was renewed by mutual agreement of the Company and Mr. Frank.

         The Company from time to time also employs certain other consultants and temporary personnel for various purposes such as FDA and regulatory matters, the Bilirubin Project and marketing, engineering, research and development associated with the Intellectual Properties, Beauty-Aid Products, the ColorMate(Registered) Bilirubin Device and ColorMate(Registered) units. The Company has also retained consultants to provide public relations, shareholder relations, financial, licensing and investment banking services. In 1998, these consultants and temporary personnel were paid an aggregate of $265,000 and were granted options to purchase an aggregate of 260,000 shares of the Company's Common Stock under the 1992 Plan. All consultants may be reimbursed by the Company for reasonable out-of-pocket expenses incurred by them in connection with the services each consultant provides to the Company.

Compliance with Section 16(a) of the Exchange Act

         The Company became subject to the reporting requirements of Section 13 of the Exchange Act on February 5, 1993 and, accordingly, the Company's officers, directors and greater than 10 percent beneficial owners were subject to the reporting requirements of Section 16(a) of the Exchange Act during the year ended December 31, 1993. The Company believes that except as described below, during the fiscal year ended December 31, 1998, all filing requirements under Section 16(a) applicable to its officers, directors and greater than ten percent beneficial owners were complied with on a timely basis:

         On October 30, 1998, Leslie Foglesong, the Company's Secretary and Treasurer, was granted 100,000 options to purchase shares of the Common Stock under the 1992 Plan, which become exercisable on October 30, 1999 and expire October 30, 2003. A Statement of Changes in Beneficial Ownership on Form 4 was filed for such options with the Commission on February 8, 1999. Also, on October 30, 1998, Edmund Vimond and Edward Mahoney were each granted options to purchase 20,000 shares of the Company's Common Stock under the 1992 Plan. Statements of Changes in Beneficial Ownership on Form 4 were filed for each of Mssrs. Vimond and Mahoney with the Commission on February 3, 1999.

Item 11. Executive Compensation

Summary Compensation Table

         The following table summarizes all plan and non-plan compensation awarded to, earned by or paid to the Company's Chief Executive Officer and its four other executive officers who were serving as such during and at the end of fiscal 1998 for services rendered in all capacities to the Company in the last three fiscal years.

                                                                                        Long-Term
                                                                                       Compensation
                                                     Annual Compensation                  Awards
                                                     -------------------                  ------
                                                                                        Securities
Name and                                                                                Underlying
Principal                                                                                Options             All Other
Position                                    Year            Salary        Bonus           (#)(1)            Compensation
--------                                    ----            ------        -----           ------            ------------
Darby Simpson Macfarlane,                   1996            125,000    $   20,000         450,000             5,617(2)
  Chief Executive Officer                   1997            175,000             0               0                 0
                                            1998            175,000             0               0                 0

Arthur Guiry, President                     1996            200,000             0               0                 0
                                            1997            200,000             0               0                 0
                                            1998            200,000             0               0                 0

David Kenneth Macfarlane,                   1996            125,000         4,500         300,000             5,950(2)
  Vice President,                           1997            125,000             0               0                 0
  Research and Development                  1998            125,000             0               0                 0

Leslie Foglesong,                           1996             75,000       103,650(3)      150,000                 0
  Secretary and Treasurer                   1997            100,000             0               0                 0
                                            1998            100,000         5,000         100,000                 0


----------------------
(1) In February 1998, the Company effected a three-for-two forward Stock Split. The number of shares issuable upon the exercise of stock options granted under the 1992 Plan presented above give effect to the Stock Split.

(2) Includes premiums paid by the Company on the term life insurance policies and disability insurance policies of Mrs. and Mr. Macfarlane.

(3)  Includes 1995 bonus not paid until 1996.


Option/SAR Grants in Last Fiscal Year

         Leslie Foglesong, the Company's Secretary and Treasurer, was granted 100,000 options under the 1992 Plan on October 30, 1998, which become exercisable on October 30, 1999 and expire October 30, 2003.

Aggregated Option/SAR Exercises in Last Fiscal Year and
Fiscal Year End Option/SAR Value Table

         The following table sets forth information with respect to stock options exercised during the fiscal year ended December 31, 1998 and the value at December 31, 1998 of unexercised stock options held by the Chief Executive Officer and the other executive officers of the Company. The number of shares presented gives effect to the Stock Split:

                                                                               Number of
                                                                              Securities
                                                                              Underlying             Value of
                                                                              Unexercised           Unexercised
                                                                              Options at           In-the-Money
                                                                                Fiscal                Options
                                                                               Year-End              at Fiscal
                                                                               --------             Year-End(2)
                                                                                                    -----------
                                         Shares
                                      Acquired on                            Exercisable/          Exercisable/
                                        Exercise            Value            Unexercisable
Name                                      (#)            Realized(1)              (#)              Unexercisable
----------------------------------  -----------------  ----------------- ----------------------  ------------------
Darby Simpson Macfarlane                   0                  --               450,000/0            $2,257,875

Arthur Guiry                               0                  --               105,000/0             $597,187

David Kenneth Macfarlane                   0                  --               300,000/0            $1,505,250

Leslie Foglesong                           0                  --            150,000/100,000          $755,675/
                                                                                                      256,250


----------------------------------

(1) The value realized on the exercise of options was calculated by multiplying the number of underlying shares by the difference between the closing price of the Common Stock on the date of exercise (as quoted on the Nasdaq SmallCap Market published in The Wall Street Journal) and the option exercise price.

(2) The value of unexercised in-the-money options was calculated by multiplying the number of underlying shares held by the difference between the closing price of the Common Stock on December 31, 1998 ($7.938 per share, as originally quoted on the Nasdaq SmallCap Market published in The Wall Street Journal) and the option exercise price, but after giving effect to the Stock Split.

Compensation of Directors

         Directors who are officers of the Company do not receive additional compensation for serving on the Board of Directors or for their attendance at Board of Directors' meetings. Edmund Vimond receives a monthly director's fee of $6,000 and Edward Mahoney receives a monthly director's fee of $4,000. In addition, Mr. Mahoney received options to purchase 37,500 (on January 26, 1998) shares of the Company's Common Stock under the Company's 1992 Stock Option Plan and each of Mssrs. Mahoney and Vimond received options to purchase 20,000 (on October 30, 1998) shares of the Company's Common Stock under the Company's 1992 Stock Option Plan. The stock options granted to Mr. Vimond and Mr. Mahoney vest in equal installments on the first, second and third anniversaries of the date of grant and are exercisable at $9.25 (Mahoney's grant on January 26, 1998) and $5.375 (grants on October 30, 1998) per share, respectively. Mr. Vimond also received 22,500 stock options on December 1, 1997, one third of which became exercisable on December 1, 1998 and expire on December 1, 2002 and are exercisable at $9.71 per share. In addition, on July 15, 1997, Mr. Vimond received 15,000 stock options, one third of which options were fully exercisable on July 15, 1998, expire on July 15, 2002 and are exercisable at $5.42 per share.

Employment Agreements

         The Company has entered into separate employment agreements with each of Darby Simpson Macfarlane and David Kenneth Macfarlane, providing for Mrs. Macfarlane's employment as Chief Executive Officer and for Mr. Macfarlane's employment as Vice President, Research and Development. The agreements with Mrs. and Mr. Macfarlane provide for current annual base salaries in 1997 of $175,000 and $125,000, respectively, subject to annual increases at the discretion of the Board of Directors. In addition, Mrs. Macfarlane's agreement provides for a bonus payment of 33% of the first million of the Company's net recovery in excess of $2,000,000 from the Avon

Litigation. Accordingly, Mrs. Macfarlane is to receive $361,200, of which $98,800 has been paid. The remaining $262,400 is currently payable and accrues interest at the rate of 10% per annum. However, repayment of this amount is subject to Mrs. Macfarlane's agreement to defer repayment until January 1999 in connection with the amendment to the Company's Certificate of Incorporation which amendment modified certain terms of the Class A Preferred Stock, including the following: (i) extension to December 31, 2000 of the expiration date of the conversion feature and redemption period, (ii) revision of the market price conversion feature to provide for adjustment upon the occurrence of certain events involving the Common Stock, and (iii) revision of the calculation of the earnings goal needed to trigger the conversion feature by including extraordinary items and revenues and earnings generated by businesses acquired by the Company. In connection with Mrs. Macfarlane's agreement to defer repayment until January 1999 (which repayment Mrs. Macfarlane has temporarily waived at this time), Mrs. Macfarlane also agreed to extend the term of her employment with the Company until December 31, 2000 and forego any discretionary performance bonus under her employment agreement in 1999. Under the employment agreements, the Company is obligated to provide Mr. Macfarlane with a $300,000 and Mrs. Macfarlane with a $500,000 term life insurance policy and disability insurance. The Company maintains key-man life insurance on each of Mrs. and Mr. Macfarlane in the amount of $1,000,000.

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

         The Company has entered into a five year employment agreement, commencing on April 10, 1995, with Arthur Guiry providing for Mr. Guiry to serve as President of the Company. The agreement provides for an annual base salary of $200,000, subject to annual increases at the discretion of the Board of Directors, plus options to purchase an aggregate of 300,000 shares of Common Stock at an exercise price of $2.25 per share under the Company's 1992 Stock Option Plan. Mr. Guiry shall be entitled to an annual bonus subject to the discretion of the Board of Directors. The Company, at its option, can maintain key-man insurance on Mr. Guiry in the amount of $1,000,000. The agreement provides for the payment of termination benefits by the Company if employment thereunder is terminated by the Company for any reason other than death, disability, "cause" as set forth therein, or voluntary resignation. If Mr. Guiry's employment is terminated by the Company for any reason other than death, disability, "cause," or voluntary resignation, the Company is required to pay to Mr. Guiry an amount equal to the aggregate base salary for the remainder of the employment period plus an amount equal to the bonus granted for the year immediately preceding the year in which such termination occurs. If Mr. Guiry's employment is terminated by reason of death, disability, cause or voluntary resignation, he will not receive any other compensation besides accrued salary through the date of such termination and an amount equal to the pro rata portion of any bonus granted for the year immediately proceeding the year in which such termination occurs.

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

Compensation Committee Interlocks and Insider Participation

         There are no reportable compensation committee (Board of Directors) interlocks or insider participation transactions. The Company established a compensation committee in January 1998 consisting of Edmund Vimond and Edward Mahoney.

Compensation Committee Report on Executive Compensation


         The Compensation Committee of the Board of Directors is responsible for establishing compensation policies applicable to the Company's executive officers; evaluating and recommending to the Board the compensation of the chief executive officer and other executive officers; and recommending to the Board individual stock option grants for executive officers from the Company's 1992 Stock Option Plan. The following report relates to the Company's compensation policies and the compensation paid to the chief executive officer for the year ending December 31, 1998.

         Compensation Policies: The Company's compensation policies for all employees, including executive officers, are designed to provide compensation levels that are competitive with those of small capitalization early stage technology companies, with whom the Company must compete in the recruitment and retention of highly qualified, motivated personnel. The Company's executive compensation program is structured to (1) compensate its executive officers on an annual basis with a cash salary and discretionary bonus at a sufficient level to retain and motivate these officers and (2) provide long-term incentives to those executives through periodic grant of stock options.

         The salary component of executive compensation and any bonuses granted in the Company's discretion, is based on each executive's level of responsibility in comparison to similar positions in comparable companies. The Company believes a competitive base salary, and bonus when warranted, is essential to the development and retention of capable management. Base salaries for executive officers are reviewed periodically, based on a review of competitive salaries obtained from published data and other sources, and discretionary performance bonuses, if any, are used to augment salary in circumstances where special achievement is to be rewarded.

         The long-term incentive component recognizes the importance of stock ownership by employees and reflects the use of stock options as an integral part of each executive's compensation. The Company believes the opportunity for stock appreciation through stock options which vest over time promotes the relationship between long-term interests of executive officers and shareholders. The size of specific grants takes into account the executive officer's salary, number of options previously granted, and overall individual contributions to the Company.

         Chief Executive Officer Compensation: The Company extended until December 31, 2000 the employment agreement with Ms. Macfarlane, the Chief Executive Officer, at an annual base salary of $175,000 per annum, in connection with her agreement with the Company, as recommended by the Compensation Committee, to forego any bonus grant in 1999 in consideration of the Company so extending her employment agreement and agreeing to modify certain terms of the Class A Preferred Stock owned by Ms. Macfarlane, including extension of the redemption date for the Preferred Stock to December 31, 2000. The determination of this salary level was based on the same criteria applicable to base salaries of all executive officers. Ms. Macfarlane received no stock option or bonus grant in 1998.


Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of April 13, 1999, the beneficial ownership of the Common Stock: (i) by each stockholder known by the Company to beneficially own more than 5% of the Common Stock; (ii) by each director of the Company; (iii) by the Company's Chief Executive Officer; and (vi) by all executive officers and directors of the Company as a group. Amounts presented give effect to the February 1998 three-for-two forward Stock Split (including shares issuable upon the exercise of stock options and/or warrants). Except as otherwise indicated below, each named beneficial owner has sole voting and investment power with respect to the shares of Common Stock listed.

Name and Address of
Beneficial Owner                                              Number of Shares               Percent of Class
----------------                                              ----------------               ----------------
Darby Simpson Macfarlane (1)
10 Old Jackson Avenue, #28                                      2,991,896                           19.4%
Hastings-on-Hudson, NY 10706

David Kenneth Macfarlane (2)                                    2,991,896                           19.4%
5 East 80th Street
New York, NY  10021

Leslie Foglesong (3)                                              165,000                            1.1%
116 Lafayette Avenue
Brooklyn, NY 11217

Edmund Vimond                                                      12,500                              --
6967 Country Lakes Circles
Sarasota, FL  34243

Edward Mahoney                                                     12,500                              --
2044 Palisades Drive
Pacific Palisades, CA  90272

Janssen-Meyers Associates, L.P.(4)                              1,206,934                            7.8%
17 State Street
New York, NY 10001

All directors and executive officers                            3,181,896                           20.5%
as a group (6 persons) (5)

------------------------------------------------

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

(2) Includes the 1,380,000 issued and outstanding shares of the Class A Preferred Stock owned by Mrs. Macfarlane, 861,896 issued and outstanding shares of the Common Stock beneficially owned by Mrs. Macfarlane, 450,000 shares issuable upon the exercise of options granted to Mrs. Macfarlane and 300,000 shares issuable upon the exercise of options granted to Mr. Macfarlane which options are currently exercisable.

(3) Includes 150,000 shares issuable upon the exercise of options which are currently exercisable.

(4) Based on a representation letter from Janssen-Meyers Associates, L.P. dated March 19, 1999, and includes 636,250 shares of Common Stock held by Peter Janssen (an affiliate of Janssen-Meyers Associates, L.P.), 145,750 shares of Common Stock and 314,347 warrants held by Janssen-Meyers Associates, L.P. which, in each case, are currently exercisable, 108,647 warrants held by limited partners of Janssen-Meyers Associates, L.P. and 1,940 warrants held by Meyers Janssen Securities Corp., which, in each case, are currently exercisable.

(5) Includes 945,000 shares issuable upon the exercise of options which are currently exercisable and 1,380,000 issued and outstanding shares of the Class A Preferred Stock.

     Mellon Bank Corporation filed a Schedule 13G, dated February 5, 1999, indicating that as of January 26, 1999, Mellon Bank Corporation ceased to be the beneficial owner of more than five percent of the Company's Common Stock.


Item 13. Certain Relationships and Related Transactions

         In December 1997, Mrs. Macfarlane agreed to (i) delay payment to January 1999 on the note she received under her employment agreement in respect of the Avon Settlement, (ii) extend the term of her employment with the Company until December 31, 2000, and (iii) forego any discretionary performance bonus under her employment agreement for 1999 in connection with the Company's Board of Directors agreeing to modify certain features of the Company's Class A Preferred Stock. The note has not yet been repaid to Mrs. Macfarlane, who has temporarily waived repayment at this time. The changes to the Class A Preferred Stock, approved by the Company's shareholders on February 13, 1998, provide that, if (i) the Company's earnings for any two calendar years during the period ending on December 31, 2000 exceeds $20,000,000 or (ii) the closing bid price of the Common Stock has been at least $46.67 ($31.11 giving effect to the Stock Split) on 30 consecutive trading days at any time prior to December 31, 2000, each outstanding share of Preferred Stock shall be converted into .979 shares of Common Stock, subject to adjustment for stock-splits, including the Stock Split, stock dividends, reclassification or other combinations or subdivisions. If neither condition is satisfied by December 31, 2000, the Preferred Stock shall be redeemed by the Company at a price of $0.01 per share, plus any declared but unpaid dividends.

         Since August 1990, the Company has occupied office space leased from Darby Simpson Macfarlane. The Company pays Mrs. Macfarlane $1,620 per month under the lease (representing her actual lease cost for such premises). For the year ended December 31, 1997, the Company paid Mrs. Macfarlane $19,400 in connection with such lease. In addition, the Company also paid Mrs. Macfarlane approximately $9,600 for the year ended December 31, 1997, for the use of her residence as offices of the Company.

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

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) and (d)1.       Financial Statements

                    The following Financial Statements of the Company are included in Part II, Item 8 of this report:

                    Independent Auditors' Reports

                    Consolidated Balance Sheets as of December 31, 1998 and 1997

                    Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996

                    Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

                    Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

                    Notes to Consolidated Financial Statements

(a) and (d)2.       Financial Statements Schedules

                    All schedules have been omitted because they are not applicable, are not required or because the required information is included in the Financial Statements or notes thereto.

(b)                 Reports on Form 8-K:

                    Form 8-K**, dated November 12, 1998, announcing that the Company executed a manufacturing agreement under which the manufacturer is the exclusive manufacturer/assembler and packager of the two models of the Company's instrument.

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

3.1.3 Certificate of Amendment to the Certificate of Incorporation of the Company dated February 13, 1998 effecting the three-for-two Stock Split and certain changes to the Class A Convertible Preferred Stock (incorporated by reference to
                    Exhibit 3.1.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

3.14 Certificate of Amendment to the Certificate of Incorporation of the Company dated January 8, 1999 to fix the relative rights, preferences and limitations with respect to the Class B Preferred Stock of the Company, pursuant to the adoption of the Shareholders' Rights Plan (incorporated by reference as Exhibit 1 to the Form 8-A dated January 5,
                    1999).

3.2                 By-Laws of the Company (incorporated by reference to Exhibit
                    3.2 to the Registration Statement).

4.1 Specimen form of the Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement).

4.2 Shareholders' Rights Plan, adopted by the Company on December 31, 1998 (incorporated by reference as Exhibit 1 to the Form 8-A dated January 5, 1999).

9.1 Voting Proxy dated December 13, 1995, of David Kenneth Macfarlane to Darby Simpson Macfarlane (incorporated by reference to Exhibit 2 to Schedule 13D of Darby Macfarlane and Ken Macfarlane dated February 12, 1996).

Number              Description of Document
------              -----------------------

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

10.13 U.S. Patent No. 5,671,735 relating to Method and Apparatus for Detecting and Measuring Conditions Affecting Color (incorporated by reference to Exhibit 10.13 to the Amendment to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.14 Assignment, dated October 30, 1992, between Darby Simpson Macfarlane and the Company relating to the Avon litigation (incorporated by reference to Exhibit 10.19 to the Registration Statement).

10.15 Know-How Assignment, dated October 30, 1992, from Pink & Peach Computer Corp. to the Company (incorporated by reference to Exhibit 10.20 to the Registration Statement).

10.16               1992 Stock Option Plan (incorporated by reference to Exhibit
                    10.1 to the Registration Statement on Form 8-A (File No. 333-51697).

Number              Description of Document
------              -----------------------

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

10.20** Manufacturing Agreement, dated November 3, 1998, between the Company and a third party manufacturer (incorporated by reference as Exhibit 10.1 to the Form 8-K dated November 12,
                    1998).

10.21 Rights Agreement, dated January 11, 1999, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference as Exhibit 1 to the Form 8-A dated January 5, 1999).

10.22 Subscription Agreement, dated April 15, 1999; Form of 14% Convertible Debentures Due April 15, 2002 (to be filed supplementally).

18.1 Letter, dated April 21, 1998, from Wiss & Company, LLP informing the Company that it would not stand for re-election as the Company's principal accountants (incorporated by reference as Exhibit 16 to the Form 8-K dated April 24, 1998).

18.2 Press Release, dated May 1, 1998, announcing that the Company engaged BDO Seidman LLP as the principal accountants for the Company (incorporated by reference as Exhibit 99 to the Form 8-K dated May 5, 1998).

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company's Post Effective Amendment No. 1 on Form SB-1 to the Registration Statement filed on January 11, 1994).

23+                 Consents of Independent Auditors.

27+                 Financial Data Schedule

-----------------------------------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit.
** Confidential treatment has been requested with respect to certain information contained in this agreement.
+    Filed herewith.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.
         By:   /s/ Darby S. Macfarlane                     Date:  April 15, 1999
               ----------------------------------------
               Darby S. Macfarlane,
               Chief Executive Officer
         By:   /s/ Leslie Foglesong                        Date:  April 15, 1999
               ----------------------------------------
               Leslie Foglesong,
               Treasurer
               (Chief Financial and Accounting Officer)

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         By:   /s/ Darby S. Macfarlane                     Date:  April 15, 1999
               -----------------------------------------
               Darby S. Macfarlane,
               CEO; Chairman of the Board;
               Assistant Treasurer; Director
         By:   /s/ David K. Macfarlane                     Date:  April 15, 1999
               -----------------------------------------
               David K. Macfarlane,
               Vice President, Research & Development;
               Director
         By:   /s/ Leslie Foglesong                        Date:  April 15, 1999
               -----------------------------------------
               Leslie Foglesong,
               Secretary; Treasurer; Director
         By:   /s/ Edmund Vimond                           Date:  April 15, 1999
               -----------------------------------------
               Edmund Vimond,
               Director
         By:   /s/ Edward Mahoney                          Date:  April 15, 1999
               -----------------------------------------
               Edward Mahoney,
               Director

                                  Exhibit Index


Number              Description of Document
------              -----------------------

3.1 Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 33-54256), filed on November 5, 1992, as amended (the "Registration Statement")).
3.1.1 Certificate of Amendment to the Certificate of Incorporation of the Company regarding the change of the Company's name (incorporated by reference to Exhibit 3.1.1 to the Registration Statement).
3.1.2 Certificate of Amendment to the Certificate of Incorporation of the Company increasing the authorized number of shares of Common Stock and increasing the authorized number of shares of Preferred Stock (incorporated by reference to Exhibit
                    3.1.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996).
3.1.3 Certificate of Amendment to the Certificate of Incorporation of the Company dated February 13, 1998 effecting the three-for-two Stock Split and certain changes to the Class A Convertible Preferred Stock (incorporated by reference to
                    Exhibit 3.1.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
3.14 Certificate of Amendment to the Certificate of Incorporation of the Company dated January 8, 1999 to fix the relative rights, preferences and limitations with respect to the Class B Preferred Stock of the Company, pursuant to the adoption of the Shareholders' Rights Plan (incorporated by reference as Exhibit 1 to the Form 8-A dated January 5,
                    1999).
3.2                 By-Laws of the Company (incorporated by reference to Exhibit
                    3.2 to the Registration Statement).
4.1 Specimen form of the Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement).
4.2 Shareholders' Rights Plan, adopted by the Company on December 31, 1998, on Form 8-A, dated January 5, 1999. (incorporated by reference as Exhibit 1 to the Form 8-A dated January 5, 1999).
9.1 Voting Proxy dated December 13, 1995, of David Kenneth Macfarlane to Darby Simpson Macfarlane (incorporated by reference to Exhibit 2 to Schedule 13D of Darby Macfarlane and Ken Macfarlane dated February 12, 1996).
9.2 Voting Trust Agreement dated December 13, 1995, between David Kenneth Macfarlane and Darby Simpson Macfarlane (incorporated by reference to Exhibit 3 to Schedule 13D of Darby Macfarlane and Ken Macfarlane dated February 12,
                    1996).
10.1* Form of Employment Agreement between the Company and Darby Simpson Macfarlane (incorporated by reference to Exhibit
                    10.1 to the Registration Statement).
10.2* Form of Employment Agreement between the Company and David Kenneth Macfarlane (incorporated by reference to Exhibit
                    10.2 to the Registration Statement).
10.3* Consulting Agreement, dated February 25, 1992, between the Company and Dr. Fred W. Billmeyer, Jr. (incorporated by reference to Exhibit 10.4 to the Registration Statement).
10.4 Form of Indemnity Agreement between the Company and its directors and officers (incorporated by reference to Exhibit
                    10.6 to the Registration Statement).
10.5 Know-How Agreement, dated September 3, 1992, between the Company, Darby Simpson Macfarlane and David Kenneth Macfarlane (incorporated by reference to Exhibit 10.12 to the Registration Statement).
10.6 Assignment, dated September 3, 1992 from Darby Simpson Macfarlane to the Company regarding Intellectual Property (incorporated by reference to Exhibit 10.13 to the Registration Statement).
10.7** Agreement, dated April 16, 1992, between the Company and IMS Cosmetics, Inc. (incorporated by reference to Exhibit 10.14 to the Registration Statement).
10.8 U.S. Patent No. 4,909,632 relating to Method for Selecting Personal Compatible Colors (incorporated by reference to
                    Exhibit 10.17 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).
10.9 U.S. Patent No. 5,311,293 relating to Method and Instrument for Selecting Personal Compatible Colors (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

Number              Description of Document
------              -----------------------

10.10               U.S. Patent No. 5,313,267 relating to Method and Instrument for Selecting Personal Compatible Colors (incorporated by
                    reference to Exhibit 10.19 to the Company's Annual Report on
                    Form 10-KSB for the fiscal year ended December 31, 1994).
10.11               The Australian Patent relating to Method of Selecting
                    Personal Compatible Color (incorporated by reference to
                    Exhibit 10.20 to the Company's Annual Report on Form 10-KSB
                    for the fiscal year ended December 31, 1994).
10.12               European Community Patent No. 0446512 relating to Method for
                    Selecting Personal Compatible Colors (incorporated by
                    reference to Exhibit 10.21 to the Company's Annual Report on
                    Form 10-KSB for the fiscal year ended December 31, 1994).
10.13               U.S. Patent No. 5,671,735 relating to Method and Apparatus for Detecting and Measuring Conditions Affecting Color
                    (incorporated by reference to Exhibit 10.13 to the Amendment to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.14               Assignment, dated October 30, 1992, between Darby Simpson
                    Macfarlane and the Company relating to the Avon litigation
                    (incorporated by reference to Exhibit 10.19 to the
                    Registration Statement).
10.15               Know-How Assignment, dated October 30, 1992, from Pink &
                    Peach Computer Corp. to the Company (incorporated by
                    reference to Exhibit 10.20 to the Registration Statement).
10.16               1992 Stock Option Plan (incorporated by reference to Exhibit
                    10.1 to the Registration Statement on form S-8 (File No.
                    333-91697).
10.17               Consulting Agreement dated January 6, 1995, between the
                    Company and Janssen-Meyers Associates, L.P. (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on
                    Form 10-KSB for the fiscal year ended December 31, 1994).
10.18               Warrant Agreement dated January 6, 1995, between the Company and Janssen-Meyers Associates, L.P. (incorporated by
                    reference to Exhibit 10.28 to the Company's Annual Report on
                    Form 10-KSB for the fiscal year ended December 31, 1994).
10.19               Warrant Agreement dated March 13, 1995, between the Company and Janssen-Meyers Associates, L.P. (incorporated by
                    reference to Exhibit 10.29 to the Company's Annual Report on
                    Form 10-KSB for the fiscal year ended December 31, 1994).
10.20**             Manufacturing Agreement, dated November 3, 1998, between the
                    Company and a third party manufacturer (incorporated by
                    reference as Exhibit 10.1 to the Form 8-K dated November 12,
                    1998).
10.21               Rights Agreement, dated January 11, 1999, between the
                    Company and Continental Stock Transfer & Trust Company
                    (incorporated by reference as Exhibit 1 to the Form 8-A
                    dated January 5, 1999).
10.22               Subscription Agreement, dated April 15, 1999; Form of 14%
                    Convertible Debentures Due April 15, 2002 (to be filed
                    supplementally).
18.1                Letter, dated April 21, 1998, from Wiss & Company, LLP
                    informing the Company that it would not stand for
                    re-election as the Company's principal accountants
                    (incorporated by reference as Exhibit 16 to the Form 8-K
                    dated April 24, 1998).
18.2                Press Release, dated May 1, 1998, announcing that the
                    Company engaged BDO Seidman LLP as the principal accountants for the Company (incorporated by reference as Exhibit 99 to the Form 8-K dated May 5, 1998).
21                  Subsidiaries of the Company (incorporated by reference to
                    Exhibit 21 to the Company's Post Effective Amendment No. 1
                    on Form SB-1 to the Registration Statement filed on January
                    11, 1994).
23+                 Consents of Independent Auditors.
27+                 Financial Data Schedule

------------------------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit.
** Confidential treatment has been requested with respect to certain information contained in this agreement.
+    Filed herewith.