Form 10-K/A
period 1998-12-31
CHROMATICS COLOR SCIENCES INTERNATIONAL INC
filed 1999-04-29
CIK 892495

================================================================================

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

           For the transition period from ________________ to _________________

           Commission file number   0-21168
                                    -------

                  CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          NEW YORK                                     13-3253392
-------------------------------                      ----------------
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                    Identification Number)

                  5 East 80th Street, New York, New York 10021
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (212) 717-6544
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

         Yes   X   No____

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

================================================================================

This amendment to the Company's Form 10-K is being filed to include Exhibit 10.22, Subscription Agreement, dated April 15, 1999; Form of 14% Convertible Debentures due April 15, 2002.

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

3.14 Certificate of Amendment to the Certificate of Incorporation of the Company dated January 8, 1999 to fix the relative rights, preferences and limitations with respect to the Class B

                         Preferred Stock of the Company, pursuant to the adoption of the Shareholders' Rights Plan.

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

10.16 1992 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 (File No. 333-51697).

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

10.21 Rights Agreement, dated January 11, 1999, between the Company and Continental Stock Transfer & Trust Company.

10.22+ Subscription Agreement, dated April 15, 1999; Form of 14% Convertible Debentures due April 15, 2002.

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

27                       Financial Data Schedule

-----------------------------------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit.

** Confidential treatment has been requested with respect to certain information contained in this agreement.

+ Incorporated by reference to Exhibits 4.1 and 4.2 to the Form 8-K dated April 15, 1999.

                                  SIGNATURES

                  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.

   By:      /s/ Darby S. Macfarlane                    Date: April 28, 1999
            ----------------------------------------
            Darby S. Macfarlane,
            Chief Executive Officer


   By:      /s/ Leslie Foglesong                       Date: April 28, 1999
            ----------------------------------------
            Leslie Foglesong,
            Treasurer
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

3.14 Certificate of Amendment to the Certificate of Incorporation of the Company dated January 8, 1999 to fix the relative rights, preferences and limitations with respect to the Class B Preferred Stock of the Company, pursuant to the adoption of the Shareholders' Rights Plan.

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

10.16                    1992 Stock Option Plan (incorporated by reference to
                         Exhibit 10.1 to the Registration Statement on Form S-8 (File No. 333-51697).

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

10.21 Rights Agreement, dated January 11, 1999, between the Company and Continental Stock Transfer & Trust Company.

10.22+ Subscription Agreement, dated April 15, 1999; Form of 14% Convertible Debentures due April 15, 2002.

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

+ Incorporated by reference to Exhibits 4.1 and 4.2 to the Form 8-K dated April 15, 1999.