Form 10-Q
period 1999-03-31
CHROMATICS COLOR SCIENCES INTERNATIONAL INC
filed 1999-05-17
CIK 892495

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1999
                                --------------
OR

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by
court. Yes     No        N/A
           ---     ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 15,477,742.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                           March 31, 1999      December 31, 1998
                                                                           --------------      -----------------
                                                                            (unaudited)            (Note 1)
ASSETS
CURRENT ASSETS:
     Cash and equivalents                                                 $    1,660,500         $   3,929,800
     Accounts receivable                                                          92,400                92,300
     Inventories                                                                 147,300               147,300
     Prepaid expenses and other assets                                            64,800                81,800
                                                                          --------------         -------------
        Total Current Assets                                                   1,965,000             4,251,200

COLORMATE(REGISTERED) UNITS                                                    2,873,800             1,820,100

PROPERTY AND EQUIPMENT, NET                                                      299,900               301,700

SOFTWARE DEVELOPMENT COSTS                                                       627,300               546,000

PATENT  COSTS                                                                    704,300               540,300

OTHER ASSETS (primarily deposits on ColorMate(Registered) units in 1998)          20,600               418,900
                                                                          --------------         -------------
                                                                          $    6,490,900         $   7,878,200
                                                                          ==============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Amounts payable to related party                                     $      293,400         $     318,900
     Accounts payable and accrued expenses:
        Attorneys and accountants                                                903,200               673,000
        Consultants                                                               67,100               146,500
        Trade                                                                    409,600               156,800
                                                                          --------------         -------------
        Total Current Liabilities                                              1,673,300             1,295,200
                                                                          --------------         -------------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CLASS A PREFERRED STOCK,
     PAR VALUE $.01 PER SHARE:
        Authorized - 1,400,000 Shares
        Issued and outstanding - 1,380,000  Shares
           at par value and redemption value                                      13,800                13,800
                                                                          --------------         -------------

SHAREHOLDERS' EQUITY:
     Undesignated Class B Preferred Stock, No Par Value:
        Authorized - 10,000,000 shares
        Issued and outstanding - None                                                 --                    --
        Common Stock, par value $.001 per share:
        Authorized - 50,000,000 shares
           Issued and outstanding - 15,477,742 (1999) and
           15,452,442 (1998) shares                                               15,500                15,400
     Capital in excess of par value                                           28,640,100            28,327,000
     Accumulated deficit                                                     (23,851,800)          (21,773,200)
                                                                          --------------         -------------
        Total Shareholders' Equity                                             4,803,800             6,569,200
                                                                          --------------         -------------
                                                                          $     6,490,90         $   7,878,200
                                                                          ==============         =============

          See accompanying notes to consolidated financial statements.

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                          ----------------------------------
                                                                              1999                  1998
                                                                          -----------           -----------
Revenues:
 Interest income                                                          $    31,000           $   120,900
 Other                                                                            100                     -
                                                                          -----------           -----------
                                                                               31,100               120,900
                                                                          -----------           -----------
COSTS AND EXPENSES:
Medical regulatory expenses                                                   233,600               521,200
Patent application costs                                                       42,900               124,300
Research and development costs                                                167,900                98,800
Compensation costs relating to options granted to consultants                 240,000               291,000
Sales, marketing and trade show costs                                         541,900                     -
General and administrative:
          Compensation - officers and employees                               175,500               204,100
          Consultants                                                          78,200                64,000
          Legal fees                                                          247,900               108,200
          Accounting fees                                                      22,500                25,300
          Rent and storage                                                     73,900                48,500
          Insurance                                                            55,500                50,100
          Travel and entertainment                                              6,700                32,000
          Repairs and maintenance                                              26,400                20,700
          Depreciation and amortization                                        26,600                25,900
          Payroll taxes                                                        14,000                20,500
          Stock administrative fees                                            10,300                32,900
          Interest                                                              6,600                 6,700
          Employee benefit plan                                                 1,700                93,200
          Public relations                                                     44,600                     -
          Promotion, printing and advertising                                   4,500                65,100
          Other                                                                88,500                59,200
                                                                          -----------           -----------
                                                                            2,109,700             1,891,700
                                                                          -----------           -----------
NET LOSS                                                                  $(2,078,600)          $(1,770,800)
                                                                          ===========           ===========

BASIC AND DILUTED LOSS PER SHARE                                          $     (0.13)          $     (0.12)
                                                                          ===========           ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                                         15,466,779            14,273,467
                                                                          ===========           ===========

          See accompanying notes to consolidated financial statements.

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (UNAUDITED)

                                                                 Common Stock
                                                      --------------------------------
                                                       Number of                               Capital in
                                                         Shares                               Excess of Par     Accumulated
                                                      Outstanding            Par Value           Value           Deficit
                                                      -----------            ---------        -----------     --------------
Balances, December 31, 1998                             15,452,442            $15,400         $28,327,000     $(21,773,200)
Three Months Ended March 31, 1999:
         Net loss                                                -                  -                   -       (2,078,600)
         Exercise of stock options and
           warrants                                         25,300                100              73,100                 -
         Compensation cost relating to
           options granted to consultants                        -                  -             240,000                 -
                                                       -----------           --------         -----------     -------------
Balances, March 31, 1999                                15,477,742            $15,500         $28,640,100     $(23,851,800)
                                                       ===========           ========         ===========     =============







          See accompanying notes to consolidated financial statements.

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    Three Months Ended March 31,
                                                                                 -----------------------------------
                                                                                      1999                  1998
                                                                                 -------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                        $  (2,078,600)         $(1,770,800)
 Adjustments to reconcile net loss to net
   cash flows from operating activities:
   Depreciation and amortization                                                        26,600               25,900
   Compensation cost relating to options granted to consultants                        240,000              291,000
   Changes in operating assets and liabilities:
         Accounts receivable                                                              (100)                   -
         Inventories                                                                         -               (1,000)
         Prepaid expenses and other assets                                              17,000              (15,800)
         Other assets                                                                   (1,700)              (3,400)
         Accounts payable and accrued expenses                                         403,600              381,400
                                                                                 -------------          -----------
                  Net cash flows from operating activities                          (1,393,200)          (1,092,700)
                                                                                 -------------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Software development costs                                                            (81,300)             (53,500)
 Capitalized patent costs                                                             (164,000)            (140,000)
 Purchases of property and equipment                                                   (24,800)             (17,100)
 Purchase of ColorMate(Registered) units and deposits thereon                         (653,700)             (49,200)
                                                                                 -------------          -----------
         Net cash flows from investing activities                                     (923,800)            (259,800)
                                                                                 -------------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock, net of related costs                           73,200            1,880,500
 Proceeds (payments) of amounts payable to related party                               (25,500)               6,600
 Payments of notes payable                                                                   -               (1,400)
                                                                                 -------------          -----------
   Net cash flows from financing activities                                             47,700            1,885,700
                                                                                 -------------          -----------

NET CHANGE IN CASH AND EQUIVALENTS                                                  (2,269,300)             533,200

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                            3,929,800            9,225,400
                                                                                 -------------          -----------

CASH AND EQUIVALENTS, END OF PERIOD                                              $   1,660,500          $ 9,758,600
                                                                                 =============          ===========

SUPPLEMENTAL CASH FLOW INFORMATION
 Interest Paid                                                                   $     32,000           $       100
                                                                                 =============          ===========



          See accompanying notes to consolidated financial statements.

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -- Basis of Presentation:

Nature of Report -- The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's Form 10-K for the fiscal year ended December 31, 1998 and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in cash flows, for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

Footnotes -- Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1998.

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

Patent Application Costs -- Patent application costs had been expensed in 1997 and previously because the Company was unable to determine the future recoverability of such costs. In the first quarter of 1998, the Company was able to determine future recoverability of such costs, due to marketing plans and potential business proposals. Accordingly, the Company began capitalizing certain patent application costs, commencing January 1, 1998, and will amortize the costs over the remaining patent lives, generally 10 to 15 years. The Company will assess the continuing carrying value of these assets when events and circumstances warrant.

Note 2 -- Commitments and Contingencies:

Business Risks -- Since its formation in 1984, the Company has been principally engaged in color science technology research and development and licensing activities, seeking mass market applications for its proprietary technology and instrumentation. The Company's business encompasses all of the risks inherent in the establishment of a new business enterprise, including a limited operating history with significant competition possessing substantially greater resources. Current and future operations also depend upon the continued employment of certain key executives, the ability to further commercialize its proprietary technology and products and the Company's ability to obtain sufficient revenues and/or outside financing.

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

On July 30, 1997, the Company was granted clearance by the FDA for commercial marketing of the ColorMate(Registered) TLc-BiliTest(Trademark) System for the non-invasive detection and monitoring of bilirubin infant jaundice in newborns by health care professionals in hospitals, pediatricians' offices or by home healthcare agencies. Since that date, the Company has had discussions with several companies interested in distributing the ColorMate(Registered) TLc-BiliTest(Trademark) System and is currently negotiating with certain of these companies to reach a definitive agreement. It is not possible at the present time to determine the impact of this development on future cash flows.

The Company anticipates incurring significant additional expenditures related to manufacturing expenses, parts order, insurance, regulatory compliance and staffing and marketing expenses for the sales division as production and distribution continues over the next year. Management expects that taking into account existing resources, including the financing in April 1999 (see Note 4), revenues, if any, from future sales of the ColorMate(Registered) units, payments, if any, received under any future distribution agreements and/or the proceeds of any additional financing, the Company will have sufficient liquidity at least until April 2000.

If the Company is able to profitably market its ColorMate(Registered) TLc-BiliTest(Trademark) System, Intellectual Properties, ColorMate(Registered) units, new cosmetics line and products, the Company would use any cash flow obtained from operations, and may seek additional debt or equity financing, to further support and expand its operations. The Company's ColorMate(Registered) System units for all applications will be marketed interchangeably, as the only difference between the different models are design, power supply improvements and software systems. There can be no assurance that the Company will not require additional funding. If the Company is not able to attract additional future financing, enter into distribution agreements generating such payments, generate significant revenue from operations and/or successfully market its products and technologies, at such point in time, it may have to significantly curtail operations.

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

Plaintiffs purport to bring the class action on behalf of all purchasers of the common stock of the Company, between July 30, 1997 and June 9, 1998, seeking damages for the alleged violation by defendants of Section 10(b) of the Securities Exchange Act of 1934, 15 U.S.C. ss.78j(b), and Rule 10b-5 promulgated thereunder, 17 C.F.R. ss.240.10b-5, and pursuant to Section 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. ss.78t(a), with respect to the individual named defendants as "controlling persons." The complaint alleges that the Company "embarked upon a scheme" to inflate the price of the Company's Common Stock by making false and misleading statements concerning: (i) the new and innovative nature of the Company's ColorMate(Registered) TLc-BiliTest(Trademark) System; (ii) the market size and revenue potential of the ColorMate(Registered) TLc-BiliTest(Trademark) System; and (iii) the existence and status of negotiations with potential distributors of the ColorMate(Registered) TLc-BiliTest(Trademark) System. The allegations of the complaint arise principally from a "report" prepared by Manuel I. Asensio of Asensio & Company, Inc. that was disseminated at the close of the putative class period.

Defendants have moved to dismiss the complaint, which motion is fully briefed and sub judice before Judge Stein. Defendants believe that the claims asserted against them are without merit and intend to vigorously defend this action. No assurance can be given that the resolution of the Action and/or future actions will not have a material adverse effect on the Company's results of operations and liquidity. The Company has directors and officers insurance which may cover a portion of the liability asserted in the Action. The Company is exploring its legal remedies in respect to what it believes to be false allegations against the Company made by short sellers of its stock; the Company expects to incur significant expenses in this regard.

Note 3 -- ColorMate(Registered) Units

ColorMate(Registered) Units -- In connection with a license with Avon Products, Inc. ("Avon"), Avon paid approximately $4,600,000 to purchase color measurement instruments and related equipment for its use during the term of the license period. Due to missing and damaged units, Avon and the Company executed mutual releases at the termination of the lease on June 24, 1991, with the principal effect that the Company received 1,947 units of which 1,400 were useable and not in need of significant repair. For accounting purposes, the $700,000 estimated fair value of the nonproprietary equipment (based upon an independent appraisal of the complete units with allowances for the lack of a verifiable used equipment market, varying usage, the need for refurbishment and similar factors) was recorded as an asset. The 1,700 useable units of nonproprietary equipment were received in the form of (i) 1,400 complete units valued at $500 per unit and (ii) 300 complete units in need of significant repair that were assigned zero value. No valuation of the proprietary portion of the units or of the additional 247 unusable units returned by Avon was performed.

Following the Food and Drug Administration ("FDA") marketing clearance in 1997, the Company has decided to use certain components from the existing ColorMate(Registered) units for use in the ColorMate(Registered) TLc-BiliTest(Trademark) System. The costs will be expensed as incurred, remaining components will not be valued and the cost currently assigned to the existing ColorMate(Registered) units ($500 per unit) will be assigned to the ColorMate(Registered) TLc-BiliTest(Trademark) System, as the current replacement cost of these components exceeds the book value of the ColorMate(Registered) units.

In connection with the Company's efforts to distribute the ColorMate(Registered) TLc-BiliTest(Trademark) System the Company commenced purchasing equipment and component parts in the second quarter of 1998 (approximately $2,100,000 in the aggregate through March 31, 1999). At this time, the Company is uncertain as to whether it will sell or lease such equipment to customers; accordingly, the cost of such items, as well as units previously obtained from Avon Products, Inc. in connection with a prior license agreement, has been classified as a non-current asset in the accompanying consolidated balance sheets.

Note 4 - Subsequent Events:

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

The outstanding principal amount of the Debentures (together with accrued interest thereon) is not convertible until after the first anniversary of the closing. At that time, the Debentures are convertible into shares of Common Stock, at the option of the holder or holders thereof, at the conversion price of $5.00. However, at any time prior to April 14, 2000, such portion of the Debentures may be converted, at the option of the holder or holders thereof, as shall result in the issuance, upon such conversion, of not more than an aggregate of 200,000 shares of Common Stock. Subject to applicable securities laws, the holder or holders of such shares, in the aggregate, may only sell not more than an aggregate of 50,000 shares of such Common Stock issued upon such conversion during any one month period ending prior to April 14, 2000. At any time after the 18 month anniversary of the closing, the Company may prepay the entire amount of the Debentures or any portion thereof for a prepayment price equal to the original principal amount of the Debentures plus all accrued and unpaid interest. At any time after the 18 month anniversary of the closing and prior to the Maturity Date, in the event the average closing bid price (as reported on the Nasdaq SmallCap Market or such other principal market or exchange on which the Common Stock is then traded) of the Company's Common Stock for any 10 consecutive trading days equals or exceeds $10.29, the Company can require conversion of the outstanding principal amount (together with accrued interest) of the Debentures into Common Stock at a conversion price of $5.00 per share. The Company filed a Form 8-K on April 30, 1999 relating to the issuance of the Debentures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following is intended to update the information contained in the Company's Form 10-K for the year ended December 31, 1998 (the "Form 10-K") and presumes that readers have access to, and will have read, Management's Discussion and Analysis contained in the Form 10-K.

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS "BELIEVE," "ANTICIPATE," "THINK," "INTEND," "PLAN," "WILL BE," "EXPECT" AND SIMILAR EXPRESSIONS IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REGARDING FUTURE EVENTS AND/OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED IN "RISK FACTORS" AT PAGES 13 TO 25, WHICH COULD CAUSE ACTUAL EVENTS OR THE ACTUAL FUTURE RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT. SUCH RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS, THE AVAILABILITY OF ANY NEEDED FINANCING, THE COMPANY'S ABILITY TO IMPLEMENT ITS BUSINESS PLAN FOR VARIOUS APPLICATIONS OF ITS TECHNOLOGIES, INCLUDING MEDICAL AND INDUSTRIAL APPLICATIONS, THE COMPANY'S ABILITY TO ENTER INTO AGREEMENTS WITH MARKETING AND DISTRIBUTION PARTNERS, THE OBTAINING AND MAINTAINING OF AND COMPLIANCE WITH ANY NECESSARY REGULATORY APPROVALS OR CLEARANCES

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

Overview

         The Company was formed in 1984 to research and develop and to commercialize certain intellectual property rights, proprietary technology and instrumentation in the field of color science (collectively, the "Intellectual Properties") for marketing to a variety of industries, including, but not limited to, the medical, dental, biological, cosmetic, hair color, beauty-aid and fashion industries. The Intellectual Properties relate to the application of color science technology to the scientific measurement and analysis of human skin, tissue, fluid, hair, teeth or biological subject, the classification of such measurements, the detection and monitoring of conditions affecting the coloration of such human skin, tissue, fluid, hair, teeth or biological subjects and the scientific classification and color-oriented organization of various consumer-sensitive products such as cosmetics, tooth enamel, hair color, hosiery, fashion, textiles, etc. The Company has incorporated certain of the Intellectual Properties into a proprietary color measurement system and software marketed for various commercial applications as the ColorMate(Registered)
System (the "ColorMate(Registered) System"). The Company has developed Intellectual Properties which it believes are capable of detecting and monitoring certain chromogenic diseases and disorders, which are defined by the Company as those which are diagnosed or monitored by the coloration of human skin, tissue or fluid being affected ("Chromogenic Diseases"). In this regard, the Company developed the ColorMate(Registered) TLc-BiliTest(Trademark) System to measure the incremental change of the yellow content of the skin color in newborns to monitor newborn bilirubinemia (infant jaundice). On July 30, 1997, the Company received U.S. Food and Drug Administration ("FDA") clearance for commercial marketing of the ColorMate(Registered) TLc-BiliTest(Trademark) System for the non-invasive monitoring of newborn bilirubinemia (infant jaundice) by health care professionals in hospitals, pediatricians' offices or by home healthcare agencies ("ColorMate(Registered) TLc-BiliTest(Trademark) System"). The Company's efforts are currently focused on successfully commercializing this medical application of its Intellectual Properties for non-invasive monitoring of newborn bilirubinemia (infant jaundice). See "Risk Factors."

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

         In 1996, the Company furthered implementation of its long-range plans to exploit certain medical applications for its technology. In this regard, the Company submitted a marketing application for its ColorMate(Registered) unit for a certain medical application with the FDA on November 14, 1996. The application, known as a premarket notification or 510(k) submission, was accepted officially for filing and review by the FDA on November 18, 1996. The application requested, and on July 30, 1997, the Company received from the FDA's Center for Devices and Radiological Health ("CDRH"), marketing clearance pursuant to a "substantial equivalence" determination order, in the form of a letter dated July 24, 1997, authorizing the Company to commercially distribute its ColorMate(Registered) TLc-BiliTest(Trademark) System for non-invasive detection and monitoring of newborn bilirubinemia (infant jaundice) by healthcare professionals. The "substantial equivalence" order states that the Company must comply with the medical device "general controls," e.g., device establishment registration, medical device listing, good manufacturing practices/ quality system regulation ("QSR"), labeling, and the statutory prohibitions against adulteration and misbranding. The order also states that the ColorMate(Registered) transcutaneous bilirubinometer is a Class II device which may be subject to additional "special controls." The Company intends to maintain compliance with any applicable "general controls" and "special controls" for purposes of commercial distribution but there can be no assurance it will be able to do so. See "Risk Factors."

         In 1998, the Company took significant steps to implement its business plan for medical applications, including expansion of the multicenter hospital studies of the ColorMate(Registered) TLc-BiliTest(Trademark) System to three new institutions, participation in a number of United States and international presentations of the ColorMate(Registered) TLc-BiliTest(Trademark) System to the medical community, and the opening of a medical marketing, sales, distribution and training support division. The Company also entered into exclusive manufacturing arrangements for the production of the ColorMate(Registered) TLc-BiliTest(Trademark) System. Following the positive response to the device from the medical community, the Company arranged for the mass manufacture of the ColorMate(Registered) TLc-BiliTest(Trademark) System, and in February 1999 began shipping the device (together with the TLc-Lensette(Trademark) disposable calibration standard) to U.S. hospitals and physicians under a limited introductory offer for an evaluation period and conducting inservicing and training of clinicians through the Company's new medical support division.

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

         The Company has incurred significant research and development and marketing expenses since inception, resulting in losses from operations since 1990 and, prior to its IPO, negative shareholders' equity. In particular, over the past two years, the Company has incurred significant FDA related expenses, research and development expenses and marketing start-up expenses relating to the ColorMate(Registered) TLc-BiliTest(Trademark) System and research and development expenses related to the ColorMate(Registered) LED Device. The Company also has not achieved significant operating revenues from marketing its Intellectual Properties, Beauty-Aid Products and ColorMate(Registered) units in the cosmetic and beauty aid industries since termination of the Avon Project in 1991, and has generated limited revenue from licensing its Intellectual Properties or the ColorMate(Registered) System in any industry other than the cosmetics, hair color, beauty aid and fashion industries. See "Risk Factors."

         Since 1990 limited revenues have been derived from licenses, leases, service contracts and Beauty-Aid Product sales to several beauty-related businesses, testing and laboratory fees from potential licensees evaluating the Company's technology, and from an exclusive licensing and lease contract with IMS Cosmetics, Inc. ("IMS"). In 1997, 1998 and the first quarter of 1999, the Company did not generate any lease, license and service contract revenues from IMS. To the extent the Company receives payments from licensees, distributors or other sources, such payments may occur at various times during the year. Accordingly, these payments have had, and payments that may be received in the future will have, a significant impact on quarter-to-quarter comparisons inasmuch as the Company has not developed stable sources of repeat revenues. From December 31, 1990 until the IPO, the Company had been primarily engaged in
(a) pursuing the Company's litigation against Avon, (b) developing and testing further applications of the Intellectual Properties and ColorMate(Registered) units, such as the clinical research studies for medical applications, and (c) obtaining additional financing to support marketing of the Company's Intellectual Properties, systems, Beauty-Aid Products and related services.

         The Company's ability to generate revenues in the future will depend on its success in marketing its Intellectual Properties, the related Chromaticity Studies capabilities, the ColorMate(Registered) TLc-BiliTest(Trademark) System, the ColorMate(Registered) units and the Beauty-Aid Products. In addition, the Company's future ability to generate revenues from its technologies and its ColorMate(Registered) units will depend on, among other things, the Company's ability to establish and maintain marketing, distribution and manufacturing arrangements with third parties. If these efforts are not successful in the future, the principal effect would be a write-down of the book value of the ColorMate(Registered) units and an impairment of the Company's ability to obtain future financing, which could result in diminution in the value of an investment in the Company. There can be no assurance the Company will be able to establish such arrangements, timely place such units or identify alternative markets. See "Risk Factors."

Recent Events

         The Company experienced a series of significant developments during the first three months of 1999, summaries of which are provided below. See also "Risk Factors" for additional information.

         The Company has agreed on definitive basic terms with two potential marketing and distribution partners for the exclusive distribution of the ColorMate(Registered) TLc-BiliTest(Trademark) System in the hospital, pediatrician and home healthcare markets. Both of these proposals include terms requiring minimum annual placements of the ColorMate(Registered) TLc-BiliTest(Trademark) System and TLc-Lensette(Trademark) calibration standards and/or charges per use. The Board is reviewing both sets of terms as well as recommendations of its advisors and the Company anticipates selecting one of these distributors shortly.

         In April 1999, the Company raised gross proceeds of $5 million from the private placement of 14% Senior Convertible Debentures due April 15, 2002, the proceeds of which the Company intends to use to support its marketing efforts and obligations under the arrangements with the marketing and distribution partner selected. The Company filed a Form 8-K on April 30, 1999 relating to the issuance of the Debentures.

         On November 3, 1998, the Company executed a renewable four-year medical device manufacturing agreement under which the contract manufacturer is the exclusive manufacturer/assembler and packager of two models of the Company's instrument for noninvasive monitoring of bilirubin infant jaundice for distribution in the United States (subject to limited volume exceptions with respect to one model of the instrument). The manufacturer also has a right of first refusal to match third-party bids to manufacture/assemble and package a third model of such instrument and a further right of first refusal to match third-party bids to manufacture/assemble and package the two models referenced above for distribution outside the United States. In this regard, subject to any failure of the manufacturer to exercise its right of first refusal to match third-party bids (thus permitting the Company to use other manufacturers), the manufacturer is the Company's sole source of supply for the instrument. Under the agreement, the Company is responsible for providing to the manufacturer, for assembly, certain component parts. During the first quarter of 1999 the Company completed its first manufacturing run under this agreement.

         During the first and second quarters of 1998, a significant "short position" built up in the Company's publicly traded common stock. In June 1998, a series of negative, and what the Company believes to be false, press reports were issued by Asensio and Company, Inc. ("Asensio") (a short-seller which publicly admitted it held a 300,000 share short position in the Company's stock) amid increased trading volume and short-selling activity in the Company's stock. The Company publicly responded to these reports, denying Asensio's allegations and providing additional support for the Company's prior public statements. The public trading price of the Company's stock decreased from 12 1/4 to 4 1/2 in the two days immediately following Asensio's reports (and decreased from a high of 17 5/8 on May 4, 1998 before such reports and increased trading activity, to 3 3/4 on June 30, 1998 and to a low of 2 15/16 on September 1, 1998). Following the release of the Asensio reports, the Company and certain of its officers were sued in federal class actions alleging violations of the securities laws based on Asensio's allegations. The Company believes the suits are without merit and intends to defend them vigorously. The Company is also exploring all of its legal remedies against those persons it believes have unlawfully harmed the Company. For the most recent legal developments regarding these class actions suits, see "Legal Proceedings."

         As a result of these actions and in order to assist the Company in connection with certain related investor relations and public relations matters, the Company retained Rubenstein Associates, Inc..

         In order to provide the ColorMate(Registered) TLc-BiliTest(Trademark) System to hospitals and physicians already placing orders, and to expedite evaluation of the product by the medical community, the Company has taken a series of significant steps to increase awareness of its products in the medical community and to initiate its own sales and servicing of the ColorMate(Registered) TLc-BiliTest(Trademark) System with United States physicians and clinicians in hospitals.

         In November 1998, the Company opened its medical division, supervised by Sheila Kempf, Vice President Medical Division. Ms. Kempf is a former Vice President - Marketing of Corometrics, a Marquette Medical Inc. company, and a former director of Marketing for Sensors and accessories of Nelcor Puritan Bennet, Inc. and has over 13 years experience in the medical marketing field. The Company also hired neonatal nurse clinical specialists to provide training to hospital staffs using the ColorMate(Registered) TLc-BiliTest(Trademark) System. The newly formed medical division provides sales and support for the ColorMate(Registered) TLc-BiliTest(Trademark) System delivered to customers in the medical community, including hospitals, pediatricians, clinics and home health care agencies, and performs delivery, training and in-servicing for customers initially generated by the Company's presentations to the medical community.

         In January 1999, the Company formed a five-person sales unit within the Medical Division led by Dennis A. McClinton, Vice President of Sales. Mr. McClinton has an 18-year background in sales of fetal and neonatal ICU monitoring products at Marquette Medical Systems and will head a staff that averages ten years experience in that field.

         In January 1999, the Company appointed Medical International, Inc. as its exclusive distributor of the ColorMate(Registered) TLc-BiliTest(Trademark) System in certain states; in February 1999, the marketing efforts of this distributor commenced.

         In March 1999, the Company received ISO-9001 and EN46001 certifications, signifying that the Company's New York facility meets important international quality standards for product design and development, manufacturing, servicing and distribution. In early April, the Company also was granted permission by the European Union (EU) notified body, TUV Essen, to affix the CE Mark to its ColorMate(Registered) TLc-BiliTest(Trademark) System.

Results of Operations

         The Company incurred net losses of $2,078,600 and $1,770,800 for the three-month periods ended March 31, 1999 and 1998, respectively, as revenues, consisting almost entirely of interest income, have not been significant relative to the Company's expenses incurred in implementing its business plan. Loss per share increased by $0.01 in the 1999 period compared to the 1998 period, and the 1999 period was favorably impacted by an increase of 1,193,312 weighted average number of shares outstanding attributable to the exercise of options and Warrants. The dollar increase in such losses in the 1999 period as compared to the 1998 period is primarily attributable to the Company continuing implementation of its long-range business plan to seek commercial applications of its Intellectual Properties and technologies in the medical field including an increase in costs and expenses regarding sales, marketing and trade show costs, consultants' compensation, legal expenses incurred in respect of the Company's negotiations with its potential distribution partners, research and development costs legal consulting and other related expenses regarding regulatory compliance with respect to manufacturing and distribution of its ColorMate(Registered) TLc-BiliTest(Trademark) System, and public relations.

         Although the Company anticipates that the future expenses regarding FDA application costs and related patent application costs should be significantly less than amounts incurred prior to receipt of the initial FDA marketing clearance, the Company will continue to incur significant additional costs and expenses in connection with FDA manufacturing and other regulations, state regulatory requirements and foreign market clearances and other requirements. Additional expenses are anticipated in connection with certain international multicenter studies being conducted on the ColorMate(Registered) TLc-BiliTest(Trademark) System. In addition, the Company expects to incur significant expenses relating to manufacturing expenses, products liability insurance, legal and regulatory compliance, including QSR/GMP quality system substantial compliance, as well as research and development for new potential applications, and implementation of the next phase of its efforts to successfully commercialize the medical application of its technology. The Company also anticipates significantly higher compensation expenses in connection with increased hiring to staff its medical division. See "Liquidity and Capital Resources," below. The Company will also incur additional expenses implementing additional testing and clinical trials of its technologies for the possible monitoring of other chromogenic diseases. Further, the Company anticipates significantly higher legal expenses in connection with its defense of certain class action suits that have been brought against the Company and as the Company explores all of its potential legal remedies.

         In the first quarter of 1999, the Company focused its resources on implementation of its long-range business plan for medical applications of its technologies and received no revenues from operations. Shipments of the ColorMate(Registered) TLc-BiliTest(Trademark) Systems and TLc-Lensette(Trademark) calibration standards products commenced in the first quarter of 1999 to customers under a Limited Introductory Offer and revenues will be recognized subsequent to the first quarter.

         Other than payments received under any potential distribution agreement, if any, the Company anticipates that it will continue to incur substantial and increasing net losses for the foreseeable future as increased expenses are incurred in implementing its long-range business plan for medical applications of its technologies and as revenues from the Company's existing activities in the cosmetics, beauty aid and fashion areas are anticipated to continue to be insignificant relative to its anticipated expenses in the foreseeable future.
                                       12

Liquidity and Capital Resources

         Current assets decreased by $2,286,200 in the first quarter of 1999 as compared to fiscal 1998, primarily attributable to the net loss incurred in the quarter and additional purchases of ColorMate(Registered) units.

         As indicated in the Company's Statements of Cash Flows, the Company continued to experience significant negative net cash flows from operating and investing activities in the first three months of 1999. The 1999 increase in cash outflows from operating activities is primarily attributable to the increase in the Company's net loss, and cash used for investing activities in 1999 of $923,800 was primarily attributed to purchases of ColorMate(Registered) units. Cash flows from financing activities during the 1999 period principally represent $73,200 from the issuance of Common Stock (net of related costs). Cash flows from financing activities in the 1998 quarter principally represent $1,880,500 issuance of Common Stock (net of related costs).

         Although the Company anticipates that penetration of the medical marketplace will be through establishing relationships with specialized distributors, rather than through a direct sales force, the Company has established a medical division to support its own efforts to initially market and distribute the ColorMate(Registered) TLc-BiliTest(Trademark) System, and to support training, technical and marketing efforts once the Company enters into distribution agreements. See "Recent Events" and "Risk Factors." Management believes that if its proposed marketing plans for nonmedical applications of its technology are successful, then it will generate revenues from fees from the licensing of the Intellectual Properties and leasing of the ColorMate(Registered) units, consulting fees, and sales of cosmetics, although there can be no prediction or assurance as to which, or whether any, of these potential revenue sources will be successful. In fiscal 1998 and 1999, to date, such licensing, leasing and sales yielded limited revenue, primarily because the Company devoted its resources to the commercialization of its technologies for medical application and because the Company's new cosmetics line was not yet available.

         The Company anticipates incurring significant additional expenditures related to manufacturing expenses, parts order, insurance, regulatory compliance and staffing and marketing expenses for the sales division as production and distribution continues. Further, the Company anticipates significantly higher legal expenses in connection with its defense of certain class action suits that have been brought against the Company and as the Company explores all of its potential legal remedies. Management expects that taking into account existing resources, revenues, if any, from future sales of the ColorMate(Registered) units, payments, if any, received under distribution agreements and/or the proceeds of the Debentures and any additional financing, the Company will have sufficient liquidity at least until April 1, 2000, although there can be no assurance of such result.

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

Risk Factors

         Limited Operating History. The Company has a limited operating history upon which its prospects can be evaluated. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. Until 1986, the Company was principally engaged in research and development relating to the Intellectual Properties, ColorMate(Registered) units and the Company's Beauty-Aid Products. From early 1986 through October 1987, the Company was engaged in limited test-marketing of certain of the Intellectual Properties and Beauty-Aid Products through its former licensees. From October 1987 until June 1991, the Company was principally engaged in the Avon Project. Since 1991, the Company has been engaged in the research and development of its ColorMate(Registered) TLc-BiliTest(Trademark) System for the monitoring of newborn bilirubinemia (infant jaundice), the development of prototypes of additional versions of the ColorMate(Registered) unit and the refinement of its technologies for other applications. From October 1990 to date, the Company has not generated any material revenues and there can be no assurance it will be able to do so in the future. The Company's business is subject to the risks inherent in the development of new products using new technologies and approaches, many of which are beyond the Company's control, such as unanticipated development, manufacturing and regulatory delays and expenses. There can be no assurance that unforeseen problems will not develop with these technologies or applications, that the Company will be able to successfully address technological challenges it encounters in its research and development program or that commercially feasible products will ultimately be successfully developed and marketed by the Company.

         Operating Losses. The Company has incurred significant losses from operations for the year ended December 31, 1998 and the three months ended March 31, 1999, $7,284,800 and $2,078,600 respectively, as well as in prior periods. As of March 31, 1999, the Company had an accumulated deficit of $23,851,800. The Company anticipates incurring substantially increased operating expenses as it attempts to expand its marketing and sales activity, incurs manufacturing expenses for the ColorMate(Registered) TLc-BiliTest(Trademark) System and otherwise continues to implement its business plan, including for the medical application involving the monitoring of newborn bilirubinemia (infant jaundice). There can be no assurance the Company will not continue to incur such losses or will ever generate revenues at levels sufficient to support profitable operations.

         Although the Company anticipates that the future expenses regarding FDA application costs and related patent application costs should be significantly less than amounts incurred prior to receipt of the initial FDA marketing clearance, the Company will continue to incur significant additional costs and expenses in connection with FDA manufacturing and other regulations, state regulatory requirements and foreign market clearances and other requirements. Additional expenses are anticipated in connection with certain international multicenter studies being conducted on the ColorMate(Registered) TLc-BiliTest(Trademark) System. In addition, the Company expects to incur significant expenses relating to manufacturing expenses, products liability insurance, legal and regulatory compliance, including QSR/GMP quality system substantial compliance, as well as research and development for new potential applications, and implementation of the next phase of its efforts to successfully commercialize the medical application of its technology. The Company also anticipates significantly higher compensation expenses in connection with increased hiring to staff its medical division. See "Liquidity and Capital Resources." The Company will also incur additional expenses implementing additional testing and clinical trials of its technologies for the possible monitoring of other chromogenic diseases. Further, the Company anticipates significantly higher legal expenses in connection with its defense of certain class action suits that have been brought against the Company and as the Company explores all of its potential legal remedies. See "Legal Proceedings."

         Need for Additional Financing; Cessation of Operations. The Company has limited resources and has not been able to finance its activities with cash flow from operations since fiscal 1989. There can be no assurance that proceeds from the Debentures or remaining proceeds from the previous exercise of its Placement Agent Warrants and Warrants, together with sales revenues, if any, future distributor payments, if any, and/or additional financing, if any, will be sufficient to fund operations until April 2000, that sufficient sales levels, if any, will be achieved thereafter to fund operations or that the Company will not incur additional unanticipated expenses. In this regard, if the Company is unable to successfully market its Intellectual Properties, ColorMate(Registered) units and Beauty-Aid Products, and in particular, its ColorMate(Registered) TLc-BiliTest(Trademark) System for monitoring of newborn bilirubinemia (infant jaundice), it is extremely doubtful it will be able to obtain additional future financing and, at such point, may have to curtail or cease operations. The Company's continued operation will depend on the successful marketing of the ColorMate(Registered) unit, its ability to obtain significant commercial sales of the Beauty-Aid Products and/or licensing and leasing fees from its Intellectual Properties and the ColorMate(Registered) units, and the availability of future financing. The Company expects that, in addition to the Debentures, further financing will be required to successfully commercialize the ColorMate(Registered) TLc-BiliTest(Trademark) System and any additional medical application of its technologies. There can be no assurance that the Company will be able to obtain additional financing, such commercial sales or fees, in which case the Company's operations would be materially adversely affected and it may be forced to significantly curtail and/or cease operations.

         Default under the Debentures. Following the occurrence of any Event of Default under the Debentures or at any time thereafter (see "Recent Events") which is not waived by the Debenture holders, the holders may accelerate the maturity of the Debentures, whereupon all principal and interest thereunder shall be immediately due and payable. In the event the Company becomes obligated to effect such payment, and does not have sufficient funds to make such payment, the Company may be forced to cease operations and seek protection from its liabilities under applicable bankruptcy laws.

         No Assurance of Successful Commercialization of ColorMate(Registered) TLc-BiliTest(Trademark) System. The Company's current ability to generate revenues and to achieve profitability and positive cash flow in the immediate future substantially will depend on the successful introduction of the medical application of its technology to monitor newborn bilirubinemia (infant jaundice). Although the Company is aware that studies have been conducted on non-invasive transcutaneous bilirubinometer devices other than the ColorMate(Registered) TLc-BiliTest(Trademark) System and that some of these devices have received FDA marketing clearance, the Company believes the ability of the ColorMate(Registered) TLc-BiliTest(Trademark) System to accurately provide an estimate of serum bilirubin levels in babies over a wide range of gestation, in babies of all racial categories and in babies receiving phototherapy, distinguishes it from the other existing non-invasive bilirubinometers with FDA clearance for commercial marketing. While the Company believes the non-invasive nature of its ColorMate(Registered) TLc-BiliTest(Trademark) System for monitoring newborn bilirubinemia (infant jaundice) provides benefits to patients, no assurance can be given that the medical community will accept and support the Company's medical device. There is no assurance that the Company's ColorMate(Registered) Device for newborn bilirubinemia (infant jaundice), or other future medical applications of the Company's technology will be capable of being produced in commercial quantities at acceptable costs. There can be no assurance that the existing medical applications for monitoring newborn bilirubinemia (infant jaundice), or for future applications even if all regulatory and reimbursement approvals are obtained, will be successfully marketed or achieve any significant degree of market acceptance among physicians, health care payors and others. The medical community generally has had limited exposure to the Company and its proposed medical application. Because the medical community is generally relatively slow to adopt new technologies, procedures or devices, the Company might be unable to gain access to potential customers to demonstrate the operation and efficacy of its Intellectual Properties in the medical field. Even if the Company gains access to sufficient potential customers, no assurance can be given that members of the medical community will perceive a need for or accept the Company's proposed medical application.

         Physicians and other health care professionals will not recommend or use the ColorMate(Registered) TLc-BiliTest(Trademark) System unless they determine, based on experience, clinical data, relative cost, and other factors, that the ColorMate(Registered) TLc-BiliTest(Trademark) System is an attractive alternative to reducing the current traumatic blood tests that have a long history of safe and effective use. The Company has begun conducting additional independent studies in order to achieve acceptance in the medical community.
The Company believes that recommendations by physicians and clinicians will be essential for the market acceptance of these products, but there can be no assurance that any such recommendations will be obtained. To the extent the Company is able to market and distribute its ColorMate(Registered) TLc-BiliTest(Trademark) System, broad market acceptance of the Company's device will require the training of numerous physicians and clinicians, and the time required to complete such training could result in a delay of successful commercial distribution to the medical market. Moreover, obtaining and maintaining health care payors' approval of reimbursement for the Company's products, and the level of reimbursement made available, will be an important factor in establishing pricing, structure and market acceptance. In addition, purchase decisions for the device will be greatly influenced by health care administrators who are subject to increasing pressures to reduce costs. Some purchasers, such as hospitals, pediatrician's offices and home health care facilities, also might be reluctant to purchase products from a company that has not demonstrated the ability to satisfy ongoing delivery requirements. In addition, hospitals, clinics and pediatricians may be unwilling or unable to commit funds to the purchase of the Company's ColorMate(Registered) TLc-BiliTest(Trademark) System due to institutional budgetary constraints.

         User acceptance of these products will depend on many factors, including physician recommendations, the degree, rate and severity of potential complications, the cost and benefits compared to competing products or alternative medical treatments, available reimbursement and other considerations. In addition, the Company's pricing policies could adversely impact market acceptance of these products as compared to competing products and alternative treatments. If any of the Company's marketing or development programs are not successfully completed, required regulatory approvals or clearances are not maintained, or products for which approvals or clearances are obtained (such as the ColorMate(Registered) TLc-BiliTest(Trademark) System) are not commercially successful, the Company's business, financial condition and results of operations would be materially adversely affected. There can be no assurance that the Company will be able to successfully address any problems that may arise during the commercialization process of its ColorMate(Registered) TLc-BiliTest(Trademark) System.

         Early Stage of Development of Other Potential Medical Applications. Although the Company has received FDA clearance to commercially market its ColorMate(Registered) TLc-BiliTest(Trademark) System as described above, has conducted early stage research and commenced initial clinical studies with respect to certain other Chromogenic Diseases identified by the Company, the Company's clinical and research development programs for other medical applications of its technology are at a very preliminary stage and substantial additional research and development and further clinical trials will be necessary before commercial versions of any additional proposed products are submitted for FDA marketing clearance and produced for other such medical applications. The Company could encounter unforeseen problems in the development of such other products such as delays in conducting clinical trials, delays in the supply of key components or delays in overcoming technical hurdles. There can be no assurance that the Company will be able to successfully address the problems that may arise during the development/commercialization process. In addition, there can be no assurance that any of the Company's proposed products for any such other medical application will be successfully developed, proven safe and efficacious in clinical trials or meet applicable regulatory standards and requirements.

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

         Dependence on Marketing and Distribution Arrangements with Third Parties. The Company has established a medical division to support its own and third party initial marketing efforts and has entered into a separate third party manufacturing agreement for the ColorMate(Registered) TLc-BiliTest(Trademark) System. The Company's business strategy for the commercialization of its medical products depends upon the Company's ability to selectively enter into and maintain arrangements with leading marketing and distribution companies in the medical field. There can be no assurance that the Company will be able to do so. Any revenues to be received by the Company from its ColorMate(Registered) TLc-BiliTest(Trademark) System will be dependent on arrangements with third parties for marketing, distribution and sales of the products. The obligation of any potential third party to fund or undertake the marketing, distribution and/or sale of the product covered by any arrangements with the Company may be dependent upon the satisfaction of certain goals or "milestones" by certain specified dates, some of which are outside the Company's control. To the extent that the obligations of any third party to fund or undertake the foregoing activities are not contingent upon the satisfaction of certain goals or milestones, a third party may retain a significant degree of discretion regarding the timing of these activities and the amount and quality of financial, personnel and other resources that they devote to these activities. Furthermore, there can be no assurance that disputes will not arise between the Company and any third party regarding their respective rights and obligations under the arrangements. Finally, there can be no assurance that a third party will not be unable, due to financial, regulatory or other reasons, to satisfy its obligations under its collaborative arrangement with the Company or will not intentionally or unintentionally breach its obligations under the arrangement.

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

         Dependence on Medical Device Manufacturer. The Company does not itself manufacture the ColorMate(Registered) units, the ColorMate(Registered) TLc-BiliTest(Trademark) System or the Beauty-Aid Products, and in the past has been wholly dependent on third-party OEMs of parts, assemblers, cosmetics suppliers and textile suppliers. The Company may encounter various problems in establishing and maintaining manufacturing relationships and/or operations, resulting in inefficiencies and delays. Specifically, companies often encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel. In addition, the manufacturing facilities retained by the Company to manufacture its ColorMate(Registered) products for medical applications are subject to FDA QSR requirements and other regulatory requirements, international quality standards (such as ISO 9001/EN46001) and other regulatory requirements. Currently, the Company is dependent on the sole source manufacturer of the ColorMate(Registered) TLc-BiliTest(Trademark) System under the existing exclusivity arrangements. The Company will have to maintain relationships with such manufacturer and third party suppliers of component parts for the production of its devices. There can be no assurance the Company will be able to maintain its relationships with its current manufacturer, or will be able to maintain arrangements with the other parts suppliers or assemblers on terms satisfactory to the Company. Although the Company believes that a number of manufacturers are capable of manufacturing and assembling the ColorMate(Registered) TLc-BiliTest(Trademark) System, any change in manufacturers, or the retention of additional subcontractors, could result in additional costs and delays. Difficulties encountered by the Company in subcontracting to third-party manufacturers, scaling up production or failure by the Company to utilize manufacturing facilities in substantial compliance with FDA requirements, international quality standards or other regulatory requirements, could result in a delay or termination of production or regulatory enforcement action, which could have a material adverse effect on the Company's business, financial condition and results of operations.

         In connection with manufacturing of the ColorMate(Registered) units, the Company could be required to make significant advance payments, obtain letters of credit, cause potential customers or licensees to advance funds under their agreements entered into with the Company or otherwise secure its payment obligations to third-party manufacturers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Although the Company's existing manufacturing agreement for the ColorMate(Registered) TLc-BiliTest(Trademark) System does not require such obligations, there can be no assurance the Company will be able to maintain the existing relationship, or that the Company will be able to enter into replacement agreements that do not provide for such obligations and are otherwise on acceptable terms. There can be no assurance the Company will be able to secure its payment obligations itself or by having customers and/or licensees advance funds, or otherwise be able to manufacture the ColorMate(Registered) units or obtain further manufacture of the ColorMate(Registered) units or its products.

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

         Lack of Market Penetration in Other Industries. The Company has not yet achieved commercial market penetration in any industry, and there can be no assurance the Company will be able to do so in the future. The Company has not achieved significant levels of cosmetics sales from its ColorMate(Registered) unit locations, and expects based on the deminimus cosmetics sales levels achieved per location to date, that it will have to greatly increase the number of ColorMate(Registered) unit installations to achieve significant levels of cosmetics sale revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company also believes, based on its operating history since February 1993, that obtaining such increased cosmetic sales revenue will take significantly longer to achieve than was originally anticipated. At March 31, 1999, most of the inventory of the Company's cosmetics products was in excess of requirements based on the level of sales. After giving effect to the $100,000 write off in 1996 and the $75,000 write off in 1997, management believes no further significant loss will be incurred on the disposition of inventory. No estimate can be made of a range of amounts of loss that are reasonably possible should the Company's expectations not be met. There can be no assurance that no such loss will be incurred upon the disposition of inventory. In order to implement its marketing plans in the United States and abroad, including in industries in which the Company does not have prior experience, the Company will have to develop additional marketing skills and incur significant expenses on sales and marketing activities, including hiring finders, new personnel and consultants, and entering into arrangements with retailers and distribution companies having a regional or national presence. There can be no assurance the Company's marketing plan will be successful.

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

         Plaintiffs purport to bring the Action on behalf of all purchasers of the common stock of the Company, between July 30, 1997 and June 9, 1998, seeking damages for the alleged violation by defendants of Section 10(b) of the Securities Exchange Act of 1934, 15 U.S.C. ss.78j(b), and Rule 10b-5 promulgated thereunder, 17 C.F.R. ss.240.10b-5, and pursuant to Section 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. ss.78t(a), with respect to the individual named defendants as "controlling persons." The complaint alleges that the Company "embarked upon a scheme" to inflate the price of the Company's Common Stock by making false and misleading statements concerning: (i) the new and innovative nature of the Company's ColorMate(Registered) TLc-BiliTest(Trademark) System; (ii) the market size and revenue potential of the ColorMate(Registered) TLc-BiliTest(Trademark) System; and (iii) the existence and status of negotiations with potential distributors of the ColorMate(Registered) TLc-BiliTest(Trademark) System. The allegations of the complaint arise principally from a "report" prepared by Manuel I. Asensio of Asensio & Company, Inc. that was disseminated at the close of the putative class period.

         Defendants have moved to dismiss the Action which motion is fully briefed and sub judice before Judge Stein. Defendants believe that the claims asserted against them are without merit and intend to vigorously defend the Action. No assurance can be given that the resolution of the Action and/or future actions will not have a material adverse effect on the Company's results of operations and liquidity. The Company has directors and officers insurance which may cover a portion of the liability asserted in the Action. The Company is exploring its legal remedies in respect of what it believes to be false allegations against the Company made by short sellers of its stock; the Company expects to incur significant expenses in this regard.

         Potential International Operations. The Company believes that sales of products to customers outside of the United States represents a significant potential source of growth. Following compliance with applicable foreign regulatory requirements, the Company expects to market its medical products internationally through affiliates and distributors. The primary targeted markets for the Company's products outside the United States are Western Europe, Canada, Asia, South Africa and South America. The Company also intends to contract with a number of foreign manufacturers to provide certain of its sourcing needs for its medical device, although there can be no assurance it will be able to do so. To market its ColorMate(Registered) TLc-BiliTest(Trademark) System in the European Union, the Company sought ISO-9001/EN46001 certification and the right to affix the CE mark. ISO-9001/EN46001 certification recognizes that the Company has established a quality system for the design, development, manufacturing, servicing and distribution of its medical device. The CE mark is a symbol of quality and compliance with applicable European Union medical device directives. In March 1999, the Company received ISO-9001/EN46001 certification and passed a product inspection in February 1999 for purposes of receiving the right to affix the CE mark to the specific inspected product. In April 1999, the Company received certification from the appropriate European authority to allow release of the inspected product for European Union distribution and received the right to self-certify the product, without the need for third party specific product inspection and certification, for purposes of affixing the CE mark for European Union distribution. There can be no assurance the Company will maintain the right to self-certify future products, which in such case would have a material adverse effect on the Company's plan for European Union distribution.

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

         Now that the Company has developed its own marketing and sales capabilities, it will compete with other companies that have experienced and well-funded marketing and sales operations. In addition, the Company's ColorMate(Registered) TLc-BiliTest(Trademark) System, as well as any future medical applications marketed by the Company, will compete with existing devices, technologies and methods in achieving acceptance in the medical community and in attracting support from independent medical device distribution organizations which sell medical equipment to the anticipated target market (i.e., hospitals, pediatrician's offices and home health care services).

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

         Failure to Obtain and Maintain Third-Party Reimbursement. In the United States and elsewhere, sales of medical products and their use are dependent, in part, on the ability of consumers of these products to obtain reimbursement for all or a portion of their cost from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. If the Company brings its ColorMate(Registered) TLc-BiliTest(Trademark) System or other future products to market, there can no assurance that such products will be considered cost effective and that reimbursement to the consumer will be or continue to be available, or sufficient to allow the Company to sell its medical device products on a competitive basis. Moreover, obtaining and maintaining health care payors' approval of reimbursement for the Company's products or their use, and the level of reimbursement made available, will be an important factor in establishing pricing, structure and market acceptance. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third-party health care payors. Furthermore, the Company could be adversely affected by changes in reimbursement policies of governmental or private health care payors.

         American Medical Association ("AMA") CPT codes are generally used to facilitate the processing of insurance reimbursement claims and to provide a simplified reporting procedure. However, assignment of a code does not assure that the insurer will provide reimbursement or that the AMA endorses the medical procedure at issue. In March 1998, the Company was assigned AMA CPT Code 82250 for processing claims for use of the ColorMate(Registered) TLc-BiliTest(Trademark) System. The same code is assigned for the reimbursement of laboratory blood tests currently used to monitor newborn bilirubinemia (infant jaundice). Subsequently, the AMA informed the Company that CPT Code 84999 ("Unlisted Chemistry Procedure"), not Code 82250, was the assigned code. However, the AMA indicated that it was reviewing coding in this area generally. The Company believes the original Code 82250 is correct and will continue its efforts to have the AMA reassign this code, or apply for a new code. There can be no assurance that the Company will be reassigned the original CPT Code 82250. Claims for reimbursement under CPT Code 84999 may not be as easily processed for reimbursement as claims made under CPT Code 82250.

         Since receiving FDA marketing clearance in the United States, the Company has undertaken the procedures to obtain required international regulatory clearances for its monitoring technology for newborn bilirubinemia (infant jaundice). Market acceptance of the Company's products in international markets will be dependent in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country and include both government sponsored health care and private insurance. Although the Company intends to seek international reimbursement approvals, there can be no assurance that such approvals will be obtained in a timely manner, if at all. Failure to obtain and maintain third-party reimbursement coverage for use of the ColorMate(Registered) TLc-BiliTest(Trademark) System will have a material adverse effect on the Company's ability to commercialize its technology for medical applications.

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

         Although the Company has received FDA marketing clearance of its ColorMate(Registered) TLc-BiliTest(Trademark) System pursuant to a "substantial equivalence" determination order, in the form of a letter dated July 24, 1997 from the FDA's CDRH, authorizing the Company to commercially distribute its ColorMate(Registered) TLc-BiliTest(Trademark) System for monitoring newborn bilirubinemia (infant jaundice) by healthcare professionals in the United States, the Company also must comply with the other applicable statutes and applicable rules and regulations promulgated by the FDA, in order to legally market the device. The "substantial equivalence" order states that the Company must comply with the medical device general controls, e.g., device establishment registration, medical device listing, good manufacturing practices (QSR requirements), medical device reporting, labeling, and the statutory prohibitions against adulteration and misbranding. The order also states that the ColorMate(Registered) TLc-BiliTest(Trademark) System is a Class II device which may be subject to additional special controls.

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

         In order for the Company to market its products in Europe and certain other foreign jurisdictions, the Company and its distributors and agents must maintain required regulatory registrations or approvals and otherwise comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. Specifically, certain foreign regulatory bodies have adopted various regulations, among other things, governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country. To market its ColorMate(Registered) TLc-BiliTest(Trademark) System in the European Union, the Company sought ISO-9001/EN46001 certification and the right to affix the CE mark. ISO-9001/EN46001 certification recognizes that the Company has established a quality system for the design, development, manufacturing, servicing and distribution of its medical device. The CE mark is a symbol of quality and compliance with applicable European Union medical device directives. In March 1999, the Company received ISO-9001/EN46001 certification and passed a specific product inspection in February 1999 for purposes of receiving the right to affix the CE mark to the specific inspected product. In April 1999, the Company received certification from the appropriate European authority to allow release of the inspected product for European Union distribution and received the right to self-certify the product, without the need for third party specific product inspection and certification, for purposes of affixing the CE mark for European Union distribution. There can be no assurance the Company will maintain the right to self-certify future products, which in such case would have a material adverse effect on the Company's plan for European Union distribution. Failure to maintain ISO-9001/EN46001 certification, CE mark rights or other foreign regulatory approvals for the Company's medical products would prevent the Company from marketing its medical products abroad, which would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will obtain any other required regulatory registrations or approval in such countries or that it will not be required to incur significant costs in obtaining or maintaining such regulatory registrations or approvals. Delays in obtaining any registrations or approvals required to market the Company's products, failure to receive these registrations or approvals, or future loss of previously obtained registration or approvals could have a material adverse effect on the Company's business, financial condition and results of operations. The Company may rely on its third-party foreign distributors to comply with certain foreign regulatory requirements. The inability or failure of the Company or such foreign distributors to comply with varying foreign regulations or the imposition of new regulations could restrict the sale of the Company's products internationally and thereby adversely affect the Company's business, financial condition and results of operations.

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

         Product Liability and Malpractice. The medical products industry is subject to substantial product liability litigation, and the Company faces an inherent business risk of exposure to product liability claims in the event that the use of its products is alleged to have resulted in adverse effects to a patient or product user. Any such claims could have a material adverse effect on the Company, including on market acceptance of its ColorMate(Registered) TLc-BiliTest(Trademark) System. As the ColorMate(Registered) TLc-BiliTest(Trademark) System enters commercial use, the Company will be in a field where it may become subject to product liability claims by patients and/or users and might become a defendant in product liability and/or malpractice litigation. Although the Company has product liability insurance, it does not have malpractice insurance for such applications. There can be no assurance that it will be able to maintain such product liability insurance or that such insurance would be sufficient to protect the Company against any such liabilities.

         The Company maintains its own product liability insurance with respect to cosmetic and beauty aid applications. There can be no assurance that such insurance will be adequate to protect the Company from claims that may be brought against it by users of the ColorMate(Registered) units or its Beauty-Aid Products.

         The Company has not established, and the Company does not intend to establish, any reserves against any of the foregoing liabilities. In the event of an uninsured or inadequately insured product liability or malpractice claim in the future based on the performance of the Company's Colormate(Registered) TLc-BiliTest(Trademark) System, its ColorMate(Registered) units or Beauty-Aid Products, the Company's business and financial condition could be materially adversely affected and the Company could be forced to cease operations.

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

         Control; Dependence on Management. Darby Simpson Macfarlane, Chief Executive Officer of the Company, owns shares of Common Stock and Series A preferred stock, par value $0.001 per share (the "Preferred Stock") aggregating 2,991,896 (excluding currently exercisable stock options) of the shares eligible to vote on matters presented to the shareholders, which amount is sufficient to permit her to significantly influence the election of directors or to approve any matter submitted to a vote of shareholders, and otherwise be in control of the Company. The Company is dependent primarily on the services of Darby Simpson Macfarlane and David Kenneth Macfarlane, Vice President, Research and Development. The loss of either of their services could have a material adverse effect on the Company. Although the Company has purchased key-man life insurance policies in the amounts of $1,000,000 on the lives of each of Mrs. and Mr. Macfarlane, there can be no assurance that the proceeds from such policies would enable the Company to retain suitable replacements for them.

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

         Plaintiffs purport to bring the Action on behalf of all purchasers of the common stock of the Company, between July 30, 1997 and June 9, 1998, seeking damages for the alleged violation by defendants of Section 10(b) of the Securities Exchange Act of 1934, 15 U.S.C. ss.78j(b), and Rule 10b-5 promulgated thereunder, 17 C.F.R. ss.240.10b-5, and pursuant to Section 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. ss.78t(a), with respect to the individual named defendants as "controlling persons." The complaint alleges that the Company "embarked upon a scheme" to inflate the price of the Company's Common Stock by making false and misleading statements concerning: (i) the new and innovative nature of the Company's ColorMate(Registered) TLc-BiliTest(Trademark) System; (ii) the market size and revenue potential of the ColorMate(Registered) TLc-BiliTest(Trademark) System; and (iii) the existence and status of negotiations with potential distributors of the ColorMate(Registered) TLc-BiliTest(Trademark) System. The allegations of the complaint arise principally from a "report" prepared by Manuel I. Asensio of Asensio & Company, Inc. that was disseminated at the close of the putative class period.

         Defendants have moved to dismiss the Action which motion is fully briefed and sub judice before Judge Stein. Defendants believe that the claims asserted against them are without merit and intend to vigorously defend the Action. No assurance can be given that the resolution of the Action and/or future actions will not have a material adverse effect on the Company's results of operations and liquidity. The Company has directors and officers insurance which may cover a portion of the liability asserted in the Action. The Company is exploring its legal remedies in respect to what it believes to be false allegations against the Company made by short sellers of its stock; the Company expects to incur significant expenses in this regard.


Item 2. Changes in Securities and Use of Proceeds.

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

        (a)      27 - Financial Data Schedule.

        (b)      Reports on Form 8-K.

                 None.


           ---------------------------------------------------------


                                 EXHIBIT INDEX A

Exhibit No.              Document                                           Page
-----------              --------                                           ----
27                       Financial Data Schedule                              28

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.




Date: May 17, 1999                           /s/ Darby S. Macfarlane
                                             --------------------------------
                                             Darby S. Macfarlane
                                             Chief Executive Officer

Date: May 17, 1999                           /s/ Leslie Foglesong
                                             --------------------------------
                                             Leslie Foglesong
                                             Treasurer and Chief Financial
                                             and Principal Accounting Officer