Form 10-Q
period 1999-06-30
CHROMATICS COLOR SCIENCES INTERNATIONAL INC
filed 1999-08-23
CIK 892495

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-Q

         (Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1999

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________  to  _________________

                         Commission file number 0-21168
                                               --------

                  CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.
   ---------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         NEW YORK                                         13-3253392
   ---------------------------------------------------------------------------
 (State or Other Jurisdiction of                (I.R.S. Employer Identification
  Incorporation or Organization)                           Number)

                  5 East 80th Street, New York, New York 10021
   ---------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 717-6544
   ---------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


   ---------------------------------------------------------------------------
                 (Former Name, Former Address and Former Fiscal
                      Year, if Changed Since Last Report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by
court. Yes    No    N/A
          ---   ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 15,520,128

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements



          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                     June 30, 1999  December 31, 1998
                                                                     -------------  -----------------
                                                                       Unaudited        (Note 1)

                                     ASSETS

CURRENT ASSETS:
      Cash and equivalents                                            $  7,862,400    $  3,929,800
      Accounts receivable                                                   92,400          92,300
      Inventories                                                        2,486,500         147,300
      Prepaid expenses and other assets                                    262,200          81,800
                                                                      ------------    ------------
           Total Current Assets                                         10,703,500       4,251,200

COLORMATE(Registered) UNITS                                                   --         1,820,100
PROPERTY AND EQUIPMENT, NET                                                331,400         301,700
SOFTWARE DEVELOPMENT COSTS                                                 627,300         546,000
PATENT COSTS                                                               831,500         540,300
OTHER ASSETS                                                               679,300         418,900
                                                                      ------------    ------------
                                                                      $ 13,173,000    $  7,878,200
                                                                      ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Amounts payable to related party                                $    300,000    $    318,900
      Accounts payable and accrued expenses:
           Attorneys and accountants                                     1,040,700         673,000
           Consultants                                                      59,000         146,500
           Trade                                                           146,400         156,800
                                                                      ------------    ------------
                Total Current Liabilities                                1,546,100       1,295,200
                                                                      ------------    ------------

LONG TERM DEBT:
      Accrued interest on senior convertible debentures                    145,800            --
      Senior convertible debentures                                      2,735,800            --
                                                                      ------------    ------------
                                                                         2,881,600            --
                                                                      ------------    ------------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
      Class A, Par Value $.01 per share:
           Authorized - 1,400,000 shares
           Issued and outstanding - 1,380,000 shares
                at par value and redemption value                           13,800          13,800
      Class B, Series 2  Convertible Preferred Stock, No Par Value:
           Authorized - 10,000,000 shares
           Issued and outstanding - 40,000 shares in 1999
           $115 redemption value                                         2,731,000            --
                                                                      ------------    ------------
                                                                         2,744,800          13,800
SHAREHOLDERS' EQUITY
      Common Stock, par value $.001 per share:
           Authorized - 50,000,000 shares
           Issued and outstanding - 15,520,128 (1999)
                and 15,452,442 (1998) shares                                15,500          15,400
      Capital in excess of par value                                    33,729,500      28,327,000
      Accumulated deficit                                              (27,744,500)    (21,773,200)
                                                                      ------------    ------------
           Total Shareholders' Equity                                    6,000,500       6,569,200
                                                                      ------------    ------------
                                                                      $ 13,173,000    $  7,878,200
                                                                      ============    ============

See accompanying notes to consolidated financial statements

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                       Three Months Ended June 30,      Six Months Ended June 30,
                                                       ----------------------------    ----------------------------
                                                           1999            1998            1999            1998
                                                       ------------    ------------    ------------    ------------

Revenues:
      Interest income                                  $     52,700    $    103,900    $     83,700    $    224,800
      Other                                                     500             200             600             200
                                                       ------------    ------------    ------------    ------------
                                                             53,200         104,100          84,300         225,000
                                                       ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
      Medical regulatory expenses                           239,700         435,900         473,300         957,100
      Patent application costs                                5,000           3,000          47,900         127,300
      Research and development costs                        261,400         134,400         429,300         233,200
      Compensation costs relating to options granted
           to consultants                                   248,000         127,000         488,000         418,000
      Sales, marketing and trade show costs                 660,000         177,500       1,201,900         177,500
      General and administrative:
           Compensation - Officers and employees            210,600         212,700         386,100         416,800
           Consultants                                       72,800          58,000         151,000         122,000
           Legal fees                                       304,200         220,000         552,100         328,200
           Accounting fees                                   24,600           7,000          47,100          32,300
           Rent and storage                                  74,500          71,600         148,400         120,100
           Insurance                                         64,900          29,300         120,400          79,400
           Travel and entertainment                           9,800          23,100          16,500          55,100
           Repairs and maintenance                           29,300           4,800          55,700          25,500
           Depreciation and amortization                     31,300          48,600          57,900          74,500
           Payroll taxes                                     19,000          14,400          33,000          34,900
           Stock administrative fees                         33,400          18,500          43,700          51,400
           Employee benefit plan                               --            14,000           1,700         107,200
           Public relations                                  56,400            --           101,000            --
           Promotion, printing and advertising               19,700         162,600          24,200         227,700
           Other                                             68,100          35,600         156,600          94,800
      Interest and (non cash) financing costs             1,513,200           6,600       1,519,800          13,300
                                                       ------------    ------------    ------------    ------------
                                                          3,945,900       1,804,600       6,055,600       3,696,300
                                                       ------------    ------------    ------------    ------------
NET LOSS                                               $ (3,892,700)   $ (1,700,500)   $ (5,971,300)   $ (3,471,300)
                                                       ============    ============    ============    ============

NET LOSS TO COMMON STOCKHOLDERS:

NET LOSS                                               $ (3,892,700)   $ (1,700,500)   $ (5,971,300)   $ (3,471,300)

DEEMED DIVIDEND FOR CLASS B, SERIES 2
      CONVERTIBLE PREFERRED STOCK                         1,275,000            --         1,275,000            --
                                                       ------------    ------------    ------------    ------------

NET LOSS TO COMMON STOCKHOLDERS                        $ (5,167,700)   $ (1,700,500)   $ (7,246,300)   $ (3,471,300)
                                                       ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING                                 15,499,299      14,856,053      15,483,039      14,564,760
                                                       ============    ============    ============    ============

BASIC AND DILUTED LOSS PER SHARE                       $      (0.33)   $      (0.11)   $      (0.47)   $      (0.24)
                                                       ============    ============    ============    ============

See accompanying notes to consolidated financial statements

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (UNAUDITED)

                                                    Common Stock
                                            ----------------------------
                                               Number                         Capital
                                             of Shares           Par        in Excess of    Accumulated
                                            Outstanding         Value        Par Value         Deficit
                                            ------------    ------------    ------------    ------------

Balances, December 31, 1998                   15,452,442    $     15,400    $ 28,327,000    $(21,773,200)

Six Months Ended June 30, 1999:

      Net Loss                                      --              --              --        (5,971,300)

      Exercise of Stock options and
           warrants                               67,686             100         343,100            --

      Original issue discount on senior
           convertible debentures (below
           market conversion price)                                            3,575,000

      Original issue discount on Class B,
           Convertible preferred stock
           (warrants and below market
           conversion price)                                                   2,271,400

      Deemed dividend on Class B,
           convertible preferred stock                                        (1,275,000)

      Compensation cost relating to
           options granted to consultants           --              --           488,000            --
                                            ------------    ------------    ------------    ------------

Balances, June 30, 1999                       15,520,128    $     15,500    $ 33,729,500    $(27,744,500)
                                            ============    ============    ============    ============

See accompanying notes to consolidated financial statements

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Six Months Ended June 30,
                                                                     --------------------------
                                                                         1999           1998
                                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                                                       $(5,971,300)   $(3,471,300)
      Adjustments to reconcile net loss to net cash flows
           from operating activities:
      Depreciation and amortization                                       57,900         74,500
      Compensation cost relating to options granted to consultants       488,000        418,000
      Non-cash interest and financing costs                            1,310,800           --
      Changes in operating assets and liabilities:
           Accounts receivable                                              (100)          --
           Inventories                                                  (719,100)          (800)
           Prepaid expenses and other assets                            (180,400)       (12,700)
           Other assets                                                  (60,400)         5,200
           Accounts payable and accrued expenses                         415,600        176,000
                                                                     -----------    -----------
                Net cash flows from operating activities              (4,659,000)    (2,811,100)
                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Software development costs                                         (81,300)      (124,200)
      Capitalized patent costs                                          (291,200)      (240,600)
      Purchase of property and equipment                                 (87,600)       (45,500)
      Purchase of ColorMate(Registered) Units and deposits theron           --         (808,400)
                                                                     -----------    -----------
           Net cash flows from investing activities                     (460,100)    (1,218,700)
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock, net
           of related costs                                              343,200      2,664,600
      Proceeds (payments) of amounts payable to related party            (18,900)        13,100
      Proceeds from senior convertible debentures                      5,000,000           --
      Net proceeds from the issuance of preferred stock and
           warrants, net of costs                                      3,727,400           --
      Payments of notes payable                                             --           (2,900)
                                                                     -----------    -----------
           Net cash flows from financing activities                    9,051,700      2,674,800
                                                                     -----------    -----------

NET CHANGE IN CASH AND EQUIVALENTS                                     3,932,600     (1,355,000)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                              3,929,800      9,225,400
                                                                     -----------    -----------

CASH AND EQUIVALENTS, END OF PERIOD                                  $ 7,862,400    $ 7,870,400
                                                                     ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
      Interest Paid                                                  $    32,000    $       100
                                                                     ===========    ===========

See accompanying notes to consolidated financial statements

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

Operating Difficulties -- Since 1989, the Company has incurred losses from operations and net cash outflows from operations. The Company expects to license its patents and proprietary technology, sell its equipment and market its related services and products to ultimately overcome these difficulties.

On July 30, 1997, the Company was granted clearance by the FDA for commercial marketing of the ColorMate(Registered) TLc BiliTest(Registered) System for the non-invasive detection and monitoring of bilirubin infant jaundice in newborns by health care professionals in hospitals, pediatricians' offices or by home healthcare agencies. On June 7, 1999, the Company executed a renewable, five-year agreement with Datex-Ohmeda, Inc. and its Ohmeda medical division ("DO") pursuant to which the Company appointed DO as the exclusive distributor in the United States of the Company's ColorMate(Registered) TLc BiliTest (Registered) System for noninvasive monitoring of bilirubin infant jaundice in the hospital market, the non-consumer home healthcare market (in which the test is administered solely by a healthcare professional), the pediatrician office market and clinics within all such markets. The agreement also applies to the Company's disposable calibration standard (TLc Lensette (Trademark)) that is used to calibrate each measurement taken by the ColorMate(Registered) TLc BiliTest(Registered) System and provides that the Company will share in the sales revenues for both products. Terms of the agreement include annual minimum market penetration performance standards and purchasing and placement of quantities for both the ColorMate(Registered) TLc BiliTest(Registered) System and the TLc Lensette(Trademark) calibration standards. Sales under the agreement commenced in July 1999.

The Company anticipates incurring significant additional expenditures related to manufacturing expenses, parts order, insurance, regulatory compliance and staffing and marketing expenses for the sales division as production and distribution continues over the next year. Management expects that taking into account existing resources, including the financings in April 1999 and June 1999 and the second closing of the preferred stock financing in the amount of $4.0 million contemplated by the agreement executed in connection with the June 1999 preferred stock financing (see Note 4), revenues from future sales of the ColorMate(Registered) units, and payments received under the distribution agreement, the Company will have sufficient liquidity at least until July 2000.

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

Plaintiffs purport to bring the class action on behalf of all purchasers of the common stock of the Company, between July 30, 1997 and June 9, 1998, seeking damages for the alleged violation by defendants of Section 10(b) of the Securities Exchange Act of 1934, 15 U.S.C. ss.78j(b), and Rule 10b-5 promulgated thereunder, 17 C.F.R. ss.240.10b-5, and pursuant to Section 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. ss.78t(a), with respect to the individual named defendants as "controlling persons." The complaint alleges that the Company "embarked upon a scheme" to inflate the price of the Company's Common Stock by making false and misleading statements concerning: (i) the new and innovative nature of the Company's ColorMate(Registered)
TLc BiliTest(Registered) System; (ii) the market size and revenue potential of the ColorMate(Registered) TLc BiliTest(Registered) System; and (iii) the existence and status of negotiations with potential distributors of the ColorMate(Registered) TLc BiliTest(Registered) System. The allegations of the complaint arise principally from a "report" prepared by Manuel I. Asensio of Asensio & Company, Inc. that was disseminated at the close of the putative class period.

Defendants have moved to dismiss the complaint, which motion is fully briefed and is now pending before Judge Stein. Defendants believe that the claims asserted against them are without merit and intend to vigorously defend this action. No assurance can be given that the resolution of the Action and/or future actions will not have a material adverse effect on the Company's results of operations and liquidity. The Company has directors and officers insurance which may cover a portion of the liability asserted in the Action. The Company is exploring its legal remedies in respect to what it believes to be false allegations against the Company made by short sellers of its stock; the Company expects to incur significant expenses in this regard.

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

Following the Food and Drug Administration ("FDA") marketing clearance in 1997, the Company has decided to use certain components from the existing ColorMate(Registered) units for use in the ColorMate(Registered)
TLc BiliTest(Registered) System. The costs will be expensed as incurred, remaining components will not be valued and the cost currently assigned to the existing ColorMate(Registered) units ($500 per unit) will be assigned to the ColorMate(Registered) TLc BiliTest(Registered) System, as the current replacement cost of these components exceeds the book value of the ColorMate(Registered) units.

In connection with the Company's recent distribution agreement with Datex-Ohmeda, Inc. (see Note 2), the ColorMate(Registered) units that were previously classified as long -term assets were classified as inventory.

Note 4 - Private Placements:

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

The outstanding principal amount of the Debentures (together with accrued interest thereon) is not convertible until after the first anniversary of the closing. At that time, the Debentures are convertible into shares of Common Stock, at the option of the holder or holders thereof, at the conversion price of $5.00. However, at any time prior to April 14, 2000, such portion of the Debentures may be converted, at the option of the holder or holders thereof, as shall result in the issuance, upon such conversion, of not more than an aggregate of 200,000 shares of Common Stock. Subject to applicable securities laws, the holder or holders of such shares, in the aggregate, may only sell not more than an aggregate of 50,000 shares of such Common Stock issued upon such conversion during any one month period ending prior to April 14, 2000. At any time after the 18 month anniversary of the closing, the Company may prepay the entire amount of the Debentures or any portion thereof for a prepayment price equal to the original principal amount of the Debentures plus all accrued and unpaid interest. At any time after the 18 month anniversary of the closing and prior to the Maturity Date, in the event the average closing bid price (as reported on the Nasdaq SmallCap Market or such other principal market or exchange on which the Common Stock is then traded) of the Company's Common Stock for any 10 consecutive trading days equals or exceeds $10.29, the Company can require conversion of the outstanding principal amount (together with accrued interest) of the Debentures into Common Stock at a conversion price of $5.00 per share. The Company filed a Form 8-K on April 30, 1999 relating to the issuance of the Debentures. The Debentures resulted in an original issue discount charge of approximately $3.6 million which will be amortized over one year. Through June 30, 1999 the Company has amortized $1.3 million.

On June 15, 1999, the Company completed a private placement of 40,000 shares of convertible preferred stock and warrants to purchase 220,690 shares of Common Stock to a private investor for aggregate proceeds of $4 million. The shares of convertible preferred stock issued on that date (the "Shares") are convertible into shares of the Company's Common Stock at a price of $7.25 per share, subject to adjustment for stock splits, combinations and similar recapitalizations affecting the Company's Common Stock and to downward adjustment if the Company issues or agrees to issue additional shares of the Company's Common Stock (excluding options under the Company's option plan and certain other excluded securities) at a price of less than $7.25 per share to the price at which the Company issues or agrees to issue the lower-priced shares of the Company's Common Stock or securities convertible or exchangeable for shares of the Company's Common Stock. The Shares are redeemable in cash for an amount equal to $115 per Share on the third anniversary of the date of initial issuance if not sooner converted unless the Company elects in the Company's discretion to extend the redemption date to the fifth anniversary of the date of initial issuance. The Shares are subject to mandatory conversion into shares of the Company's Common Stock at the Company's option at any time after December 15, 1999 if the average closing bid price of the Company's Common Stock for ten consecutive trading days equals or exceeds $10.88 per share. The Shares are not entitled to any voting rights except as otherwise required by applicable law and are not entitled to any dividend rights unless the Company elects to extend the redemption date to the fifth anniversary of the date of initial issuance, in which case dividends would accrue at the rate of 8% from and after the third anniversary of the date of initial issuance which could be paid in shares of the Company's Common Stock at the Company's option.

In addition to the Shares on June 15, 1999 the Company also issued an aggregate of 220,690 warrants to purchase shares of the Company's Common Stock to a private investor. An additional 50,000 warrants were issued to such investor as compensation for services rendered in connection with the placement of the Shares. The warrants issued on that date have a five-year term unless sooner exercised. The warrants are exercisable for shares of the Company's Common Stock at a price of $8.25 per share, subject to adjustment in the same circumstances as the Shares described above and are subject to mandatory exercise into shares of the Company's Common Stock at the Company's option at any time after December 15, 1999 if the average closing bid price of the Company's Common Stock measured over twenty consecutive trading days equals or exceeds $16.50.

The Company also agreed to issue and sell an additional 40,000 shares of convertible preferred stock and warrants to purchase 270,690 shares of the Company's Common Stock to the same investor at a second closing.

The private placement has resulted in a deemed dividend charge of approximately $3.0 million, resulting from a below market conversion price of preferred stock, a redemption premium and warrants issued in connection with the private placement, of this amount, approximately $1.2 million has been charged in June 1999 and $1.8 million will be charged over the redemption period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         The Company incurred net losses of $3,892,700 and $1,700,500 for the three month periods ended June 30, 1999 and 1998, respectively and $5,971,300 and $3,471,300 for the six month periods ended June 30, 1999 and 1998 respectively. Revenues, consisting almost entirely of interest income, have not been significant relative to the Company's expenses incurred in implementing its business plan. Loss per share increased by $0.23 in the six month 1999 period compared to the six month 1998 period, negatively impacted by a non-cash dividend charge due to private placement financing costs of $1,275,000 and positively impacted by the increase of 918,279 weighted average number of shares outstanding attributed to the exercise of options and warrants.

         The dollar increase in net loss in the three and sixth month 1999 periods as compared to the three and sixth month 1998 periods is primarily attributable to the Company's continuing implementation of its long-range business plan to seek commercial applications of its intellectual properties and technologies in the medical field including an increase in costs regarding sales, marketing and trade show costs, legal expenses incurred in respect of the Company's securities financing, negotiations with potential distribution partners, research and development, consulting and other related expenses regarding regulatory compliance with respect to manufacturing and distribution of its ColorMate System(Registered), and non-cash financing costs in connection with certain private placements.

         Although the Company anticipates that the future expenses regarding FDA application costs and related patent application costs should be significantly less than amounts incurred prior to receipt of the initial FDA marketing clearance, the Company will continue to incur significant additional costs and expenses in connection with FDA manufacturing and other regulations, state regulatory requirements and foreign market clearances and other requirements. In addition, the Company expects to incur significant expenses relating to manufacturing expenses, products liability insurance, legal and regulatory compliance, including QSR/GMP quality system substantial compliance, as well as research and development for new potential applications and implementation of the next phase of its efforts to successfully commercialize the medical application of its technology (see "Liquidity and Capital Resources"). Further, the Company anticipates significantly higher legal expenses in connection with its defense of certain class action suits that have been brought against the Company and as the Company explores all of its potential legal remedies.

         In the first six months of 1999, the Company focused its resources on implementation of its long-range business plan for medical applications of its technologies and received no revenues from operations. Shipments of the ColorMate(Registered) TLc BiliTest(Registered) Systems and TLc Lensette (Trademark) calibration standards commenced in the first quarter of 1999 to customers under a Limited Introductory Offer on a trial basis. Revenues will not be recognized until completion of the trials and in accordance with the distribution agreement the Company signed in June, 1999 with Datex-Ohmeda, Inc. Shipments under the agreement have commenced and revenues from these prior shipments will begin to be recognized in the third quarter.

         Revenues for the quarter ended June 30, 1999, which consisted primarily of interest income, were $53,200, a decrease of $50,900 or 48.9% from revenues of $104,100 for the quarter ended June 30, 1998. Revenues for the six months ended June 30, 1999, which consisted primarily of interest income, were $84,300, a decrease of $140,700 or 62.5% from revenues of $225,000 for the six months ended June 30, 1998. The primary reason for the decline in interest income during the 1999 periods as compared to the corresponding 1998 periods is the relative decrease in funds available for earning interest during most of the 1999 periods.

         For the three months ended June 30, 1999 medical regulatory expenses were $239,700, a decrease of $196,200 or 45.0% from medical regulatory expenses of $435,900 for the three months ended June 30, 1998. Medical regulatory expenses for the six months ended June 30, 1999 were $473,300, a decrease of $483,800 or 50.6% from medical regulatory expenses of $957,100 for the six months ended June 30, 1998. The primary reason for the decline in medical regulatory expenses during the 1999 periods as compared to the corresponding 1998 periods is the completion of certain initial phases of manufacturing, requiring extensive regulatory compliance, including ISO 9001 and the GSR/GMP quality manufacturing system for FDA compliance.

         Research and development costs were $261,400 for the three months ended June 30, 1999, an increase of $127,000 or 94.5% from research and development costs of $134,400 for the three months ended June 30, 1998. For the six months ended June 30, 1999 research and development costs were $429,300, an increase of $196,100 or 84.1% from research and development costs of $233,200 for the six months ended June 30, 1998. The primary reason for the increase in research and development costs during the 1999 periods as compared to the corresponding 1998 periods is further R&D during the manufacturing of the Company's ColorMate(Registered) TLc BiliTest(Registered) System and increased efforts to further develop the LED mass manufacturing prototype in accordance with the distribution agreement recently signed.

         Compensation costs relating to options granted to consultants were $248,000 for the three months ended June 30, 1999, an increase of $121,000 or 95.3% from compensation costs relating to options granted to consultants of $127,000 for the three months ended June 30, 1998. For the six months ended June 30, 1999 compensation costs relating to options granted to consultants were $488,000, an increase of $70,000 or 16.7% from compensation costs relating to options granted to consultants of $418,000.

         Sales, marketing and trade show costs were $660,000 for the three months ended June 30, 1999, an increase of $482,500 or 271.8% from sales, marketing and trade show costs of $177,500 for the three months ended June 30, 1998. For the six months ended June 30, 1999 sales, marketing and trade show costs were $1,201,900, an increase of $1,024,400 or 577.1% from sales, marketing and trade show costs of $177,500 for the six months ended June 30, 1998. The primary reasons for the increase in sales, marketing and trade show costs during the 1999 periods as compared to the corresponding 1998 periods were the commercial introduction of the Company's ColorMate(Registered) TLc BiliTest(Registered) System and the addition of the Company's sales force at its medical division.

         Legal fees were $304,200, an increase of $84,200 or 38.3% from legal fees of $220,000 for the three months ended June 30, 1998. For the six months ended June 30, 1999, legal fees were $552,100, an increase of $223,900 or 68.2% from legal fees for the six months ended June 30, 1998. The primary reason for the increase in legal fees during the 1999 period, as compared to the corresponding 1998 period, was due to negotiations with its existing and potential distribution partners and continued regulatory costs.

         Interest and non-cash financing costs were $1,513,200 for the three months ended June 30, 1999, an increase of $1,506,600 from interest and non-cash financing costs of $6,600 for the three months ended June 30, 1998. For the six months ended June 30, 1999, interest and non-cash financing costs were $1,519,800, an increase of $1,506,500 from interest and non-cash financing costs for the six months ended June 30, 1998. The primary reason for the increase in interest and non-cash financing costs during the 1999 period as compared to the 1998 period was the securing of financing by the Company through senior convertible debentures, which resulted in a non-cash original issue discount of $1,310,800 for the period.

Liquidity and Capital Resources

         At June 30, 1999 the Company had cash and cash equivalents of $7,862,400, current assets of $10,703,500, working capital of $9,157,400, a current ratio of 6.92 to 1.0 and stockholders equity of $6,000,500. Cash and cash equivalents increased by

$3,932,600 from December 31, 1998 as a result of the private placement financings consummated by the Company during the second quarter of 1999.

         Cash used by operating activities for the six months ended June 30, 1999 was $4,659,000, an increase of $1,847,900 from cash used by operating activities of $2,811,100 for the six months ended June 30, 1998. The primary reason for the increase in cash used by operating activities during the 1999 period as compared to the 1998 period was a $1,024,400 increase in sales, marketing and trade show costs and a $718,300 increase in inventory associated with the introduction of the Company's ColorMate(Registered) TLc BiliTest(Registered) System.

         The Company's primary source of liquidity during the six months ended June 30, 1999 was the net proceeds from the private placements of convertible debt and equity securities it consummated during the second quarter of 1999. As a result of the Distribution Agreement the Company entered into with Datex-Ohmeda, Inc. in June 1999 for the distribution of the Company's ColorMate(Registered) TLc BiliTest(Registered) System, the Company anticipates that it will begin to derive sales revenues from this product during the third quarter of 1999 and in subsequent quarters. Management currently anticipates that cash and cash equivalents, together with the anticipated revenues under the Datex-Ohmeda Distribution Agreement and the financing in the amount of $4.0 million pursuant to the second closing contemplated by the agreement executed in connection with the June 1999 preferred stock financing, will be adequate to fund the Company's liquidity needs at least until July 2000, although there can be no assurance of such result.

         The total costs associated with the Company's Year 2000 compliance are not expected to result in the Company's liquidity decreasing in any material way. However, satisfactory remediation of Year 2000 issues is dependent upon many factors, some of which are not completely within the Company's control. The Company's current estimates of the impact of Year 2000 compliance on its liquidity do not include costs that may result from the failure of third parties with whom the Company has a material relationship to be Year 2000 compliant. Should the Company's internal systems or systems of one or more significant third parties fail to achieve Year 2000 compliance, the Company's liquidity could be materially adversely affected.

         Some of the information presented in or incorporated by reference in this report constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include: (i) the inability of the Company to secure additional financing, (ii) the failure of the Company's manufacturing and distribution partners to perform their obligations,
(iii) government regulation and (iv) the loss of key personnel.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

No disclosure is required under this Item 3.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

         Three putative class actions were commenced against the Company and certain of its officers and directors in the Southern District of New York. The first two actions were commenced in June 1998 and are captioned L.F. Monk v. Chromatics Color Sciences International, Inc., Darby S. Macfarlane, Arthur Guiry, David K. Macfarlane and Leslie Foglesong, C.A. No. 98 CV 4111 (S.D.N.Y.) and Daniel R. Marquis v. Chromatics Color Sciences International, Inc., Darby S. Macfarlane, Arthur Guiry and Leslie Foglesong, C.A. No. 98 CV 4335 (S.D.N.Y.). The third action was commenced in August 1998 and is captioned Joseph Grunberg
v. Chromatics Color Sciences International, Inc., Darby S. Macfarlane, Arthur Guiry, David K. Macfarlane and Leslie Foglesong, C.A. No. 98 CIV. 5646 (S.D.N.Y.).

         The complaints were consolidated pursuant to the Consolidation Order entered by the Court in December 1998. A consolidated amended complaint in the matter now captioned In re Chromatics Color Sciences International, Inc. Securities Litigation, Consolidated Matter File No. 98 Civ. 4111 (SHS), was filed and served in January 1999 (the "Action").

         Plaintiffs purport to bring the Action on behalf of all purchasers of the common stock of the Company, between July 30, 1997 and June 9, 1998, seeking damages for the alleged violation by defendants of Section 10(b) of the Securities Exchange Act of 1934, 15 U.S.C. ss.78j(b), and Rule 10b-5 promulgated thereunder, 17 C.F.R. ss.240.10b-5, and pursuant to Section 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. ss.78t(a), with respect to the individual named defendants as "controlling persons." The complaint alleges that the Company "embarked upon a scheme" to inflate the price of the Company's Common Stock by making false and misleading statements concerning: (i) the new and innovative nature of the Company's ColorMate(Registered)
TLc BiliTest(Registered) System; (ii) the market size and revenue potential of the ColorMate(Registered)
TLc BiliTest(Registered) System; and (iii) the existence and status of negotiations with potential distributors of the ColorMate(Registered)
OPTLc BiliTest(Registered) System. The allegations of the complaint arise principally from a "report" prepared by Manuel I. Asensio of Asensio & Company, Inc. that was disseminated at the close of the putative class period.

         Defendants have moved to dismiss the Action which motion is fully briefed and is now pending before Judge Stein. Defendants believe that the claims asserted against them are without merit and intend to vigorously defend the Action. No assurance can be given that the resolution of the Action and/or future actions will not have a material adverse effect on the Company's resultsof operations and liquidity. The Company has directors and officers insurance which may cover a portion of the liability asserted in the Action. The Company is exploring its legal remedies in respect to what it believes to be false allegations against the Company made by short sellers of its stock; the Company expects to incur significant expenses in this regard.

Item 2. Changes in Securities and Use of Proceeds.

         On June 15, 1999, the Company completed a private placement of 40,000 shares of a newly authorized series of the Company's preferred stock, designated as Class B Series 2 preferred stock, at a price of $100 per share and for an aggregate total consideration of $4,000,000. The shares of Class B Series 2 preferred stock issued are convertible into shares of Common Stock at an initial conversion price of $7.25 per share, subject to adjustment for stock splits, combinations and similar recapitalizations affecting the Company's Common Stock and in certain circumstances involving the issuance of shares of the Company's Common Stock at prices below $7.25 per share. The holders of the Class B Series 2 preferred stock also received an aggregate of 270,690 five year warrants to purchase shares of the Company's Common Stock. The warrants have an initial exercise price of $8.25 per share, which may be subject to adjustment similar to that of the Class B Series 2 preferred stock.

         The Company also agreed to issue and sell an additional 40,000 shares of a newly authorized series of the Company's Class B Series 2 preferred stock, at a price of $100 per share and for an aggregate total consideration of $4,000,000. The terms of the Class B Series 2 preferred stock to be sold in the second closing would be identical to those described above except that the conversion price would be equal to the lower of $7.25 per share or 90% of the closing bid price of the common stock over the five consecutive trading days ending on the date prior to the second closing date. The terms of the warrants to be sold at the second closing would be identical to the warrant terms described above except that the exercise price would be equal to the lower of $8.25 per share or 100% of the average closing bid price of the Common Stock on the second closing date. The Company may in its discretion elect not to proceed with the second closing if the conversion price of the convertible preferred stock to be sold would be less that $7.25 per share or if the exercise price of the warrants to be sold would be less than $8.25 per share.

         In connection with this private placement, which was exempt under
Section 4(2) of the Securities Act of 1933, as amended, the Company agreed to register the shares of its common stock issuable upon the conversion of the Class B Series 2 preferred stock and warrants for resale under the Securities Act of 1933.

         The issuance of the shares of the Class B Series 2 preferred stock will modify the rights of the holders of the Common Stock of the Company in so far as the Class B Series 2 preferred stock will have a liquidation preference equal to the aggregate purchase price of $4,000,000.

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

Item 5. Other Information.

         None.

Item 6. Exhibits and Reports on Form 8-K.

3.1      Restated Articles of Incorporation of the Company, as amended.

3.2 By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 33-54256), filed on November 5, 1992, as amended).

4.1 Preferred Stock Purchase Agreement, dated as of June 11, 1999, by and between Chromatics Color Sciences International, Inc. and LB I Group Inc. (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on July 1, 1999).

4.2 Warrant Agreement, dated as of June 11, 1999, by and between Chromatics Color Sciences International, Inc. and LB I Group Inc. (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on July 1,
         1999).

10.1 Agreement, dated as of June 7, 1999, between Chromatics Color Sciences International, Inc. and Datex-Ohmeda, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 18, 1999).

27.1     Financial Data Schedule.

During the three month period ended June 30, 1999, the Company filed Current Reports on Form 8-K on the following dates: April 30, 1999, June 18, 1999 and July 1, 1999.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CHROMATICS COLOR SCIENCES
                                       INTERNATIONAL, INC.

Date: August 23, 1999              By: /s/ Darby S. Macfarlane
                                       ---------------------------
                                       Darby S. Macfarlane
                                       Chief Executive Officer


Date: August 23, 1999              By: /s/ Leslie Foglesong
                                       ------------------------
                                       Leslie Foglesong
                                       Treasurer and Chief Financial
                                       and Principal Accounting Officer