Form 10-K/A
period 1998-12-31
CHROMATICS COLOR SCIENCES INTERNATIONAL INC
filed 1999-11-12
CIK 892495

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

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


                         Commission file number 0-21168
                         ------------------------------

                 CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.
                 ---------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                           NEW YORK                                               13-3253392
                           --------                                               ----------
(State or Other Jurisdiction of Incorporation or Organization)     (I.R.S. Employer Identification Number)

            5 East 80th Street, New York, New York                                  10021
            --------------------------------------                                  -----
           (Address of Principal Executive Offices)                               (Zip Code)


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

     Purchase Rights for Class B Series 1 Preferred Stock, par value $0.001
     ----------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X    No
                                  -----------
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|_|

As of April 13, 1999, 15,477,471 shares of Common Stock, par value $0.001 per share (the "Common Stock") of the registrant were outstanding and the aggregate market value of the voting stock (computed based on the average of the last bid and asked price on such date) held by non-affiliates was approximately $77,138,355.

* This Report on Form 10-K/A amends and restates in their entirety the text of Items 1, 2, 3, 4, 5, 6, 7, 8, 10, 11, 12, 13 and 14 of the Company's Annual
Report on Form 10-K for the year ended December 31, 1998 which was filed with the Securities and Exchange Commission on April 15, 1999.




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

Item 1.  Business

General

Chromatics Color Sciences International, Inc. (the "Company") was formed in 1984 to research, develop and commercialize certain intellectual property rights, proprietary technology and instrumentation in the field of color science (collectively, the "Intellectual Properties"). The Intellectual Properties provide color measurement to a laboratory standard of accuracy, analysis and classification of human skin, tissue, fluid, hair, teeth or biological subject which facilitates the detection and monitoring of conditions affecting their coloration and the classification and organization by color of various consumer-sensitive products such as cosmetics, tooth enamel, hair color, hosiery, clothing fashion accessories and textiles. The Company has incorporated certain of the Intellectual Properties into a proprietary color measurement system and software marketed for various commercial applications as the "ColorMate(Registered Trademark) System."

The Company has developed a ColorMate(Registered Trademark) device to measure the incremental change of the yellow content of the skin color in newborns to monitor newborn bilirubinemia (infant jaundice) (defined as bilirubin levels or infant jaundice in a range above that which would be considered average in a newborn). On July 30, 1997 the Company received U.S. Food and Drug Administration ("FDA") clearance for commercial marketing of the ColorMate(Registered Trademark) device for non-invasive monitoring of newborn bilirubinemia (infant jaundice) in infants by healthcare professionals in the hospital, institutional, pediatricians' office or home setting (the "ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System"). The Company's efforts are currently primarily focused on successfully commercializing this medical application of its Intellectual Properties.

Infant jaundice occurs in most newborns because of a combination of increased bilirubin production, a waste product that is normally produced from the breakdown of red blood cells, and decreased clearance of bilirubin by the liver. Infant jaundice primarily affects infants within the first three to ten days of life. Almost all newborn babies develop some degree of infant jaundice and very high bilirubin levels, if left untreated, may, in extreme cases, lead to permanent brain damage or death. Prior to birth, the bilirubin in an infant is processed by the mother's liver and excreted. Following its birth, an infant must eliminate bilirubin independent of its mother, and it may take an infant's system several days to begin eliminating the bilirubin faster than it is produced. Infants who are born prematurely, who are underfed or who belong to certain ethnic groups are at an increased risk of developing newborn infant jaundice. The initial screening of bilirubin levels is the observation of the yellowing of the skin by professional care providers, which is a subjective determination prone to errors due to differing skin colors. If the initial clinical assessment suggests the possibility of significant elevated bilirubin levels, the current procedure requires that a blood sample be obtained from the infant, usually by lancing the infant's heel (heelstick). These laboratory measurements are time-consuming, costly and a traumatic process for the infant. In addition, repeated blood drawing in very low birth weight babies with extremely small blood volumes may result in the need for blood transfusion. Since infant jaundice is normally present in infants 36 to 72 hours following birth, infants who are sent home after a short hospital stay pursuant to managed care guidelines in the United States are at risk because the condition may not have presented itself prior to release. Thus the Company believes a non-invasive instrument that monitors infant jaundice in infants represents a significant improvement in patient care.

The Company has also developed its own line of precisely color coordinated proprietary cosmetics ("My Colors by Chromatics (Registered Trademark)") and proprietary color charts and material swatchpacks for use in the cosmetics, beauty, dental and fashion industries. The Company's ColorMate(Registered Trademark) System cosmetic line and material swatchpacks are referred to herein, collectively, as the "Beauty-Aid Products."

Prior to marketing the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System, the Company's marketing activities principally involved licensing the Intellectual Properties, leasing the ColorMate(Registered Trademark) System and marketing the Beauty-Aid Products in the cosmetics, hair color, beauty aid and fashion industries (i) in a national sales program with Avon Products, Inc. and in limited test markets with Clairol, Inc. and Hanes Hosiery, Inc. (all conducted prior to June 1991), (ii) under a current product development agreement with Gordon Laboratories, Inc. and under certain leases and licenses to beauty-related businesses and beauty salons.

Products

The ColorMate(Registered Trademark) System consists of a color measurement instrument to be held against a subject's skin, hair, teeth or sample, a series of filters and a computer and related proprietary software all housed in a portable briefcase. The color measurement instrument used within the ColorMate(Registered Trademark) unit or as a handheld battery operated instrument is utilized in the Company's medical, cosmetic and other applications. The instrument is held against the subject's skin, hair, teeth or sample and performs color measurement of coloration and luminosity to a laboratory standard of accuracy. In skin color analysis, the software then analyzes the color measurements so obtained and assigns the subject to one of the approximately 200 skin color categories identified by the Company through its research and development effort.

In the beauty-related applications the ColorMate(Registered Trademark) System matches each skin color type to a range of pre-tested compatible product colors. The unit is equipped with a printer and can provide the subject with a record of his or her skin color category and color compatible shades of specific products (including the Company's cosmetic products) appropriate for that skin color category and other product colors.

The ColorMate(Registered Trademark) System also can be used to perform chromaticity studies of various product lines in manufactured or applied forms (for example, tooth enamel, hair coloring, hosiery, other cosmetic lines) on behalf of licensees. This capability permits the organization of the licensee's products into precise color categories so that the consumer can be assisted with proper color coordination within the licensee's product line.


The Company has developed the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System for monitoring newborn infant jaundice in infants of all races, including when under phototherapy. This device uses a color measurement instrument similar to the color measurement instrument used in the ColorMate (Registered Trademark) System in combination with certain apertures, calibration systems, accessories and software which have been developed by the Company for this specific medical application. The ColorMate (Registered Trademark) TLc-BiliTest(Registered Trademark) System received FDA clearance for use in monitoring newborn infant jaundice by measuring the color of the skin of the newborn and periodically monitoring incremental changes in the skin color. The FDA-cleared device includes the ColorMate(Registered Trademark) device for monitoring newborn infant jaundice when operated using external power sources with a computer and printer, and when operated as a battery-operated, hand-held, optional computer assisted device. (This device together with the Company's disposable calibration components is hereafter referred to as the "ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System.") The ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System is a proprietary color measurement system containing a light source and optical filters. Color measurements are obtained from an infant by placing the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System on different physical sites of the newborn for five to ten seconds. Accuracy of the color measurements is ensured by the TLc-Lensette(Trademark) calibration standard, a proprietary disposable color-calibration and verification standard used prior to each baby's measurement. Each color measurement of the skin is analyzed by the Company's proprietary technology to provide an estimate in mg./dl. correlating to the newborn's serum bilirubin concentration within a clinically useful range.



The ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System as currently marketed by the Company's medical division has a list price of $3,000 to $5,000 depending on the model and may be leased or used under the limited time offer for use and evaluation of the system, all with either purchase of minimum monthly supplies of the TLc-Lensette(Trademark) calibration standards at $10 per unit or minimum monthly charges of $10 per use under a Managed Use Program.


The Company has conducted research and development and developed engineering specifications regarding a hand-held light-emitting diode ("LED") version of the ColorMate(Registered Trademark) System. This version may be marketed for medical use after conducting further clinical testing and is subject to FDA clearance for the Bilirubin LED Device. For non-medical applications, the ColorMate(Registered Trademark) LED Device may be marketed in various industries including the dental, beauty aid and fashion industries and also may be marketed directly to consumers for home and personal use. The Company expects the new LED versions will also be capable of being manufactured at a cost substantially less than the cost incurred in manufacturing the Company's existing ColorMate(Registered Trademark) units.

"My Colors" by Chromatics(Registered Trademark) Cosmetic Line. The ColorMate(Registered Trademark) System makes use of only skin coloration in assigning each complexion to one of approximately 200 measurable skin color categories. Each category is then assigned to one of four broader product color categories. The Company's cosmetics are divided into these same four color classifications and the product shades in each have been precisely measured and balanced chromatically to be compatible with the approximately 200 skin colorations within the four broad classifications. The product shades recommended by the ColorMate(Registered Trademark) System are individually prescribed for color coordination with each of the approximately 200 skin color categories. The Company's cosmetics line is precisely formulated and balanced to provide color coordinated products for the skin color of all races. Each product shade also has been measured to a laboratory standard of accuracy and cross-balanced to be compatible with all other shades in each of the four broad classifications, so that the colors blend together and color coordinate with each other after they are applied.

The Company has marketed, through the use of the ColorMate(Registered Trademark) units, a line of fashion swatch packs consisting of 36 objectively measured colors, coordinated with each other and with the consumer's skin tone color to aid the consumer in selecting color compatible fabrics and fashion accessories. Substantially all of the $1,300,000 revenue generated to date from swatch pack sales occurred in connection with Avon. Sales revenue from swatch packs since termination of the Avon project have been insignificant.

Marketing and Distribution

Medical. In September 1997, the Company released the results of market research studies which analyzed the existing market for methods currently used to monitor newborn infant jaundice in infants in the United States and in the developed countries of Europe, South America and Canada combined, and Asia. The study indicated that the World Health Organization published annual birthrate is approximately 4,000,000 births in the United States, with approximately 10% of these births being premature infants. The Company estimates that individual bilirubin heelstick blood tests on newborn infants, which are not part of a general panel blood test, total approximately 15,000,000 tests performed annually in the United States, based on data made available by the World Health Organization, the American Academy of Pediatrics, independent market studies commissioned by the Company and business proposals from potential marketing partners. Internationally, using the World Health Organization birth rates, independent market studies and research obtained from companies currently marketing neonatal medical devices in foreign countries, the Company estimates that the current European market for infant bilirubin tests is approximately the same size as the United States; South America and Canada combined represent approximately 25% of the United States market size, and the Southern Chinese and entire Japanese markets combined represent approximately the same size of market as the United States.

The Company's primary efforts to date have been to build the skill and information base to identify and quantify market segments to which the Company's technologies can be economically developed and marketed. The Company intends to exploit the primary markets for its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System in the monitoring of newborn infant jaundice, which include hospitals, other medical institutions and pediatricians' offices and home healthcare agencies in the United States and other countries around the world. In order to successfully market and sell its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System for monitoring of newborn infant jaundice, the Company must either develop an extensive marketing and sales force or enter into arrangements with third parties to market and sell this product. These arrangements could take the form of lease/license arrangements, marketing and distribution arrangements, joint ventures or acquisitions. The Company's strategy is to effect the sales and distribution of its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System through collaborative distributors. The Company believes that by aligning with larger, more established medical company distributors, in specific market segments, it can more effectively and quickly penetrate the medical marketplace. There can be no assurance that the Company will be able to successfully enter into additional marketing and sales agreements with third parties on acceptable terms.

The Company has agreed on definitive basic terms with two potential marketing and distribution partners for the exclusive distribution of the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System in the hospital, pediatrician and home healthcare markets. Both of these proposals include terms requiring minimum annual placements of the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System and TLc-Lensette(Trademark) calibration standards and/or charges per use. The Board is reviewing both sets of terms as well as recommendations of its advisors and the Company anticipates selecting one of these distributors shortly.

In order to provide the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System to hospitals and physicians already placing orders, and to expedite evaluation of the product by the medical community, the Company has taken a series of significant steps to increase awareness of its products in the medical community and to initiate its own sales and servicing of the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System with United States physicians and clinicians in hospitals.

In November 1998, the Company opened its medical division, supervised by Sheila Kempf, Vice President Medical Division. Ms. Kempf is a former Vice President -- Marketing of Corometrics, a Marquette Medical Inc. company, and a former Director of Marketing for Sensors and Accessories of Nelcor Puritan Bennet, Inc. and has over 13 years experience in the medical marketing field. The Company also hired neonatal nurse clinical specialists to provide training to hospital staffs using the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System. The newly formed medical division provides sales and support for the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System delivered to customers in the medical community, including hospitals, pediatricians, clinics and home health care agencies, and performs delivery, training and in-servicing for customers initially generated by the Company's presentations to the medical community.

In January 1999, the Company formed a five-person sales unit to be led by Dennis
A. McClinton, Vice President of Sales. Mr. McClinton has an 18-year background in sales of fetal and neonatal intensive care unit monitoring products at Marquette Medical Systems and will head a staff that averages ten years experience in that field. The new unit is responsible for the initial sales activity for the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System.

In January 1999, the Company appointed Medical International, Inc. as its exclusive distributor of the ColorMate(Registered Trademark)
TLc-BiliTest(Registered Trademark) System in certain states; in February 1999, the marketing efforts of this distributor commenced.

The Company launched the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System to the Chinese medical community at the Sinomed 1998 Exhibition, the 7th China International Medical Equipment and Facilities Exhibition ("Sinomed"). This exhibition was attended by over 80,000 physicians, healthcare professionals, hospital administrators and medical equipment manufacturers and distributors. In conjunction with Sinomed, doctors from the Company's Medical Advisory Board conducted seminars on the technology and use of the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System at two hospitals in Beijing. In connection with Sinomed, the Company signed a Memorandum of Understanding ("M.O.U.") with the International Health Exchange Center, Ministry of Health ("M.O.H.") of the People's Republic of China in Beijing regarding the Company's ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System. Under the M.O.U., the M.O.H. has recently completed the first stage of its nationwide study and is compiling the results in connection with developing a plan on the most advantageous structure to implement the device's use in the People's Republic of China, based on the results of the study. There can be no assurance as to the timing of the actions anticipated to be taken by M.O.H.

The Company also announced that it signed a letter of intent with the China National Medical Equipment and Supplies, Import and Export Corporation, for the distribution of the Company's ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System including investigations for acceptable price structures for marketing the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System in China. In support of any potential distribution partner and the relationships established between the Company and the M.O.H., other officials, physicians and the Chinese business community, the Company will continue to support these collaborations with the People's Republic of China and in this regard has hired two Chinese representatives of the Company to expedite any potential manufacturing, marketing and distribution of the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System in China.

"My Colors" By Chromatics(Registered Trademark") Cosmetic Line. In September 1998, the Company entered into a lease and license agreement with Nordstrom, Inc. ("Nordstrom") granting Nordstrom a license and lease of the Company's Intellectual Properties and the ColorMate(Registered Trademark) System to formulate and recommend Nordstrom's "C20 Color to Order" line of proprietary cosmetic products in four Nordstrom flagship department stores. The products will be introduced and evaluated over a three month period (commencing upon delivery of packaging materials from Nordstrom and final cosmetic formulations) for potential extended use, including additional store locations. In connection with this license agreement, the Company is collaborating with a consultant to provide training, marketing, sales, promotional and liaison services (including assisting in development of all applicable non-color product formulas, manuals, promotional materials and training aids) at each of the four Nordstrom's stores.

The Company's leases and licenses for its ColorMate(Registered Trademark) units and Intellectual Properties for the sale of its Beauty-Aid Products at beauty salons/beauty-related installations in the United States are currently being renegotiated pending the completion and evaluation of the ColorMate(Registered Trademark) LED System mass manufacturing prototype. Outside the United States, the Company conducts business in Israel and South Africa. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 1 to Notes to the Financial Statements. In addition, the Company has entered into perpetual lease/licensing arrangements in respect of two such units for an aggregate price of $5,000 each at two beauty salons. The Company has received immaterial levels of sales revenue from these leases and licenses.

In April 1992, the Company entered into an agreement with IMS, a cosmetic marketing, manufacturing and distribution company based in Israel, for the license of the Intellectual Properties and the lease of 24 ColorMate(Registered Trademark) units for use in marketing in Israel, the Company's swatch packs and IMS's chromatically balanced cosmetic products developed by the Company through chromaticity studies utilizing the Intellectual Properties. IMS is using the Company's Intellectual Properties and the 24 ColorMate(Registered Trademark) units to measure women's skin color and recommend cosmetics for color coordination. The Company has continued to extend, on a month-to-month basis, IMS's option to renew its leases for a five-year period in order for IMS to evaluate the handheld version of the ColorMate(Registered Trademark) LED Device upon completion of the prototype. IMS may lease up to 200 additional ColorMate(Registered Trademark) units during the five-year extension of this agreement. There can be no assurance that this agreement will be renewed for the full five-year renewal period or that IMS will lease additional ColorMate(Registered Trademark) units. In 1998 and 1997, the Company did not generate any revenues from IMS. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 1 to Notes to Financial Statements.

The Company will seek to market its Beauty-Aid Products by establishing relationships with national distributors or other companies that it believes could effectively market and/or utilize the Company's Intellectual Properties. These relationships could take the form of lease/license arrangements, marketing and distribution arrangements, joint ventures or acquisitions. Presently, as the result of its efforts to market commercially the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System for medical application, other than its product development agreement with Gordon Laboratories and its agreement with Nordstrom, the Company has not initiated any new relationships to distribute its Beauty-Aid Products. Once the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System has achieved commercial distribution, the Company will renew its efforts for commercial distribution of its Beauty-Aid Products.

The Company's marketing plan for the beauty salon and beauty-related business markets initially focused on direct marketing by the Company through commissioned sales representatives and indirect marketing through independent distributors. The Company now believes, based on its prior experience with regional distributors, that, in order to achieve any significant penetration in these markets, it will be necessary for the Company to establish relationships with larger distributors having substantial sales forces and a national presence, which will likely result in lower operating margins on such sales than on sales effected through commissioned sales representatives. Subject to the availability of funds and the establishment of relationships with suitable marketing partners, the Company will seek marketing opportunities in the mass, door-to-door, specialty store and infomercial markets.

The Company has not achieved material levels of cosmetic sales from its ColorMate(Registered Trademark) units locations and expects that, at the cosmetics sales levels achieved per location to date, the Company will have to greatly increase the number of ColorMate(Registered Trademark) units in use to achieve significant levels of cosmetic sales revenue. The Company also believes, based on its operating history since February 1993, that achieving such increased levels of cosmetics sales revenues will take significantly longer than was originally anticipated. However, the Company has completed its inventory of a new line of chromatically balanced and color coordinated cosmetics, which factors the Company believes (although there can be no assurance) may enhance revenues from the beauty-related installations once marketing efforts in these sectors are renewed.

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

Other Potential Applications. In addition to its FDA-cleared device for the monitoring of newborn infant jaundice, the Company believes that the Intellectual Properties and ColorMate(Registered Trademark) System have commercial applications in (i) healthcare relating to the non-invasive detection and monitoring of certain chromogenic diseases, such as skin diseases, tuberculosis and anemia and (ii) dental care (i.e., the color matching of teeth and tooth enamel). Additional medical applications for the Intellectual Properties require extensive and lengthy clinical testing and will be subject to various federal and state regulatory requirements, including FDA clearances and approvals, and may be subject to comparable foreign regulatory approvals to the extent the Company markets such applications abroad. There can be no assurance that the Company will obtain any additional FDA or foreign approvals or clearances or will be able to comply with such regulatory requirements for additional applications.


In July 1998, following institutional review board ("IRB") approval from Mt. Sinai, Dr. Mark Lebwohl, chairman of the Department of Dermatology at Mt. Sinai, commenced ongoing clinical trials of the non-invasive ColorMate(Registered Trademark) System for monitoring various skin diseases and patient tolerance for levels of phototherapy by quantifying the amount of pigmentation and hence, photo-sensitivity in the skin of patients. This potential dermatological application of the Company's proprietary technology and device would be for patients suffering from a variety of diseases including psoriasis, excema, cutaneous T-cell lymphoma, vitiligo and others. Post inflammatory hyperpigmentation also would be a condition subject to monitoring by the ColorMate(Registered Trademark) System. The non-invasive measurement of the skin by the Company's ColorMate(Registered Trademark) System will be tested and verified against minimal erythema dose-testing intended to be used in support of future applications for FDA marketing clearance of the Company's technology for such uses.


In 1990, the Company concluded a feasibility study for Dentsply, Inc., a dental supply company, for use of the Intellectual Properties and ColorMate(Registered Trademark) units in the color measurement and matching of human tooth color and tooth enamel color for dentures, bonding, inlays and caps, for use by dentists and dental laboratories. This study concluded that the ColorMate(Registered Trademark) units could accurately and reproducibly measure the colors of both human teeth and tooth enamels, but needed further design research and engineering studies to develop a stabilized housing system for such a small area of measurement. The project was discontinued by both companies at that time due to an inability to agree on financial terms for the project. The Company is in preliminary discussions with dental supply distribution companies with respect to the possible development of prototypes for dental applications and the marketing of such application. There can be no assurance that the Company will be able to commercialize this application.

The Company also believes that the Intellectual Properties and ColorMate(Registered Trademark) System may have commercial applications in industrial color measurement applications, in order to achieve and confirm uniformity of color shades within a given product line or between two products of the same line (i.e., paint, textile and food products). To that end, the Company intends to increase its efforts to lease the ColorMate(Registered Trademark) System and license the Intellectual Properties, including the Company's chromaticity study capabilities, to industrial companies such as paint, textile and food companies, that use or could use existing color measurement technologies in the manufacturing and marketing of their own products. Many companies in these industries currently use color measurement instruments to ensure uniformity of product line colors (e.g., that manufacturing facilities are producing different dye lots and/or goods of the same color). These instruments are generally available at prices well in excess of the price at which the Company would market the ColorMate(Registered Trademark) System for such application, because the Company has been able to mass manufacture its color measurement technology, thereby taking advantage of the economies of scale and lower unit prices available through large volume orders from component parts suppliers. In addition, the ColorMate(Registered Trademark) System provides machine-to-machine stability and reproducibility (i.e., that each machine will achieve results consistent with that of other machines), whereas the competing color measurement instruments available today generally cannot produce such consistent machine-to-machine results without complex inter-machine calibration adjustments.

Regulatory Clearances.

In June 1996, the Company retained government regulatory consultants and legal counsel to oversee compliance with applicable federal and state regulations for commercialization of the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System, and for complying with any applicable European Community and other foreign government requirements. The initial clinical studies conducted at Mt. Sinai Hospital were completed with positive results and on November 14, 1996 the Company filed its application with the FDA for the medical application of its technologies, specifically, the non-invasive monitoring of newborn infant jaundice. On July 30, 1997, the Company received confirmation of marketing clearance pursuant to a "substantial equivalence" determination order, dated July 24, 1997, from the FDA's Center for Devices and Radiological Health (the "CDRH"), authorizing the Company to commercially distribute the system in the United States. The "substantial equivalence" order states that the Company must comply with all relevant statutes enforced by and regulations promulgated by the FDA, including Quality System Regulation ("QSR") requirements, labeling, and the statutory prohibitions against adulteration and misbranding. The order also states that the system is a "Class II device" which may be subject to additional "special controls." The Company intends to maintain substantial compliance with any applicable requirements and any special controls for purposes of commercial distribution.

The Company's FDA market clearance authorizes use of the Company's technology as an aid to the physician in monitoring the status of newborn babies for the development of newborn infant jaundice.

The Company believes a non-invasive instrument that monitors infant jaundice in infants represents a significant improvement in patient care. Following a physician's examination of a newborn within the first hours of birth, newborn babies would be measured initially and monitored periodically by the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System for incremental changes in the yellow content of their skin color. Because the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System can provide effective non-invasive monitoring of newborn infant jaundice, it may have significant marketing advantages over the invasive, repeated, daily blood testing techniques currently used, which in many cases leads to blood transfusion of the infant. See "Risk Factors." However, because the medical community is relatively slow to adopt new technologies, there can be no assurance that practitioners will perceive a need for, or accept, the Company's technology, or be willing to commit funds to its development or the purchase of any such completed technology.

Since receiving FDA marketing clearance in the United States, the Company has undertaken the procedures to obtain required international regulatory clearances for its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System. To market its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System in the European Union, the Company sought ISO-9001/EN46001 certification and the right to affix the CE mark. ISO-9001/EN46001 certification recognizes that the Company has established a quality system for the design, development, manufacturing, servicing and distribution of its medical device. The CE mark is a symbol of quality and compliance with applicable European Union medical device directives. In March 1999, the Company received ISO-9001/EN46001 certification and passed a product inspection of its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System in February 1999 for purposes of receiving the right to affix the CE mark to such product. The Company is awaiting a certification from the appropriate European authority to allow release for European Union distribution. The Company also has applied for and is awaiting the right to self-certify the product, without the need for third party specific product inspection and certification, for purposes of affixing the CE mark for European Union distribution.

Manufacturing


One element of the Company's business strategy is to outsource the production of the components and final assembly of the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System and its TLc-Lensette(Trademark) disposable calibration and verification standard to third-party manufacturers. In November 1998, the Company reached an agreement with Nova Biomedical Corporation for the production of the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System. Nova Biomedical is a medical device production contractor, is ISO 9001/EN46001 certified, and has advised the Company that it is in substantial compliance with all applicable regulatory requirements for the contract manufacture of medical devices for the U.S. and European Union distribution, including requirements under the FDA's Quality System Regulation ("QSR") and the requirements applicable to the manufacture of medical devices for the European Union (including ISO 9001 and

EN46001).

Under this renewable, four-year medical device manufacturing agreement, the contract manufacturer is the exclusive manufacturer/assembler and packager of two models (a battery powered model and an electrically powered model) of the Company's ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System for distribution in the United States (subject to limited volume exceptions with respect to one model of the instrument). The manufacturer also has a right of first refusal to match third party bids to manufacture/assemble and package a third model of such instrument and a further right of first refusal to match third party bids to manufacture/assemble and package the two models referenced above for distribution outside the United States. In this regard, subject to any failure of Nova Biomedical to exercise its right of first refusal to match third party bids (thus permitting the Company to use other manufacturers), Nova Biomedical is the Company's sole source of supply for the instruments. Under the agreement, the Company is responsible for providing to Nova Biomedical, for assembly and packaging, certain component parts.

In February 1999, the first manufacturing run of the Company's ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System (under the FDA's QSR as well as ISO-9001/EN46001 manufacturing regulatory requirements) for monitoring newborn jaundice was completed by Nova Biomedical. The Company commenced shipping the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System to those hospitals having placed purchase orders for the systems under a limited time price offer which allowed the hospitals to obtain the device and evaluate its performance during a trial period. The Company also has begun in-servicing at hospitals and with physicians who have placed initial orders.

The Company believes, based on discussions with suppliers of components used in its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System and published price lists, that the components can be purchased in quantities of 1,000 or more on terms acceptable to the Company. However, there can be no assurance the Company will be able to obtain such terms or order in such qualities, and manufacture of limited quantities of the ColorMate(Registered Trademark) units would be significantly more expensive due to the higher unit cost of components ordered in quantities of less than 1,000.

To the extent the Company successfully markets the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System for medical application, the Company will use the nonproprietary and proprietary components of a portion of the existing ColorMate(Registered Trademark) units in its possession for the production of a limited number of such devices under the FDA's QSR and ISO-9001/EN46001 for early stage marketing and sales efforts and for commercial use.

In August 1995, the Company established a research and development facility in Spokane, Washington. This office is staffed, in addition to support personnel, by two engineers who are former principals of R.B.H. Electronics, one of the companies which originally engineered and manufactured the Company's original ColorMate(Registered Trademark) units. These engineers currently are primarily engaged in developing the mass manufacture prototypes of the Bilirubin LED Device and the ColorMate(Registered Trademark) LED Device. The Bilirubin LED Device is expected to require additional regulatory clearances or approvals.

The Company's new cosmetics line is being manufactured by two independent suppliers. The Company believes its relations with these suppliers are good, and that in any event the Company is not dependent on these suppliers and can have its cosmetics line produced by other suppliers of goods to the cosmetics industry.

The Company expects that the new versions of its ColorMate(Registered Trademark) System will also be capable of being manufactured at a cost substantially less than the cost incurred in manufacturing the Company's original
ColorMate(Registered Trademark) units because of technological improvements which have resulted in substantially lower component part costs.

Intellectual Properties, Patents and Patent Applications Pending


The Company owns U.S. Patent No. 4,909,632 (expiring in 2007) entitled "Method for Selecting Personal Compatible Colors," U.S. Patents Nos. 5,311,293 (expiring in 2007), 5,313,267 (expiring in 2011) both entitled "Method and Instrument For Selecting Personal Compatible Colors" and 5,671,735 (expiring in 2014) entitled "Method and Apparatus for Detecting and Measuring Conditions Affecting Color." The Company has developed intellectual property rights in color analysis, calibration and verification in a number of fields including medical, biological, dental, cosmetic and materials testing. The intellectual property rights include trade secrets, know how and 15 pending United States patent applications. The Company also has filed patent applications in a number of foreign jurisdictions which correspond, at least in part, to the Company's United States patents. The Company has been granted European Patent No. 0446512 entitled "Method for Selecting Personal Compatible Colors." That European patent has been nationalized in Austria, Belgium, France, Germany, Great Britain, Italy, Luxembourg, The Netherlands, Spain, Sweden, Switzerland and Liechtenstein. The Company also has Australian, Taiwanese, Canadian, Korean and Mexican patents corresponding, at least in part, to its U.S. Patent No. 4,909,632, Taiwanese and Korean patents corresponding, at least in part, to its U.S. Patent No. 5,313,267 and a Singapore patent and two Taiwanese patents corresponding, at least in part, to its U.S. Patent No. 5,671,735

(collectively, together with the United States patents, the "Patents"). The Company has not yet been granted any other foreign patents for its Intellectual Properties.

The proprietary information claimed by the Patents includes, among other things:
(i) a method of detecting a medical condition that involves a symptomatic, detectable change in a test subject's skin coloration, such as a method for monitoring newborn bilirubinemia (infant jaundice) in an infant test subject,
(ii) a method and instrument for identifying skin color and categories of individuals, (iii) a method of determining color compatibility of an individual's skin with non-skin matter and (iv) a method of assigning a skin color compatibility classification to non-skin matter and color charts and sample assemblages made by that method. Proprietary information claimed by the Patents is incorporated in the proprietary software and measurement system used in the ColorMate(Registered Trademark) units. Although many of the individual hardware components of the ColorMate(Registered Trademark) System and the ColorMate(Registered Trademark) TLc-BiliTest (Registered Trademark) System are public and not proprietary to the Company, the color measurement sensor is manufactured to proprietary specifications of the Company and when those individual hardware components are assembled in conjunction with the Company's proprietary software they form the ColorMate(Registered Trademark) System and the ColorMate(Registered Trademark) TLc-BiliTest (Registered Trademark) System, the operation of which is covered by the claims of the Company's patents.


The Company has registered its trademarks COLORMATE, MY COLORS BY CHROMATICS, TLC-BILITEST and the Baby Face Design in the United States Patent and Trademark Office ("USPTO"). The Company believes it also has established common law rights in the following marks: CCBRC, SITE FLAG, TLC, TLC BILI, TLC-LENSETTE, TLC LENSPAK, TLC SOFT AND TLC TOUCH and has filed applications with the USPTO to register the following marks: SITE FLAG and TLC BILI. Further, the Company believes it has copyright protection for all of the software used in the ColorMate(Registered Trademark) System and the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System. After the respective expiration date of each of the Company's Patents, the proprietary technology and instrumentation disclosed in each Patent will be available for use by others without compensation to the Company, unless protected by the claims of other U.S. patents that may be issued to the Company. The Company has not applied for patent protection for many aspects of the Intellectual Properties (i.e., its proprietary trade secrets and other confidential information). The Company typically imposes on its key employees, consultants and advisers confidentiality obligations in connection with their employment, consulting or advisory relationship with the Company. See "Risk Factors" Protection of Intellectual Property."


Competition

Medical. The medical device industry in general is intensely competitive. Now that the Company believes it is in substantial compliance with QSR and other FDA requirements and is beginning to market and distribute its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System for monitoring newborn infant jaundice in the United States, the Company will compete with other providers of infant jaundice diagnostic and monitoring products.

As the Company implements its business plan to commercialize the medical application for its Intellectual Properties, it will be entering a field characterized by rapidly changing technology, intense competition and extensive research and development. The Company will be competing with established companies which have greater financial, technical, manufacturing, marketing, research and development and management resources, including with respect to the monitoring of infant jaundice, companies such as Minolta Co., Ltd. ("Minolta"), Air Shields, Respironics, Inc. ("Respironics"), which recently acquired Healthdyne Technologies, Inc. ("Healthdyne"), and SpectRx, Inc. ("SpectRx"), among others. In addition, the invasive laboratory blood test detection methods currently in use for bilirubin infant jaundice, have already achieved acceptance by and are in widespread use in the medical community, unlike the Company's proposed method. See "Risk Factors."

The Company believes that Minolta developed and Air Shields markets a screening device, the Minolta Jaundice Meter, to measure the amount of bilirubin in the skin of a newborn infant to determine whether a serum bilirubin measurement is required. The Company believes that the measurements obtained by the Minolta device, unlike the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System, are not used when the infant is being treated by phototherapy for hyperbilirubinemia, and are affected by the infant's race and skin color, which the Company believes significantly limits its use in a heterogeneous population. As a result, the Company believes that the Minolta device is currently in limited use in the United States and that it is not used at all for infants who are receiving phototherapy. There can be no assurance that Minolta will not effect improvements to its device in the future to overcome these apparent limitations. See "Risk Factors."

Based on public filings, the Company believes that in June 1996, SpectRx entered into a collaborative arrangement with Respironics in which Respironics was responsible for regulatory clearance and sales of SpectRx's device for infant jaundice analysis in the United States and Canada. Based on these filings SpectRx's infant jaundice device is intended to be a hand-held instrument, which incorporates a microspectrometer to collect spectroscopic information from the infant's skin. In February 1999, SpectRx announced that it had obtained 510(k) clearance for its device and that it would commence U.S. marketing of its device shortly. SpectRx also announced that during the third quarter of 1998 it entered into a distribution agreement with Atom Medical Corporation for distribution of the company's infant jaundice product in Japan, pending regulatory clearance from Japan's Ministry of Health and Welfare. Also, during the third quarter of 1998 SpectRx announced receipt of regulatory clearance to market its infant jaundice product in Canada and shipments to Respironics for sale in Canada commenced in the same quarter. The Company believes that the measurements obtained by the SpectRx device, unlike the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System, are not used when the infant is being treated by phototherapy for hyperbilirubinemia, which the

Company believes significantly limits its use in monitoring bilirubin infant jaundice. See "Risk Factors."

The Company's success depends in large part on the acceptance by the medical community of the Company's new technology. There can be no assurance that the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System will effectively compete with any currently used systems. Furthermore, many of the Company's competitors have substantially greater financial, research, technical, manufacturing, marketing and distribution resources than the Company and have greater name recognition and lengthier operating histories in the health care industry. There can be no assurance that the Company will be able to effectively compete against these and other competitors, including those competitors who intend to promote their versions of non-invasive devices. Furthermore, there can be no assurance that the Company's competitors will not succeed in developing, during commercialization of the Company's products, devices and technologies that permit more efficient, less expensive non-invasive analysis of bilirubin infant jaundice. It is also possible that one or more pharmaceutical or other health care companies will develop therapeutic drugs, treatments or other products that will substantially reduce the prevalence of infant jaundice or otherwise render the Company's products obsolete. Such competition could have a material adverse effect on the Company's business, financial condition and results of operation.

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

Cosmetics Line. Competition in the cosmetics industry is principally based on price, perceived market cachet or "image" and breadth and quality of product line. The cosmetics industry is particularly sensitive to changing consumer preferences and demands, which are difficult to predict and over which the Company has no control. Additionally, competition in the cosmetics industry is diverse and fragmented, but is nevertheless dominated in certain markets by a number of large, established, well-known companies. Many of these companies have marketed, and continue to market, their products based on their own color analysis system and advertised claims of "color compatibility" with the personal color and/or wardrobe of the consumer. However, these companies do not claim that their ability to deliver color compatible products is based on a laboratory standard of accuracy. In addition, there are a significant number of other cosmetic/beauty aid companies, as well as color consultation companies and independent color consultants, which currently market products and services with which the Company's color science marketing approach and products would have to compete. Many of the competitors are established companies having, among other things, significantly greater financial, marketing and human resources than the Company and broader, more recognizable product lines than the Company, as well as established presence in the market and their own cosmetic manufacturing facilities, unlike the Company.

Many of the companies with which the Company competes rely on a variety of subjective techniques to determine color compatibility, such as video simulation techniques, computer processing of responses to questionnaires, material draping techniques and "white card to wrist" techniques. With these subjective techniques, results can vary from customer to customer, from geographical region to region, etc. Many of the Company's competitors have been quite successful in marketing their cosmetic lines based on the subjective techniques described above or by marketing cosmetics advertised as "color coordinated" even without being sold in connection with the subjective techniques. The Company believes that only its ColorMate(Registered Trademark) units and Intellectual Properties, and licensees thereof, can provide precisely accurate color analysis and that this capability provides significant marketing advantages. There can be no assurance that consumers will prefer products based on such determinations, rather than the products sold by most of the Company's competitors based on subjective techniques.

Other Potential Applications. To the extent the Company attempts to market products utilizing its Intellectual Properties in other industries, the Company will compete with established companies and technologies in those industries, which companies have, among other things, significantly greater financial, marketing and human resources than the Company, as well as an established presence in their own industries. In particular, other companies, including newer companies, that may have developed non-invasive detection and monitoring devices but that may or may not have obtained FDA marketing clearance, already have established certain relationships with large distribution companies based on other products they have developed and manufactured to date. In addition, the industrial color meter divisions of camera companies provide color measurement equipment in the paint, textile, automotive and food industries, and are the leaders in color measurement of products in these industries. In fact, the Company would be competing in these industries with suppliers of components for the ColorMate (Registered Trademark) units. These components employ the same color measurement technology and methodology as would the ColorMate(Registered Trademark) units if they were equipped with standard non-proprietary software for industrial application. However, in the standard industrial application the ColorMate(Registered Trademark) units are equipped with the Company's proprietary software programs and provide machine-to-machine stability and reproducibility. Other than in special applications, including applications requiring such machine-to-machine stability and reproducibility, the Company's Intellectual Properties and ColorMate(Registered Trademark) units do not provide batch to batch (for instance, dye lot to dye lot) color measurement superior to that provided by existing technology. However, the Company believes that the ColorMate(Registered Trademark) units can be marketed at prices less than those currently charged by such competitors for comparable color measurement instruments, even in standard industrial applications.

Government Regulations

The Company's advertising, sales practices, cosmetic products and medical products (including the labeling and packaging thereof) are and will be subject to applicable federal, state and local regulation (including regulation by the FDA, the Federal Trade Commission, and the Federal Communications Commission, under various laws such as the Fair Packaging and Labeling Act and/or any comparable state authority, agency or statute) and will be subject to regulation by comparable foreign authorities if the Company markets its ColorMate(Registered Trademark) units and products abroad. In addition, the research, development, testing, production and marketing of the Company's medical products are subject to extensive governmental regulation in the United States at the federal, state and local levels, and in certain other countries, that regulate direct selling activities. Non-compliance with applicable requirements may result in recall or seizure of products, total or partial suspension of production, refusal of the government to allow clinical testing or commercial distribution of products, civil monetary penalties, injunction and criminal prosecution.

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


The 510(k) clearance order obtained from the FDA's CDRH indicates that the Company's ColorMate(Registered Trademark)TLc-BiliTest(Registered Trademark) System is a Class II device, subjecting it to "general controls" and "special controls." Currently, the Company is unaware of any special controls applicable to the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System. The Company is not currently developing, manufacturing or distributing any Class III devices, although it may do so in the future. The Company also is subject to additional FDA and foreign statutes and regulations and/or may be subject to additional clearances or approvals to the extent the Company continues its efforts to test, manufacture and license the Intellectual Properties and lease the ColorMate(Registered Trademark) units to the medical community in additional or significantly modified forms or for new uses. The Company is subject to regulation by various governmental agencies that regulate direct selling activities. See "Risk Factors."

Although the Company has received FDA clearance on its ColorMate(Registered Trademark)TLc-BiliTest(Registered Trademark) System pursuant to a "substantial equivalence" determination order, in the form of a letter dated July 24, 1997 from the FDA's CDRH, authorizing the Company to commercially distribute its device for monitoring newborn infant jaundice by healthcare professionals in the United States, the Company also must comply with the other applicable statutes enforced, and applicable rules and regulations promulgated, by the FDA, in order to legally market the device. The "substantial equivalence" order states that the Company must comply with the medical device general controls, e.g., device establishment registration, medical device listing, good manufacturing practices (QSR requirements), medical device reporting, labeling requirements, and the statutory prohibitions against adulteration and misbranding.

The process of obtaining marketing clearance or approval for new medical products from the FDA can be costly and time consuming, and there can be no assurance that such clearance or approval will be granted for the Company's future products on a timely basis, if at all, or that FDA review will not involve delays that would adversely affect the Company's ability to commercialize additional or significantly modified products or to expand permitted uses of existing products. Regulatory clearance or approval to market a product from the FDA may entail limitations on the indicated uses of the product. The ability to market can be challenged (and possibly withdrawn) by the FDA due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial clearance. The Company may be required to file further marketing applications with the FDA under certain circumstances, such as the addition of product claims or product redesign. The FDA also could limit or prevent the manufacture or distribution of the Company's products, and has the power to require the recall of such products, given certain circumstances. FDA regulations depend heavily on administrative interpretation and there can be no assurance that future interpretation made by the FDA or other regulatory bodies will not adversely affect the Company. There can be no assurance the Company will be able to maintain substantial compliance with FDA requirements.

In order for the Company to market its products in Europe and certain other foreign jurisdictions, the Company and its distributors and agents must obtain and maintain required regulatory registrations or approvals and otherwise comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. Specifically, certain foreign regulatory bodies have adopted various regulations, among other things, governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country. To market its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System in the European Union, the Company sought ISO-9001/EN46001 certification and the right to affix the CE mark. ISO-9001/EN46001 certification recognizes that the Company has established a quality system for the design, development, manufacturing, servicing and distribution of its medical device. The CE mark is a symbol of quality and compliance with applicable European Union medical device directives. In March 1999, the Company received ISO-9001/EN46001 certification and passed a product inspection in February 1999 for purposes of receiving the right to affix the CE mark to such specific inspected product. The Company is awaiting a certification from the appropriate European authority to allow release of such specific inspected product for European Union distribution. The Company also has applied for and is awaiting the right to self-certify the product, without the need for third party specific product inspection and certification, for purposes of affixing the CE mark for European Union distribution. Failure to maintain ISO-9001/EN46001 certification, CE mark rights or other foreign regulatory registrations or approvals for the Company's medical products would prevent the Company from marketing its medical products abroad, which would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will obtain any other required regulatory registrations or approval in such countries or that it will not be required to incur significant costs in obtaining or maintaining such regulatory registrations or approvals. Delays in obtaining any registrations or approvals required to market the Company's products, failure to receive these registrations or approvals, or future loss of previously obtained certifications, rights, registrations or approvals could have a material adverse effect on the Company's business, financial condition and results of operations. The Company may rely on its third-party foreign distributors to comply with certain foreign regulatory requirements. The inability or failure of the Company or such foreign distributors to comply with varying foreign regulations or the imposition of new regulations could restrict the sale of the Company's products internationally and thereby adversely affect the Company's business, financial condition and results of operations.

The Company and any third party with which it has made contract manufacturing or other regulated arrangements will be required to adhere to applicable FDA regulations, including the QSR requirements and similar regulations in other countries, which include, among other things, testing, control, and documentation requirements. Ongoing compliance with QSR requirements and other applicable regulatory requirements will be strictly enforced in the United States through periodic inspections by federal and possibly state agencies, including the FDA, and in foreign jurisdictions by comparable agencies. The FDA revised the QSR requirements in 1996 which increases the cost of regulatory compliance for the Company. Failure to comply with applicable regulatory requirements could result in, among other things, warning letters, injunctions, civil monetary penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for devices, possible rescission or withdrawal of clearances or approvals previously obtained and criminal prosecution. The restriction, suspension or revocation of regulatory clearances or approvals, or government enforcement actions due to any failure to comply with regulatory requirements, could have a material adverse effect on the Company's business, financial condition and results of operations.

Future products developed by the Company and products currently under development may require FDA clearance through either 510 (k) or PMA application procedures. There can be no assurance that marketing clearances or approvals will be obtained on a timely basis or at all. Delays in receiving such clearances or approvals could have a material adverse effect on the Company.

The FDA also regulates the commencement and conduct of clinical investigations to determine the safety and effectiveness of unapproved investigational devices, including investigations involving new intended uses of previously cleared or approved devices. Clinical investigations are regulated by the FDA under the Investigational Device Exemptions ("IDE") regulations. The IDE regulations include significant requirements that must be met, including, but not limited to, informed patient consent, IRB review and approval of research protocols, reporting obligations to the FDA, recordkeeping requirements and prohibitions against commercialization of investigational devices. A sponsor must obtain FDA approval of an IDE application before starting the investigation, unless the device is found to be a non-significant risk ("NSR") device by the sponsor and each IRB that reviews and approves the study. The FDA, however, has the authority to determine that a study designated as involving an NSR device by the sponsor and IRBs involves a significant risk device, and to require that an IDE application be submitted and approved before the study can resume. In addition, a study of an NSR device must still comply with the above-referenced and certain other IDE requirements. A violation of the IDE regulations can result in a variety of sanctions, such as warning letters, prohibition against additional clinical research, the refusal to accept data and criminal prosecution. The Company also may provide devices for use in FDA approved or recognized clinical trials as a contract manufacturer.

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

While the Company believes its marketing programs meet the requirements of the anti-kickback statute and its implementing regulations, there is no guaranty that the HHS Office of the Inspector General would view all of the Company's marketing arrangements as meeting all of the requirements of the appropriate safe harbors. The Company has not sought, and has no present intention to seek, an HHS advisory opinion regarding any aspect of its current marketing arrangements. A finding of noncompliance with the anti-kickback laws by federal or state regulatory officials, including noncompliance with appropriate safe harbors, could have a material adverse effect on the Company.

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

American Medical Association ("AMA") CPT codes are generally used to facilitate the processing of insurance reimbursement claims and to provide a simplified reporting procedure. However, assignment of a code does not assure that the insurer will provide reimbursement or that the AMA endorses the medical procedure at issue. In March 1998, the Company was assigned AMA CPT Code 82250 for processing claims for use of the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System. The same code is assigned for the reimbursement of laboratory blood tests currently used to monitor newborn bilirubinemia (infant jaundice). Subsequently, the AMA informed the Company that CPT Code 84999 ("Unlisted Chemistry Procedure"), not Code 82250, was the assigned code. However, the AMA indicated that it was reviewing coding in this area generally. The Company believes the original Code 82250 is correct and will continue its efforts to have the AMA reassign this code, or apply for a new code. There can be no assurance that the Company will be reassigned the original CPT Code 82250. Claims for reimbursement under CPT Code 84999 may not be as easily processed for reimbursement as claims made under CPT Code 82250.

If the Company moves forward with European Union commercialization plans, and if the Company obtains necessary regulatory marketing approvals from other foreign countries, market acceptance of the Company's products in international markets will be dependent in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country and include both government sponsored health care and private insurance. Although the

Company intends to seek international reimbursement approvals, there can be no assurance that such approvals will be obtained in a timely manner, if at all.

The Company is unable to predict what changes will be made in the reimbursement methods utilized by third-party health care payors. Although the Company anticipates that hospitals and physicians will justify the use of the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System by clinical benefits that the Company believes will be derived from the use of the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System, there can be no assurance that this will be the case.

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

The outstanding principal amount of the Debentures (together with accrued interest thereon) is convertible until after the first anniversary of the closing. At that time, the Debentures are convertible into shares of Common Stock, at the option of the holder or holders thereof, at the conversion price of $5.00. However, at any time prior to April 14, 2000, such portion of the Debentures may be converted, at the option of the holder or holders thereof, as shall result in the issuance, upon such conversion, of not more than an aggregate of 200,000 shares of Common Stock. Subject to applicable securities laws, the holder or holders of such shares, in the aggregate, may only sell not more than an aggregate of 50,000 shares of such Common Stock issued upon such conversion during any one-month period ending prior to April 14, 2000. At any time after the 18-month anniversary of the closing, the Company may prepay the entire amount of the Debentures or any portion thereof for a prepayment price equal to the original principal amount of the Debentures plus all accrued and unpaid interest. At any time after the 18-month anniversary of the closing and prior to the Maturity Date, in the event the average closing bid price (as reported on the Nasdaq SmallCap Market or such other principal market or exchange on which the Common Stock is then traded) of the Company's Common Stock for any 10 consecutive trading days equals or exceeds $10.29, the Company can require conversion of the outstanding principal amount (together with accrued interest) of the Debentures into Common Stock at a conversion price of $5.00 per share.

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

An "Event of Default" under the Debentures shall constitute any of the following: (i) failure by the Company to make any payment (whether principal, interest or otherwise) on the Debentures when due and such default continues for ten days; (ii) breach of any of the representations or warranties made by the Company in the Debentures or Subscription Agreement therefor, or in any written statements furnished by the Company in connection with the financing; (iii) the Company shall fail to perform its agreements or obligations under the Debentures or the Subscription Agreement and such failure shall continue for 30 days; (iv) the Company shall (1) make an assignment of the benefit of its creditors or commence proceedings for its dissolution; or (2) apply for or consent to the appointment of a trustee, liquidator, custodian or receiver thereof, or for a substantial part of its property or business; (v) a trustee, liquidator, custodian or receiver shall be appointed for the Company or for a substantial part of its property or business without its consent and shall not be discharged within ninety (90) days after such appointment; (vi) bankruptcy, reorganization, insolvency or liquidation proceedings or other proceedings for relief under any bankruptcy law or any law of the relief of debtors shall be instituted by or against the Company and, if instituted against the Company, shall not be dismissed within ninety (90) trading days after such institution or the Company shall by any action or answer approve of, consent to, or acquiesce in any such proceeding or admit the material allegations of, or default in answering a petition filed in any such proceeding; or (vii) the Company shall dispose of all or substantially all of its assets in one or more transactions or shall redeem more than a de minimis amount of its outstanding shares of capital stock.

Following the occurrence of any Event of Default which is not waived by the Debenture holders, the holders may accelerate the maturity of the Debentures, whereupon all principal and interest thereunder shall be immediately due and payable. See "Risk Factors."

The Company has agreed on definitive basic terms with two potential marketing and distribution partners for the exclusive distribution of the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System in the hospital, pediatrician and home healthcare markets. Both of these proposals include terms requiring minimum annual placements of the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System and TLc-Lensette(Trademark) calibration standards and/or charges per use. The Board is reviewing both sets of terms as well as recommendations of its advisors and the Company anticipates selecting one of these distributors shortly.

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

Initially, the Rights are attached to the Company's Common Stock and are not exercisable. They become detached from the Common Stock, and become immediately exercisable, (i) following expiration of the Board of Directors' right to redeem the Rights during the ten-day window period (the "Window Period"), or any extension of the Window Period, after any person or group (other than the exempted shareholder) becomes the beneficial owner of 20 percent or more of the Company's Common Stock (other than acquisitions which are approved in advance by the Board of Directors), or (ii) ten days after any person or group announces a tender or exchange offer that would result in that same beneficial ownership level (other than pursuant to certain permitted offers).

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

The Plan exempts any existing shareholder (including Darby Macfarlane, the Company's founder and Chief Executive Officer, her heirs and entities controlled by her, currently the owners of approximately 861,896 shares of the Company's Common Stock, 1,380,000 shares of the Company's Class A Preferred Stock and 450,000 options granted pursuant to the Company's 1992 Stock Option Plan), so long as the number of shares of Common Stock beneficially owned by that shareholder does not exceed, with respect to all such exempt shareholders other than Mrs. Macfarlane, by more than ten percent (by acquisition) the number of shares of Common Stock beneficially owned by that shareholder as of December 30, 1998. In the case of Mrs. Macfarlane, such ownership cannot exceed by more than one percent the sum of (i) the shares of Common Stock beneficially owned by Mrs. Macfarlane as of December 30, 1998, plus (ii) all shares acquired upon exercise of options issued to Mrs. Macfarlane and her heirs, relatives and entities controlled by her, including, without limitation, options issued under the Company's 1992 Stock Option Plan, plus (iii) all shares issued upon conversion of the Class A Preferred Stock owned by Mrs. Macfarlane and her heirs, relatives and entities controlled by her.

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

Additionally, at the Special Meeting, the shareholders approved an amendment to the Company's Certificate of Incorporation (i) to extend for two years from December 31, 1998 to December 31, 2000 the expiration date of the period during which the Company's outstanding Class A Convertible Preferred Stock can become convertible into Common Stock upon the Company's achieving certain stock performance or earnings goals, (ii) to extend the date by which the Company is to call the Class A Convertible Preferred Stock for redemption from December 31, 1998 to December 31, 2000, (iii) to revise the market price conversion feature of the Class A Convertible Preferred Stock to provide for adjustment upon the occurrence of certain events involving the Common Stock, including stock splits, reclassifications and the payment of stock dividends, and (iv) to delete from the formula for the calculation of the earnings goal that need to be satisfied to trigger the conversion feature of the Class A Convertible Preferred Stock, extraordinary items and revenues generated by businesses acquired by the Company.

Lastly, at the Special Meeting, the shareholders approved an amendment to the Company's 1992 Stock Option Plan, as amended (the "1992 Plan"), to increase the number of shares of Common Stock with respect to which options may be granted from 2,000,000 to 3,000,000.

Risk Factors

Limited Operating History. The Company has a limited operating history upon which its prospects can be evaluated. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. Until 1986, the Company was principally engaged in research and development relating to the Intellectual Properties, ColorMate(Registered Trademark) units and the Company's Beauty-Aid Products. From early 1986 through October 1987, the Company was engaged in limited test-marketing of certain of the Intellectual Properties and Beauty-Aid Products through its former licensees. From October 1987 until June 1991, the Company was principally engaged in the Avon Project. Since 1991, the Company has been engaged in the research and development of its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System for the monitoring of newborn bilirubinemia (infant jaundice), the development of prototypes of additional versions of the ColorMate(Registered Trademark) unit and the refinement of its technologies for other applications. From October 1990 to date, the Company has not generated any material revenues and there can be no assurance it will be able to do so in the future. The Company's business is subject to the risks inherent in the development of new products using new technologies and approaches, many of which are beyond the Company's control, such as unanticipated development, manufacturing and regulatory delays and expenses. There can be no assurance that unforeseen problems will not develop with these technologies or applications, that the Company will be able to successfully address technological challenges it encounters in its research and development program or that commercially feasible products will ultimately be successfully developed and marketed by the Company.

Operating Losses. The Company has incurred significant losses from operations for the years ended December 31, 1998 and December 31, 1997 ($7,284,800 and $5,053,100, respectively). The Company anticipates incurring substantially increased operating expenses as it attempts to expand its marketing and sales activity, incurs manufacturing expenses for the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System and otherwise continues to implement its business plan, including for the medical application involving the monitoring of newborn bilirubinemia (infant jaundice). There can be no assurance the Company will not continue to incur such losses or will ever generate revenues at levels sufficient to support profitable operations.

Although the Company anticipates that the future expenses regarding FDA application costs and related patent application costs should be significantly less than amounts incurred prior to receipt of the initial FDA marketing clearance, the Company will continue to incur significant additional costs and expenses in connection with FDA manufacturing and other regulations, state regulatory requirements and foreign market clearances and other requirements. Additional expenses are anticipated in connection with certain international multicenter studies being conducted on the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System. See "Business." In addition, the Company expects to incur significant expenses relating to manufacturing expenses, products liability insurance, legal and regulatory compliance, including QSR/GMP quality system substantial compliance, as well as research and development for new potential applications, and implementation of the next phase of its efforts to successfully commercialize the medical application of its technology. The Company also anticipates significantly higher compensation expenses in connection with increased hiring to staff its medical division. See "Liquidity and Capital Resources," below. The Company will also incur additional expenses implementing additional testing and clinical trials of its technologies for the possible monitoring of other chromogenic diseases. Further, the Company anticipates significantly higher legal expenses in connection with its defense of certain class action suits that have been brought against the Company and as the Company explores all of its potential legal remedies. See "Legal Proceedings."

Need for Additional Financing; Cessation of Operations. The Company has limited resources and has not been able to finance its activities with cash flow from operations since fiscal 1989. There can be no assurance that proceeds from the Debentures or remaining proceeds from the previous exercise of its Placement Agent Warrants and Warrants, together with any anticipated sales revenues, future distributor payments and/or additional financing, if any, will be sufficient to fund operations until December 31, 1999, that sufficient sales levels, if any, will be achieved thereafter to fund operations or that the Company will not incur additional unanticipated expenses. In this regard, if the Company is unable to successfully market its Intellectual Properties, ColorMate(Registered Trademark) units and Beauty-Aid Products, and in particular, its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System for monitoring of newborn bilirubinemia (infant jaundice), it is extremely doubtful it will be able to obtain additional future financing and, at such point, may have to cease operations. The Company's continued operation will depend on the successful marketing of the ColorMate(Registered Trademark) unit, its ability to obtain significant commercial sales of the Beauty-Aid Products and/or licensing and leasing fees from its Intellectual Properties and the ColorMate(Registered Trademark) units, and the availability of future financing. The Company expects that, in addition to the Debentures, further financing will be required to successfully commercialize the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System and any additional medical application of its technologies. There can be no assurance that the Company will be able to obtain additional financing, such commercial sales or fees, in which case the Company's operations would be materially adversely affected and it may be forced to significantly curtail and/or cease operations.

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

No Assurance of Successful Commercialization of ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System. The Company's current ability to generate revenues and to achieve profitability and positive cash flow in the immediate future substantially will depend on the successful introduction of the medical application of its technology to monitor newborn bilirubinemia (infant jaundice). Although the Company is aware that studies have been conducted on non-invasive transcutaneous bilirubinometer devices other than the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System and that some of these devices have received FDA marketing clearance, the Company believes the ability of the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System to accurately provide an estimate of serum bilirubin levels in babies over a wide range of gestation, in babies of all racial categories and in babies receiving phototherapy, distinguishes it from the other existing non-invasive bilirubinometers with FDA clearance for commercial marketing. While the Company believes the non-invasive nature of its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System for monitoring newborn bilirubinemia (infant jaundice) provides benefits to patients, no assurance can be given that the medical community will accept and support the Company's medical device. There is no assurance that the Company's ColorMate(Registered Trademark) Device for newborn bilirubinemia (infant jaundice), or other future medical applications of the Company's technology will be capable of being produced in commercial quantities at acceptable costs. There can be no assurance that the existing medical applications for monitoring newborn bilirubinemia (infant jaundice), or for future applications even if all regulatory and reimbursement approvals are obtained, will be successfully marketed or achieve any significant degree of market acceptance among physicians, health care payors and others. The medical community generally has had limited exposure to the Company and its proposed medical application. Because the medical community is generally relatively slow to adopt new technologies, procedures or devices, the Company might be unable to gain access to potential customers to demonstrate the operation and efficacy of its Intellectual Properties in the medical field. Even if the Company gains access to sufficient potential customers, no assurance can be given that members of the medical community will perceive a need for or accept the Company's proposed medical application.

Physicians and other health care professionals will not recommend or use the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System unless they determine, based on experience, clinical data, relative cost, and other factors, that the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System is an attractive alternative to reducing the current traumatic blood tests that have a long history of safe and effective use. The Company has begun conducting additional independent studies in order to achieve acceptance in the medical community. See "Business." The Company believes that recommendations by physicians and clinicians will be essential for the market acceptance of these products, but there can be no assurance that any such recommendations will be obtained. To the extent the Company is able to market and distribute its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System, broad market acceptance of the Company's device will require the training of numerous physicians and clinicians, and the time required to complete such training could result in a delay of successful commercial distribution to the medical market. Moreover, obtaining and maintaining health care payors' approval of reimbursement for the Company's products, and the level of reimbursement made available, will be an important factor in establishing pricing, structure and market acceptance. In addition, purchase decisions for the device will be greatly influenced by health care administrators who are subject to increasing pressures to reduce costs. Some purchasers, such as hospitals, pediatrician's offices and home health care facilities, also might be reluctant to purchase products from a company that has not demonstrated the ability to satisfy ongoing delivery requirements. In addition, hospitals, clinics and pediatricians may be unwilling or unable to commit funds to the purchase of the Company's ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System due to institutional budgetary constraints.

User acceptance of these products will depend on many factors, including physician recommendations, the degree, rate and severity of potential complications, the cost and benefits compared to competing products or alternative medical treatments, available reimbursement and other considerations. In addition, the Company's pricing policies could adversely impact market acceptance of these products as compared to competing products and alternative treatments. If any of the Company's marketing or development programs are not successfully completed, required regulatory approvals or clearances are not maintained, or products for which approvals or clearances are obtained (such as the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System) are not commercially successful, the Company's business, financial condition and results of operations would be materially adversely affected. There can be no assurance that the Company will be able to successfully address any problems that may arise during the commercialization process of its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System.

Early Stage of Development of Other Potential Medical Applications. Although the Company has received FDA clearance to commercially market its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System as described above, has conducted early stage research and commenced initial clinical studies with respect to certain other Chromogenic Diseases identified by the Company (See "Business"), the Company's clinical and research development programs for other medical applications of its technology are at a very preliminary stage and substantial additional research and development and further clinical trials will be necessary before commercial versions of any additional proposed products are submitted for FDA marketing clearance and produced for other such medical applications. The Company could encounter unforeseen problems in the development of such other products such as delays in conducting clinical trials, delays in the supply of key components or delays in overcoming technical hurdles. There can be no assurance that the Company will be able to successfully address the problems that may arise during the development/commercialization process. In addition, there can be no assurance that any of the Company's proposed products for any such other medical application will be successfully developed, proven safe and efficacious in clinical trials or meet applicable regulatory standards and requirements.

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

Lack of Marketing and Sales Experience. The Company has not previously licensed its Intellectual Properties for use in any industry other than the beauty aid, hosiery and cosmetics industries and management of the Company has not had any experience in marketing the Intellectual Properties, ColorMate(Registered Trademark) units or Beauty-Aid Products in any other field. Prior to licensing the Company's Intellectual Properties in any industry, including the cosmetic, beauty aids and fashion industries, the Company will be required to develop additional marketing skills relevant to such industries and conduct significant further marketing activity, and in certain of these industries, overcome regulatory hurdles, professional skepticism and develop specific practical applications therefor. The Company's medical support and sales division was only recently established and there can be no assurance it will successfully generate commercial levels of sales. There can be no assurance that the Company will be able to successfully maintain a marketing and sales force, or that it will be able to enter into additional marketing and sales agreements with third parties on acceptable terms.

Dependence on Marketing and Distribution Arrangements with Third Parties. The Company has established a medical division to support its own and third party initial marketing efforts and has entered into a separate third party manufacturing agreement for the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System. The Company's business strategy for the commercialization of its medical products depends upon the Company's ability to selectively enter into and maintain arrangements with leading marketing and distribution companies in the medical field. There can be no assurance that the Company will be able to do so. Any revenues to be received by the Company from its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System will be dependent on arrangements with third parties for marketing, distribution and sales of the products. The obligation of any potential third party to fund or undertake the marketing, distribution and/or sale of the product covered by any arrangements with the Company may be dependent upon the satisfaction of certain goals or "milestones" by certain specified dates, some of which are outside the Company's control. To the extent that the obligations of any third party to fund or undertake the foregoing activities are not contingent upon the satisfaction of certain goals or milestones, a third party may retain a significant degree of discretion regarding the timing of these activities and the amount and quality of financial, personnel and other resources that they devote to these activities. Furthermore, there can be no assurance that disputes will not arise between the Company and any third party regarding their respective rights and obligations under the arrangements. Finally, there can be no assurance that a third party will not be unable, due to financial, regulatory or other reasons, to satisfy its obligations under its collaborative arrangement with the Company or will not intentionally or unintentionally breach its obligations under the arrangement.

There can be no assurance that any third party will not, for competitive reasons, support, directly or indirectly, a company or product that competes with the Company's business. Furthermore, any dispute between the Company and a third party might require the Company to initiate or defend expensive litigation or arbitration proceedings.


Any significant dispute with or breach by, inability to perform by, or termination of any arrangement with such third party would require the Company to seek and reach an agreement with another third party or to assume, to the extent possible and at its own expense, all the responsibilities being undertaken by the first such third party. There can be no assurance that the Company would be able to reach an agreement with a replacement third party. If the Company were not able to find a replacement third party, there can be no assurance that the Company would be able to perform or fund the activities for which the first such third party would be responsible. Even if the Company were able to perform and fund these activities, the Company's capital requirements would increase substantially. In addition, the further manufacture, development, marketing, distribution and sale of the product covered by such arrangement would be significantly delayed.

Dependence on Medical Device Manufacturer. The Company does not itself manufacture the ColorMate(Registered Trademark) units, the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System or the Beauty-Aid Products, and in the past has been wholly dependent on third-party OEMs of parts, assemblers, cosmetics suppliers and textile suppliers. The Company may encounter various problems in establishing and maintaining manufacturing relationships and/or operations, resulting in inefficiencies and delays. Specifically, companies often encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel. In addition, the manufacturing facilities retained by the Company to manufacture its ColorMate(Registered Trademark) products for medical applications are subject to FDA QSR requirements and other regulatory requirements, international quality standards (such as ISO 9001/EN46001) and other regulatory requirements. Currently, the Company is dependent on the sole source manufacturer of the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System under the existing exclusivity arrangements. The Company will have to maintain relationships with such manufacturer and third party suppliers of component parts for the production of its devices. There can be no assurance the Company will be able to maintain its relationships with its current manufacturer, or will be able to maintain arrangements with the other parts suppliers or assemblers on terms satisfactory to the Company. Although the Company believes that a number of manufacturers are capable of manufacturing and assembling the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System, any change in manufacturers, or the retention of additional subcontractors, could result in additional costs and delays. Difficulties encountered by the Company in subcontracting to third-party manufacturers, scaling up production or failure by the Company to utilize manufacturing facilities in substantial compliance with FDA requirements, international quality standards or other regulatory requirements, could result in a delay or termination of production or regulatory enforcement action, which could have a material adverse effect on the Company's business, financial condition and results of operations.

In connection with manufacturing of the ColorMate(Registered Trademark) units, the Company could be required to make significant advance payments, obtain letters of credit, cause potential customers or licensees to advance funds under their agreements entered into with the Company or otherwise secure its payment obligations to third-party manufacturers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Although the Company's existing manufacturing agreement for the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System does not require such obligations, there can be no assurance the Company will be able to maintain the existing relationship, or that the Company will be able to enter into replacement agreements that do not provide for such obligations and are otherwise on acceptable terms. There can be no assurance the Company will be able to secure its payment obligations itself or by having customers and/or licensees advance funds, or otherwise be able to manufacture the ColorMate(Registered Trademark) units or obtain further manufacture of the ColorMate(Registered Trademark) units or its products.

To the extent the Company obtains any required FDA clearance for and markets the Bilirubin LED Device or markets the ColorMate(Registered Trademark) LED Device, the Company will need to outsource the production and assembly of the components of the Bilirubin LED Device and the ColorMate(Registered Trademark) LED Device to third party manufacturers and assemblers. One of the components of the Bilirubin LED Device is available from only one supplier. The Company is reliant on that one source of supply and these products would require a major redesign in order to incorporate any substitute components.


Lack of Market Penetration in Other Industries. The Company has not yet achieved commercial market penetration in any industry, and there can be no assurance the Company will be able to do so in the future. The Company has not achieved significant levels of cosmetics sales from its ColorMate(Registered Trademark) unit locations, and expects, based on the de minimus cosmetics sales levels achieved per location to date, that it will have to greatly increase the number of ColorMate(Registered Trademark) unit installations to achieve significant levels of cosmetics sale revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company also believes, based on its operating history since February 1993, that obtaining such increased cosmetic sales revenue will take significantly longer to achieve than was originally anticipated. At December 31, 1997, most of the inventory of the Company's cosmetics products was in excess of requirements based on the recent level of sales. After giving effect to the $100,000 write off in 1996 and the $75,000 write off in 1997, management believes no further significant loss will be incurred on the disposition of inventory. No estimate can be made of a range of amounts of loss that are reasonably possible should the Company's expectations not be met. There can be no assurance that no such loss will be incurred upon the disposition of inventory. In order to implement its marketing plans in the United States and abroad, including in industries in which the Company does not have prior experience, the Company will have to develop additional marketing skills and incur significant expenses on sales and marketing activities, including hiring finders, new personnel and consultants, and entering into arrangements with retailers and distribution companies having a regional or national presence. There can be no assurance the Company's marketing plan will be successful.

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

Plaintiffs purport to bring the Action on behalf of all purchasers of the common stock of the Company, between July 30, 1997 and June 9, 1998, seeking damages for the alleged violation by defendants of Section 10(b) of the Securities Exchange Act of 1934, 15 U.S.C. ss.78j(b), and Rule 10b-5 promulgated thereunder, 17 C.F.R. ss.240.10b-5, and pursuant to Section 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. ss.78t(a), with respect to the individual named defendants as "controlling persons." The complaint alleges that the Company "embarked upon a scheme" to inflate the price of the Company's Common Stock by making false and misleading statements concerning: (i) the new and innovative nature of the Company's ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System; (ii) the market size and revenue potential of the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System; and (iii) the existence and status of negotiations with potential distributors of the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System. The allegations of the complaint arise principally from a "report" prepared by Manuel I. Asensio of Asensio & Company, Inc. that was disseminated at the close of the putative class period.

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

Potential International Operations. The Company believes that sales of products to customers outside of the United States represents a significant potential source of growth. Following compliance with applicable foreign regulatory requirements, the Company expects to market its medical products internationally through affiliates and distributors. The primary targeted markets for the Company's products outside the United States are Western Europe, Canada, Asia, South Africa and South America. See "Business The Bilirubin Project." The Company also intends to contract with a number of foreign manufacturers to provide certain of its sourcing needs for its medical device, although there can be no assurance it will be able to do so. To market its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System in the European Union, the Company sought ISO-9001/EN46001 certification and the right to affix the CE mark. ISO-9001/EN46001 certification recognizes that the Company has established a quality system for the design, development, manufacturing, servicing and distribution of its medical device. The CE mark is a symbol of quality and compliance with applicable European Union medical device directives. In March 1999, the Company received ISO-9001/EN46001 certification and passed a product inspection in February 1999 for purposes of receiving the right to affix the CE mark to the specific inspected product. The Company is awaiting a certification from the appropriate European authority to allow release of the specific inspected product for European Union distribution. The Company also has applied for and is awaiting the right to self-certify the product, without the need for third party specific product inspection and certification, for purposes of affixing the CE mark for European Union distribution. There can be no assurance the Company will receive release of the already inspected product, or will receive the right to self-certify future products, which in either case would have a material adverse effect on the Company's plan for European Union distribution.

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

Prior Marketing Attempts. Other than the Company's marketing efforts with Avon, arrangements with IMS and its beauty salon placements and the Nordstrom's contract, the Company's own attempts to license and/or lease its Intellectual Properties and the ColorMate(Registered Trademark) units and to market its Beauty-Aid Products independently and/or through licensees never proceeded beyond the test marketing stage. There can be no assurance the Company will in the future achieve commercial leasing of its ColorMate(Registered Trademark) units and commercial licensing of the Intellectual Properties or the sale of the Beauty-Aid Products. In addition, other than its installation of ColorMate(Registered Trademark) units in beauty salons and beauty-related businesses (which are generating insignificant revenue), the Company's revenue generating activities have been primarily conducted in conjunction with its former licensees (i.e., Clairol, Hanes and Avon), that provided substantial economic, administrative, marketing and advertising support. There can be no assurance that without the support of a marketing partner with financial resources, an advertising budget, market presence and consumer recognition, the Company will be able to achieve successful operations, including for medical applications of its products and technologies. Further, there can be no assurance the Company will ever develop a commercial market for the licensing or leasing of its ColorMate(Registered Trademark) units and Intellectual Properties, for the sale of the Beauty-Aid Products or for any medical applications of its technologies.

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

Now that the Company has developed its own marketing and sales capabilities, it will compete with other companies that have experienced and well-funded marketing and sales operations. In addition, the Company's ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System, as well as any future medical applications marketed by the Company, will compete with existing devices, technologies and methods in achieving acceptance in the medical community and in attracting support from independent medical device distribution organizations which sell medical equipment to the anticipated target market (i.e., hospitals, pediatrician's offices and home health care services).

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

There can be no assurance that the Company's copyright protection for the software used in the ColorMate(Registered Trademark) Systems will provide it with a competitive advantage in that it may be possible for a competitor independently to develop similar software, design around the Company's copyrighted software or otherwise independently develop software with the capacity to accurately measure skin tone categories and conduct comparative color analysis.

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

Failure to Obtain and Maintain Third-Party Reimbursement. In the United States and elsewhere, sales of medical products and their use are dependent, in part, on the ability of consumers of these products to obtain reimbursement for all or a portion of their cost from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. If the Company brings its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System or other future products to market, there can no assurance that such products will be considered cost effective and that reimbursement to the consumer will be or continue to be available, or sufficient to allow the Company to sell its medical device products on a competitive basis. Moreover, obtaining and maintaining health care payors' approval of reimbursement for the Company's products or their use, and the level of reimbursement made available, will be an important factor in establishing pricing, structure and market acceptance. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third-party health care payors. Furthermore, the Company could be adversely affected by changes in reimbursement policies of governmental or private health care payors.

American Medical Association ("AMA") CPT codes are generally used to facilitate the processing of insurance reimbursement claims and to provide a simplified reporting procedure. However, assignment of a code does not assure that the insurer will provide reimbursement or that the AMA endorses the medical procedure at issue. In March 1998, the Company was assigned AMA CPT Code 82250 for processing claims for use of the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System. The same code is assigned for the reimbursement of laboratory blood tests currently used to monitor newborn bilirubinemia (infant jaundice). Subsequently, the AMA informed the Company that CPT Code 84999 ("Unlisted Chemistry Procedure"), not Code 82250, was the assigned code. However, the

AMA indicated that it was reviewing coding in this area generally. The Company believes the original Code 82250 is correct and will continue its efforts to have the AMA reassign this code, or apply for a new code. There can be no assurance that the Company will be reassigned the original CPT Code 82250. Claims for reimbursement under CPT Code 84999 may not be as easily processed for reimbursement as claims made under CPT Code 82250.

Since receiving FDA marketing clearance in the United States, the Company has undertaken the procedures to obtain required international regulatory clearances for its monitoring technology for newborn bilirubinemia (infant jaundice). If the Company obtains the necessary foreign regulatory clearances, market acceptance of the Company's products in international markets will be dependent in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country and include both government sponsored health care and private insurance. Although the Company intends to seek international reimbursement approvals, there can be no assurance that such approvals will be obtained in a timely manner, if at all. Failure to obtain and maintain third-party reimbursement coverage for use of the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System will have a material adverse effect on the Company's ability to commercialize its technology for medical applications.

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

Although the Company has received FDA marketing clearance of its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System pursuant to a "substantial equivalence" determination order, in the form of a letter dated July 24, 1997 from the FDA's CDRH, authorizing the Company to commercially distribute its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System for monitoring newborn bilirubinemia (infant jaundice) by healthcare professionals in the United States, the Company also must comply with the other applicable statutes and applicable rules and regulations promulgated by the FDA, in order to legally market the device. The "substantial equivalence" order states that the Company must comply with the medical device general controls, e.g., device establishment registration, medical device listing, good manufacturing practices (QSR requirements), medical device reporting, labeling, and the statutory prohibitions against adulteration and misbranding. The order also states that the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System is a Class II device which may be subject to additional special controls.

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

In order for the Company to market its products in Europe and certain other foreign jurisdictions, the Company and its distributors and agents must maintain required regulatory registrations or approvals and otherwise comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. Specifically, certain foreign regulatory bodies have adopted various regulations, among other things, governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country. To market its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System in the European Union, the Company sought ISO-9001/EN46001 certification and the right to affix the CE mark. ISO-

9001/EN46001 certification recognizes that the Company has established a quality system for the design, development, manufacturing, servicing and distribution of its medical device. The CE mark is a symbol of quality and compliance with applicable European Union medical device directives. In March 1999, the Company received ISO-9001/EN46001 certification and passed a specific product inspection in February 1999 for purposes of receiving the right to affix the CE mark to the specific inspected product. The Company is awaiting a certification from the appropriate European authority to allow release of the inspected product for European Union distribution. The Company also has applied for and is awaiting the right to self-certify the product, without the need for third party specific product inspection and certification, for purposes of affixing the CE mark for European Union distribution. There can be no assurance the Company will receive release of the already inspected product, or will receive the right to self-certify future products, which in either case would have a material adverse effect on the Company's plan for European Union distribution. Failure to maintain ISO 9001/EN 46001 certification, CE mark rights or other foreign regulatory approvals for the Company's medical products would prevent the Company from marketing its medical products abroad, which would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will obtain any other required regulatory registrations or approval in such countries or that it will not be required to incur significant costs in obtaining or maintaining such regulatory registrations or approvals. Delays in obtaining any registrations or approvals required to market the Company's products, failure to receive these registrations or approvals, or future loss of previously obtained registration or approvals could have a material adverse effect on the Company's business, financial condition and results of operations. The Company may rely on its third-party foreign distributors to comply with certain foreign regulatory requirements. The inability or failure of the Company or such foreign distributors to comply with varying foreign regulations or the imposition of new regulations could restrict the sale of the Company's products internationally and thereby adversely affect the Company's business, financial condition and results of operations.

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

Product Liability. The medical products industry is subject to substantial product liability litigation, and the Company faces an inherent business risk of exposure to product liability claims in the event that the use of its products is alleged to have resulted in adverse effects to a patient or product user. Any such claims could have a material adverse effect on the Company, including on market acceptance of its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System. As the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System enters commercial use, the Company will be in a field where it may become subject to product liability claims by patients and/or users and might become a defendant in product liability litigation. Although the Company has product liability insurance, there can be no assurance that it will be able to maintain such product liability insurance or that such insurance would be sufficient to protect the Company against any such liabilities.

The Company maintains its own product liability insurance with respect to cosmetic and beauty aid applications. There can be no assurance that such insurance will be adequate to protect the Company from claims that may be brought against it by users of the ColorMate(Registered Trademark) units or its Beauty-Aid Products.

The Company has not established, and the Company does not intend to establish, any reserves against any of the foregoing liabilities. In the event of an uninsured or inadequately insured product liability claim in the future based on the performance of the Company's ColorMate(Registered Trademark)
TLc-BiliTest(Registered Trademark) System, its

ColorMate(Registered Trademark) units or Beauty-Aid Products, the Company's business and financial condition could be materially adversely affected and the Company could be forced to cease operations.

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

Item 2.  Properties

The Company's executive offices, consisting of approximately 15,000 sq. ft. of space, are located in New York, New York and are occupied pursuant to a month to month lease. The Company is currently negotiating the lease. Rentals under such month to month lease (including storage facilities) currently are being paid at the rate of $21,000 per month, plus occupancy costs. Additionally, the Company leases approximately 1,500 sq. ft. of space in Spokane, Washington which is used for research and development activities pursuant to a month to month lease. Rentals under such lease are $2,018 per month.

The Company also occupies approximately 2,000 sq. ft. of space located in Riverdale, New York, which is used for research and development activities and manufacturing administration, at a cost of $1,620 per month, which space is subleased by the Company from Darby Simpson Macfarlane, a director, officer and principal shareholder of the Company; such rent is equal to Mrs. Macfarlane's actual lease cost for such premises. The Company paid Mrs. Macfarlane $19,400 for such space in 1998. The Company also maintains approximately 1,000 sq. ft. of space at 10 Old Jackson Avenue, Hastings-on-Hudson, New York, at the residence of Mrs. Macfarlane which is used for research and development activities and administrative offices for extensive overtime hours spent on management and research and development. The Company paid Mrs. Macfarlane approximately $9,600 for such space in 1998.

The Company also occupies approximately 1,000 sq. ft. of space located in Milford, Connecticut which is leased pursuant to a month to month lease at a cost of $1,670 per month, and used primarily as office space for the Company's medical marketing, sales and distribution support division.

The Company occupies all of the spaces described above on an exclusive basis except for the space located at the residence of Mrs. Macfarlane which it shares with Mrs. Macfarlane.


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

Plaintiffs purport to bring the Action on behalf of all purchasers of the common stock of the Company, between July 30, 1997 and June 9, 1998, seeking damages for the alleged violation by defendants of Section 10(b) of the Securities Exchange Act of 1934, 15 U.S.C. ss.78j(b), and Rule 10b-5 promulgated thereunder, 17 C.F.R. ss.240.10b-5, and pursuant to Section 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. ss.78t(a), with respect to the individual named defendants as "controlling persons." The complaint alleges that the Company "embarked upon a scheme" to inflate the price of the Company's Common Stock by making false and misleading statements concerning: (i) the new and innovative nature of the Company's ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System; (ii) the market size and revenue potential of the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System; and (iii) the existence and status of negotiations with potential distributors of the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System. The allegations of the complaint arise principally from a "report" prepared by Manuel I. Asensio of Asensio & Company, Inc. that was disseminated at the close of the putative class period.

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

The following table sets forth the votes cast for each proposal presented at the Company's annual meeting:


                                           Election of Directors

                            Votes For   Votes Against   Abstentions   Broker Non-Votes
                            ---------   -------------   -----------   ----------------
Darby S. Macfarlane        16,417,657      240,184           0               0
David Kenneth Macfarlane   16,415,982      241,859           0               0
Leslie Foglesong           16,418,707      239,134           0               0
Edmund Vimond              16,408,342      249,499           0               0
Edward Mahoney             16,412,117      245,724           0               0



                                       Appointment of BDO Seidman LLP

                            Votes For   Votes Against   Abstentions   Broker Non-Votes
                            ---------   -------------   -----------   ----------------
                           16,528,602       38,939         90,300            0



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


There can be no assurance that an active public trading market for the Common Stock will continue. Prior to February 8, 1993, the date on which the Common Stock was approved for quotation on the Nasdaq Stock Market SmallCap Market ("NASDAQ"), there was no public market for the Common Stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily reflect actual transactions. On April 13, 1999, the last reported bid price for the Common Stock was $7.938 per share. The Warrants expired by their terms on November 5, 1997. However, the Company agreed to extend the expiration date of the 20,823 Warrants which had not been exercised as of the date for a limited period of time in order to permit the Company to satisfy certain state securities law filing requirements which were necessary in order for certain holders to exercise their Warrants. The Company made the required state securities law filings and some of those Warrants were subsequently exercised but 10,590 Warrants were not exercised prior to the extended expiration date. There were 119 holders of record of the Common Stock as of April 13, 1999, including nominees for an unknown number of beneficial holders.


The following tables set forth the high and low bid prices for the Common Stock and the Warrants for each of the periods indicated (after giving retroactive effect to the February 1998 3 for 2 Stock Split):

                                             Common Stock

                                Period                            Price
                                ------                            -----
                                                           High            Low
                                                           ----            ---
             January 1, 1997 to March 31, 1997             6.352          2.805
             April 1, 1997 to June 30, 1997                5.610          1.980
             July 1, 1997 to September 30, 1997            9.900          4.455
             October 1, 1997 to December 31, 1997         12.540          8.002
             January 1, 1998 to March 31, 1998            17.375          7.172
             April 1, 1998 to June 30, 1998               18.000          3.375
             July 1, 1998 to September 30, 1998            6.000          2.375
             October 1, 1998 to December 31, 1998          8.438          2.563

                                              Warrants

                                Period                            Price
                                ------                            -----
                                                           High            Low
                                                           ----            ---
             January 1, 1996 to March 31, 1996            $3.712         $0.495
             April 1, 1996 to June 30, 1996                5.527          1.980
             July 1, 1996 to September 30, 1996            2.145          0.618
             October 1, 1996 to December 31, 1996          1.608          0.453

             January 1, 1997 to March 31, 1997             3.413          0.624
             April 1, 1997 to June 30, 1997                3.247          0.749
             July 1, 1997 to September 30, 1997            6.993          1.830

             October 1, 1997 to November 5, 1997           9.490          4.662

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


                                             Years Ended December 31,
                                             ------------------------
                                 1998           1997           1996           1995           1994
                             -----------    -----------    -----------    -----------    -----------
Total Assets                   7,878,200     10,752,600      6,747,500      3,489,900      2,436,300
Total Liabilities              1,295,200        842,500        791,500        599,700        804,100
Redeemable Preferred Stock        13,800         13,800           --             --             --
Stockholders' Equity           6,569,200      9,896,300      5,942,200      2,876,400      1,618,400
Lease, license and service
  contract revenues               45,000         10,500         66,100        167,000        193,600
Interest Income                  372,000        238,900        220,800        117,800         26,900
Loss                          (7,284,800)    (5,053,100)    (4,442,300)    (2,494,300)       (96,300)
Loss per share - Basic
  and diluted (*)                  (0.49)         (0.40)         (0.51)         (0.39)         (0.02)


(*) Loss per share was retroactively adjusted to reflect the three for two split of February 1998.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Fiscal Year 1998 Compared to Fiscal Year 1997


The Company incurred net losses of $7,284,800 and $5,053,100 for fiscal years 1998 and 1997, respectively, as revenues received have not been significant relative to the Company's expenses incurred in implementing its business plan. The $2,231,700 increase in such losses in 1998 as compared to 1997 is primarily attributable to the Company's continuing implementation of its long-range business plan to seek commercial applications of its Intellectual Properties and technologies in the medical field, including an increase in costs and expenses regarding: consultants' compensation (which increased by $67,300 in 1998 compared to 1997); legal expenses incurred in respect of the Company's negotiations with its medical device manufacturer and potential distribution partners, the recent litigation and matters related to the short selling activities in the Company's stock, and legal, consulting and other related expenses regarding regulatory compliance with respect to manufacturing and other requirements for the Company's ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System (which increased by $668,800 in 1998 compared to 1997); sales, marketing and trade show expenses, primarily attributable to the Company's presentations at the Annual Convention of the Pediatric Academic Societies, the Sinomed Conference in China, the International Congress of Pediatrics, the National Association of Neonatal Nurses, the American Academy of Pediatrics and the 5th Annual Pediatric Critical Care Medicine Conference in China (which increased by $715,800 in 1998 compared to 1997); option grants (which increased $261,000 in 1998 compared to 1997); public relations and promotions (which increased by $289,700 in 1998 compared to 1997); and contributions to the new employee benefit plan. These increased expenses were partially offset by a decrease in patent application costs, as the Company has begun capitalizing certain of these expenses in 1998. The Company incurred research and development expenses primarily consisting of compensation of officers, employees and consultants of $705,000 and $435,300 for fiscal years 1998 and 1997, respectively.


Although the Company anticipates that the future expenses regarding FDA application costs and related patent application costs should be significantly less than amounts incurred prior to receipt of the initial FDA marketing clearance, the Company will continue to incur significant additional costs and expenses in connection with FDA manufacturing and other regulations, state regulatory requirements and foreign market clearances and other requirements. In addition, the Company expects to incur significant expenses relating to manufacturing expenses, products liability insurance, legal and regulatory compliance, including QSR/GMP quality system substantial compliance, as well as research and development for new potential applications, and implementation of the next phase of its efforts to successfully commercialize the medical application of its technology. The Company expects to generate profits from the medical application of its technology both by selling the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System and TLc Lensette(Trademark) to its third party distributors and by receiving a portion of the resale price received by the distributors when such products are sold by the distributors. The Company also anticipates significantly higher compensation expenses in connection with increased hiring to staff its medical division. See "Liquidity and Capital Resources," below. The Company will also incur additional expenses implementing additional testing and clinical trials of its technologies for the possible monitoring of other chromogenic diseases. Further, the Company anticipates significantly higher legal expenses in connection with its defense of certain class action suits that have been brought against the Company and as the Company explores all of its potential legal remedies. See "Legal Proceedings."

In 1998, the Company focused its resources on implementation of its long-range business plan for the FDA medical application of its technologies and received no revenues from operations. The Company believes the absence of sales in 1998 was also attributable to ongoing delays in manufacturing certain color shades of the Company's new line of cosmetic products for its ColorMate(Registered Trademark) System (which delays were attributable to finalizing color formulations). Under the Nordstrom Agreement, the Company anticipates the new cosmetics will be ready to market upon delivery of packaging materials from Nordstrom and final cosmetic formulations.

The Company expects to generate profits from both sales of its ColorMate (Registered Trademark) TLc-BiliTest(Registered Trademark) System and sales of the disposable TLc-Lensette(Trademark) calibration standard which calibrates the device prior to its use. The Company anticipates that it will continue to incur substantial and increasing net losses for the foreseeable future as increased expenses are incurred in implementing its long-range business plan for the medical application of its technologies and as revenues from the cosmetics, beauty aid and fashion areas are anticipated to continue to be insignificant relative to the Company's anticipated expenses in the foreseeable future.


In November 1998, the Company entered into a manufacturing agreement with Nova Biomedical Corporation for the production of the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System. Under this renewable, four year medical device manufacturing agreement, the Company pays Nova Biomedical a per unit fee for the manufacture of the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) units.


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

Bad debt expense decreased to $5,000 in 1997 from $257,700 in 1996 primarily attributable to the adjustment of amounts due from IMS in 1996. Depreciation and amortization expense decreased to $80,500 in 1997 from $178,600 in 1996, primarily attributable to the amortization of deferred legal expenses incurred in 1996 in respect of financing activities. Compensation expense for employees, officers and directors decreased to $729,300 in 1997 from $810,500 in 1996, primarily because bonuses were not paid to executive officers during 1997.

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

As indicated in the Company's Statements of Cash Flows, the Company continued to experience significant negative net cash flows from operating and investing activities in 1998. The 1998 increase in cash outflows from operating activities is primarily attributable to the increase in the Company's net loss, offset by an increase in non-cash compensation costs to consultants. Cash flows from investing activities during 1998 of $2,554,200 are attributable to software development costs of $421,800, patent costs of $540,300, purchases of property and equipment of $87,700 and purchases and deposits on ColorMate(Registered Trademark) TLc BiliTest(Registered Trademark) units of $1,504,400. The increase is primarily a result of the Company's rollout of its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System. Cash flows from financing activities during 1998 principally represent $3,114,300 from the issuance of Common Stock (net of related costs) representing the receipt of proceeds from the exercise of options and warrants. Although the Company anticipates that penetration of the medical marketplace will be through establishing relationships with specialized distributors, rather than through a direct sales force, the Company has established a medical division to support its own efforts to initially market and distribute the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System , and to support training, technical and marketing efforts once the Company enters into distribution agreements. See "Proposed Marketing Plan," "Recent Events" and "Risk Factors." Management believes that if its proposed marketing plans for nonmedical applications of its technology are successful, then it will generate revenues from fees from the licensing of the Intellectual Properties and leasing of the ColorMate(Registered Trademark) units, consulting fees, and sales of cosmetics, although there can be no prediction or assurance as to which, or whether any, of these potential revenue sources will be successful. In 1998, such licensing, leasing and sales yielded limited revenue, primarily because the Company devoted its resources to the commercialization of its technologies for medical application and because the Company's new cosmetics line was not yet available.

The Company anticipates incurring significant additional expenditures related to manufacturing expenses, parts order, insurance, regulatory compliance and staffing and marketing expenses for the sales division as production and distribution continues. Further, the Company anticipates significantly higher legal expenses in connection with its defense of certain class action suits that have been brought against the Company and as the Company explores all of its potential legal remedies. Management expects that taking into account existing resources, anticipated revenues from future sales of the ColorMate(Registered Trademark) units, anticipated payments received under distribution agreements and/or the proceeds of the Debentures and any additional financing, the Company will have sufficient liquidity at least until December 31, 1999, although there can be no assurance of such result. If the Company is able to profitably market its Intellectual Properties, ColorMate(Registered Trademark) units and Beauty-Aid Products, the Company would use any cash flow obtained from operations, and may seek additional debt or equity financing, to further support and expand its operations. The Company's ColorMate(Registered Trademark) units will be marketed interchangeably as the only differences between the different models are design and power supply improvements and software systems. There can be no assurance that the Company will not require additional funding. If the Company is not able to attract additional future financing, enter into a distribution agreement generating such payments, generate significant revenue from operations and/or successfully market its products and technologies, at such point in time, it may have to significantly curtail and/or cease operations.

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


The Company has applied a substantial portion of the proceeds of the 1995 Private Placement and Debenture Financing to continue its implementation of its long-range business plan for commercialization of its technologies for medical applications in diagnosing certain diseases, including the completion of the FDA application and the related patent applications. In this regard, the Company hired FDA and governmental regulatory consultants (in addition to legal counsel) to assist in obtaining marketing regulatory clearances for such medical applications and is currently applying for foreign regulatory approvals of commercial use of its technology for the monitoring of bilirubin infant jaundice. Management believes that, if its proposed marketing plans for non-medical applications of its technology are successful, then it will generate revenues from fees from the licensing of the Intellectual Properties and leasing of the ColorMate(Registered Trademark) units, sales of swatch packs, consulting fees, and sales of cosmetics, although there can be no prediction or assurance as to which or any of these potential revenue sources will be successful. However, since consummation of the IPO, the Company's marketing of its Intellectual Properties, Beauty-Aid Products and ColorMate(Registered Trademark) units in the beauty-aid industry have resulted in immaterial revenues.


As of December 31, 1997, management expects that the Company will have sufficient liquidity at least until December 31, 1998, even if no revenues from operations are generated. If the Company is able to profitably market its Intellectual Properties, the ColorMate(Registered Trademark) units, the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System and Beauty-Aid Products, the Company would use any cash flow obtained from operations, and may seek additional debt or equity financing, to further support and expand its operations. There can be no assurance that the Company will not require additional funding. If the Company has not been able to attract additional future financing at such point in time it may have to cease operations.

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

Item 8.  Financial Statements and Supplemental Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                           Page
                                                                                           ----
           Independent Auditors' Reports ................................................   48

           Consolidated Balance Sheets as of December 31, 1998 and 1997 .................   50

           Consolidated Statements of Operations for the years ended December 31, 1998,
             1997 and 1996 ..............................................................   51

           Consolidated Statements of Changes in Shareholders' Equity for the years ended
             December 31, 1998, 1997 and 1996 ...........................................   52

           Consolidated Statements of Cash Flows for the years ended December 31, 1998,
             1997 and 1996 ..............................................................   53

           Notes to Consolidated Financial Statements ...................................   54


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

                                   WISS & COMPANY, LLP

Livingston, New Jersey
February 17, 1998

               CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                               CONSOLIDATED BALANCE SHEETS


                                                                        December 31,
                                                                        ------------
                                                               1998                        1997
                                                               ----                        ----
                         ASSETS
CURRENT ASSETS:
     Cash and equivalents                                  $  3,929,800                $  9,225,400
     Accounts receivable                                         92,300                      92,400
     Inventories                                                147,300                     148,100
     Prepaid expenses and other assets                           81,800                      76,400
                                                           ------------                ------------

         Total Current Assets                                 4,251,200                   9,542,300

COLORMATE(Registered Trademark) UNITS                         1,820,100                     715,700

PROPERTY AND EQUIPMENT                                          301,700                     344,900

SOFTWARE DEVELOPMENT COSTS                                      546,000                     124,200

PATENT COSTS                                                    540,300                        --

OTHER ASSETS (primarily deposits on ColorMate(Registered
    Trademark) Units) in 1998                                   418,900                      25,500
                                                           ------------                ------------

                                                           $  7,878,200                $ 10,752,600
                                                           ============                ============


             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable - collateralized by equipment           $       --                  $      4,700
     Amounts payable to related party                           318,900                     293,200
     Accounts payable and accrued expenses:
      Attorneys and accountants                                 673,000                     361,900
      Consultants                                               146,500                      54,900
      Trade                                                     156,800                     127,800
                                                           ------------                ------------

         Total Current Liabilities                            1,295,200                     842,500
                                                           ------------                ------------

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

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Year End December 31,
                                                            ---------------------
                                                    1998            1997            1996
                                                    ----            ----            ----
REVENUES:
    Lease, license and service contracts        $     45,000    $     10,500    $     66,100
    Interest income                                  372,000         238,900         220,800
    Other                                              1,600           1,000             500
                                                ------------    ------------    ------------

                                                     418,600         250,400         287,400
                                                ------------    ------------    ------------

COSTS AND EXPENSES:
    Medical regulatory expenses                    1,341,500       1,148,600       1,281,500
    Patent application costs                         221,700         691,200         382,300
    Research and development costs                   705,000         435,300         194,400
    Compensation costs relating to options
      granted to consultants                         843,400         582,400            --
    Sales, marketing and trade show costs            728,100          12,300            --
    General and administrative:
        Compensation - officers and employees        772,200         729,300         810,500
        Consultants                                  265,600         198,300         205,900
        Legal fees                                   956,900         288,100         296,300
        Accounting fees                               51,000          35,100          51,600
        Rent and storage                             266,000         199,900         195,400
        Insurance                                    194,700         220,600         195,800
        Travel and entertainment                      98,200          17,900          25,900
        Repairs and maintenance                       87,500         122,100          85,100
        Depreciation and amortization                130,900          80,500         178,600
        Payroll taxes                                 56,700          84,900          80,000
        Stock administrative fees                     83,300          53,300          52,500
        Employee benefit plan                        133,200            --              --
        Public relations                             299,400           9,700            --
        Promotion, printing and advertising          230,800         106,800            --
        Bad debt expense (recovery)                     --            (5,000)        257,700
        Other                                        210,200         265,400         370,300
                                                ------------    ------------    ------------

                                                   7,676,300       5,276,700       4,663,800
                                                ------------    ------------    ------------

   Interest                                           27,100          26,800          65,900

NET LOSS                                        $ (7,284,800)   $ (5,053,100)   $ (4,442,300)
                                                ============    ============    ============


WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                            14,968,019      12,601,430       8,737,509
                                                ============    ============    ============


BASIC AND DILUTED LOSS PER SHARE                $      (0.49)   $      (0.40)   $      (0.51)
                                                ============    ============    ============


                See accompanying notes to financial statements.

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                              COMMON STOCK
                                                              ------------
                                                                                                       Capital
                                                         Number of         Par       in Excess of    Accumulated
                                                           Shares         Value        Par Value       Deficit
                                                           ------         -----        ---------       -------
BALANCES, DECEMBER 31, 1995                               6,992,904   $      7,000   $  7,862,400   $ (4,993,000)

Year Ended December 31, 1996:
    Net loss                                                   --             --             --       (4,442,300)
    Exercise of stock options and warrants                1,073,678          1,100      2,945,600           --
    Conversion of convertible debentures into
        common stock                                      2,686,514          2,700      4,328,300           --
        Other equity transactions,
        net of costs                                           --             --          230,400           --
                                                       ------------   ------------   ------------   ------------

BALANCES, DECEMBER 31, 1996                              10,753,096         10,800     15,366,700     (9,435,300)

Year Ended December 31, 1997:
    Net loss                                                   --             --             --       (5,053,100)
    Exercise of stock options and warrants                3,061,763          3,000      8,405,500
    Compensation cost relating to options granted to
        consultants                                            --             --          582,400           --
    Other equity transactions,
        net of costs                                           --             --           16,300           --
                                                       ------------   ------------   ------------   ------------

BALANCES, DECEMBER 31, 1997                              13,814,859         13,800     24,370,900    (14,488,400)

Year Ended December 31, 1998:
    Net loss                                                   --             --             --       (7,284,800)
    Exercise of stock options and warrants                1,637,583          1,600      3,112,700           --
    Compensation cost relating to options granted to
        consultants                                            --             --          843,400           --
                                                       ------------   ------------   ------------   ------------

BALANCES, DECEMBER 31, 1998                              15,452,442   $     15,400   $ 28,327,000   $(21,773,200)
                                                       ============   ============   ============   ============



                See accompanying notes to financial statements.

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      Year Ended December 31,
                                                                                      -----------------------
                                                                                1998           1997           1996
                                                                                ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                 $(7,284,800)   $(5,053,100)   $(4,442,300)
      Adjustments to reconcile net loss to
         net cash flows from operating activities:
         Depreciation and amortization                                          130,900         80,500        178,600
         Provisions for losses on accounts receivable                              --          (10,000)         7,800
         Provision for slow moving inventories                                     --           75,000        100,000
         Compensation cost relating to options granted to consultants           843,400        582,400           --
         Changes in operating assets and liabilities:
           Accounts receivable                                                      100          5,000        220,500
           Inventories                                                              800            300        (31,800)
           Prepaid expenses and other current assets                             (5,400)        12,800          9,600
           Other assets                                                           6,600          1,900         34,400
           Accounts payable and accrued expenses                                431,700         95,200        207,400
           Other                                                                   --          (10,500)         4,500
                                                                            -----------    -----------    -----------

                Net cash flows from operating activities                     (5,876,700)    (4,220,500)    (3,711,300)
                                                                            -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Software development costs                                                  (421,800)      (124,200)          --
   Capitalized patent costs                                                    (540,300)
   Purchases of property and equipment                                          (87,700)      (169,000)      (151,500)
   Purchase of ColorMate(Registered Trademark) Units and deposits thereon    (1,504,400)          --             --
                                                                            -----------    -----------    -----------

                Net cash flows from investing activities                     (2,554,200)      (293,200)      (151,500)
                                                                            -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock net of related costs                3,114,300      8,424,800      3,076,100
   Proceeds from debentures                                                   4,331,000
   Proceeds (payments) of amounts payable to related parties                     25,700        (32,800)       (14,900)
   Payments of notes payable                                                     (4,700)        (5,300)        (4,400)
                                                                            -----------    -----------    -----------

                Net cash flows from financing activities                      3,135,300      8,386,700      7,387,800
                                                                            -----------    -----------    -----------

NET CHANGE IN CASH AND EQUIVALENTS                                           (5,295,600)     3,873,000      3,525,000

CASH AND EQUIVALENTS, BEGINNING OF YEAR                                       9,226,400      5,352,400      1,827,400
                                                                            -----------    -----------    -----------

CASH AND EQUIVALENTS, END OF YEAR                                           $ 3,929,800    $ 9,225,400    $ 5,352,400
                                                                            ===========    ===========    ===========


SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid                                                            $     1,400    $    33,700    $    39,600
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

        ColorMate(Registered Trademark) Systems -- In connection with a license with Avon Products, Inc. ("Avon"), Avon paid approximately $4,600,000 to purchase color measurement instruments and related equipment for its use during the term of the license period. Due to missing and damaged units, Avon and the Company executed mutual releases at the termination of the lease on June 24, 1991, with the principal effect that the Company received 1,947 units of which 1,400 were useable and not in need of significant repair. For accounting purposes, the $700,000 estimated fair value of the nonproprietary equipment (based upon an independent appraisal of the complete units with allowances for the lack of a verifiable used equipment market, varying usage, the need for refurbishment and similar factors) was recorded as an asset. The 1,700 useable units of nonproprietary equipment were received in the form of (i) 1,400 complete units valued at $500 per unit and (ii) 300 complete units in need of significant repair that were assigned zero value. No valuation of the proprietary portion of the units or of the additional 247 unusable units returned by Avon was performed.

        Following the Food and Drug Administration ("FDA") marketing clearance in 1997, the Company has decided to use certain components from the existing ColorMate(Registered Trademark) units for use in the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System. The costs incurred in extracting the components from the existing ColorMate(Registered Trademark) units for use in the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System will be expensed as incurred and the inventory value currently assigned to the existing ColorMate(Registered Trademark) units ($500 per unit) will, upon extraction of the component parts for current use, be reclassified to the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System, as the current replacement cost of these components exceeds the book value of the ColorMate(Registered Trademark) units.

        In connection with the Company's efforts to distribute the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System and in anticipation of entering into the manufacturing agreement, the Company commenced purchasing equipment and component parts in the second quarter of 1998 (approximately $1,504,000 in the aggregate for 1998). The Company paid approximately $400,000 in deposits to the supplier in advance of receiving the materials. The materials were received in early 1999. At this time, the Company is uncertain as to whether it will sell or lease such equipment to customers; accordingly, the cost of such items, as well as units previously obtained from Avon Products, Inc. in connection with a prior license agreement, has been classified as a non-current asset in the accompanying consolidated balance sheets.

        Lease, License and Service Revenues - Lease, license and service revenues consist of short term contracts relating to the ColorMate(Registered Trademark) II System Units reported on a straight-line basis over the terms of the contracts, which generally have terms of 12 months.

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

        Software Development Costs - Once technological feasibility is established, the costs of developing software to be marketed as part of a product is capitalized and will be amortized on the basis of estimated future revenues with annual minimum charges, which is similar to the straight line basis over the estimated remaining useful life

        Long-lived assets - Long-lived assets, such as intangible assets and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been necessary through December 31, 1998.

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

        The Company is dependent upon one supplier for a major part of its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System and one company to manufacture the ColorMate(Registered Trademark)
TLc-BiliTest(Registered Trademark) System. The loss of these companies would materially adversely affect the Company.

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

        Income Taxes - Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. A valuation allowance is provided for the net deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

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

        Note 2 -- Management's Plans to Overcome Operating Difficulties:

        Since 1989, the Company has incurred losses from operations and net cash outflows from operations, and has owned ColorMate(Registered Trademark) System units since June 1991 whose ultimate recoverability depends upon the Company's future marketing success. The Company expects to license its patents and proprietary technology, rent or sell its equipment and market its related services and products to ultimately overcome these difficulties. In the event the ColorMate(Registered Trademark) System units and related proprietary technology are not successfully leased/licensed and/or the products are not successfully marketed in the future, the principal effect may be a substantial write-down of the book value of such units and continued significant operating losses.

        On July 30, 1997, the Company was granted clearance by the FDA for commercial marketing of the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System for the non-invasive monitoring of newborn bilirubinemia (infant jaundice) by health care professionals in hospitals, pediatricians' offices or by home healthcare agencies. Since that date, the Company has had discussions with several companies interested in distributing the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System and is currently negotiating with certain of these companies to reach a definitive agreement. It is not possible at the present time to determine the impact of this development on future cash flows.

        The Company anticipates incurring significant additional expenditures related to manufacturing expenses, parts order, insurance, regulatory compliance and staffing and marketing expenses for the sales division as production and distribution commences over the next two quarters. Management expects that taking into account existing resources, anticipated revenues from future sales of the ColorMate(Registered Trademark) units, anticipated payments received under any future distribution agreements and/or the proceeds of the Debentures (see Note 6) and any additional financing, the Company will have sufficient liquidity at least until December 31, 1999.

        If the Company is able to profitably market its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System, Intellectual Properties, ColorMate(Registered Trademark) units, new cosmetics line and products, the Company would use any cash flow obtained from operations, and may seek additional debt or equity financing, to further support and expand its operations. The Company's ColorMate(Registered Trademark) System units for all applications will be marketed interchangeably, as the only difference between the different models are design, power supply improvements and software systems. There can be no assurance that the Company will not require additional funding. If the Company is not able to attract additional future financing, enter into distribution agreements generating such payments, generate significant revenue from operations and/or successfully market its products and technologies, at such point in time, it may have to significantly curtail operations.

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

        Lease Agreements - The Company leases office and warehouse space. Most of the leases are on a month to month basis, with aggregate monthly rentals of approximately $27,000. Total rent and storage expense was $266,000, $199,900 and $195,400 in 1998, 1997 and 1996, respectively. Approximately $30,000 per year related to rent paid to Mrs. Macfarlane under a month to month lease agreement.

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

        Plaintiffs purport to bring the class action on behalf of all purchasers of the common stock of the Company, between July 30, 1997 and June 9, 1998, seeking damages for the alleged violation by defendants of Section 10(b) of the Securities Exchange Act of 1934, 15 U.S.C. ss.78j(b), and Rule 10b-5 promulgated thereunder, 17 C.F.R. ss.240.10b-5, and pursuant to Section 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. ss.78t(a), with respect to the individual named defendants as "controlling persons." The complaint alleges that the Company "embarked upon a scheme" to inflate the price of the Company's Common Stock by making false and misleading statements concerning: (i) the new and innovative nature of the Company's ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System; (ii) the market size and revenue potential of the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System; and (iii) the existence and status of negotiations with potential distributors of the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System. The allegations of the complaint arise principally from a "report" prepared by Manuel I. Asensio of Asensio & Company, Inc. that was disseminated at the close of the putative class period.

        Defendants filed a motion to dismiss the complaint on April 30, 1999. Defendants believe that the claims asserted against them are without merit and intend to vigorously defend this action. No assurance can be given that the resolution of the Action and/or future actions will not have a material adverse effect on the Company's results of operations and liquidity. The Company has directors and officers insurance which may cover a portion of the liability asserted in the Action. The Company is exploring its legal remedies in respect to what it believes to be false allegations against the Company made by short sellers of its stock; the Company expects to incur significant expenses in this regard.

Note 4 -- Income Taxes:


        The Company had a deferred tax asset at December 31, 1998 and 1997 of approximately $10,000,000 and $7,000,000, respectively. These amounts relate primarily to net operating loss and tax credit carryforwards. These assets have been offset by valuation allowances since their realizability cannot be determined. At December 31, 1998, the Company had net operating loss carryforwards of approximately $26,600,000 for Federal income tax purposes which expire through December 31, 2012. In addition, the Company had research and development tax credit carryforwards of approximately $50,000 at December 31, 1998 available to offset future Federal income taxes. The utilization of such loss and tax credit carryforwards may be limited due to changes in control. Included in the net operating loss carryforwards is approximately $5,500,000 relating to the exercise of stock options. The benefits, if any, from the utilization of this amount will be credited to additional paid-in capital.


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

        The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996, 1997 and 1998, no dividend yield, expected volatility of 76%, 76% and 60%, risk free interest rates of 5% to 7% and expected lives of approximately 2.5 years. The grant date fair market value for options granted in 1997 and 1996 was $6.46 and $4.48, respectively. If compensation cost for the Company's stock option plan had been determined in accordance with SFAS No. 123, net loss would have been increased in 1996, 1997 and 1998 by approximately $544,000, $424,000 and $470,000, respectively and loss per share would have been increased by $.05, $.05 and $.03, respectively.

The following table summarizes information about stock options outstanding at December 31, 1998:


                                                         Options Outstanding                       Options Exercisable
                                                         -------------------                       -------------------
                                                    Weighted
                                                     average
                                                    remaining
                           Number Outstanding      contractual          Weighted                                   Weighted average
                             as of 12/31/98        life (years)       average price       Number exercisable        exercise price
                             --------------        ------------       -------------       ------------------        --------------
        Range of
        Exercise Prices:        1,159.049             2.64               $2.80                1,140,716                 $2.80
          $1.02 - $2.92         1,176,999             4.33                5.23                  232,499                  4.77
          $2.96 - $5.42          546,750              4.08                7.73                   33,750                  7.74
          $7.00 - $8.25          228,750              3.91                9.47                   64,750                  9.51
          -------------          -------              ----                ----                   ------                  ----
          $9.25 - $10.00
                                3,111,548             3.62               $5.08                1,470,715                 $3.52
                                =========             ====               =====                =========                 =====


Transactions under the stock option plan are summarized as follows:


                                                                                                                Weighted average
                                                                                          Shares                 exercise price
                                                                                          ------                 --------------
                      Shares under option at December 31, 1995                           1,023,750                    2.17
                                Granted (at $2.75 to $2.92 per share)                    1,140,000                    2.90
                                Exercised                                                 (187,500)                   1.64
                                Canceled (at $2.96 per share)                               (3,750)                   2.96
                                                                                            -------

                      Shares under option at December 31, 1996                           1,972,500                    2.64
                                Granted (at $5.00 to $10.00 per share)                     791,250                    7.04
                                Exercised                                                 (671,502)                   2.34
                                                                                          ---------

                      Shares under option at December 31, 1997                           2,092,248                    4.40
                                Granted (at $4.88 to $9.25 per share)                    1,432,500                    6.40
                                Exercised                                                 (165,700)                   3.85
                                Canceled (at $7.46 to $8.25 per share)                    (247,500)                   7.82
                                                                                          ---------                   ----

                      Shares under option at December 31, 1998                           3,111,548                    5.08
                                                                                         =========                    ====


                      Options exercisable at December
                                1996           530,000
                                1997         1,201,082
                                1998         1,470,715

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

Note 6 -- Subsequent Events:

        On April 15, 1999 the Company issued an aggregate of $5,000,000 14% senior convertible debentures due April 15, 2002 (the"Debentures") in a private placement. Payments of interest on the outstanding principal amount of the Debentures are due on the earlier of the maturity date or upon any conversion of the Debentures into the Company's Common Stock. The accrued interest may be paid either in cash, shares of the Company's Common Stock or a combination of Common Stock and cash, at the option of the Company.

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

Mrs. Macfarlane and Mr. Macfarlane were formerly married to one another. There are no other family relationships among the directors or executive officers of the Company.

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

Mr. Macfarlane co-founded the Company and is also one of the primary inventors of the patented technologies used in the ColorMate(Registered Trademark) System. In addition, Mr. Macfarlane developed the manufacturing, technical and engineering specifications necessary to have miniaturized and mass manufactured the ColorMate(Registered Trademark) System. Mr. Macfarlane has been Vice President-Research and Development, and a director of the Company since formation.

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

Dr. Fred W. Billmeyer, Jr., Professor Emeritus at Rensselaer Polytechnic Institute, a color scientist and recognized expert in the color science field for more than 40 years, has been a consultant to the Company since 1984 and is a member of the Company's Medical Advisory Board. Dr. Billmeyer has published numerous books and articles in the field of color science. The consulting agreement with Dr. Billmeyer provides that he will provide color consulting services to the Company at a fee of $125 per hour. Such services include providing advice and supervisory assistance in connection with any further research and development, modification, enhancement or marketing activity relating to the ColorMate(Registered Trademark) System and Intellectual Properties in specific applications and assisting in obtaining patent protection for the unpatented Intellectual Properties. In addition, Dr. Billmeyer is entitled to receive a royalty in the amount of 2% of the selling price less the cost of manufacture of any device sold by the Company. In 1998, the Company paid Dr. Billmeyer $12,876.

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

The Company from time to time also employs certain other consultants and temporary personnel for various purposes such as FDA and regulatory matters, the Bilirubin Project and marketing, engineering, research and development associated with the Intellectual Properties, Beauty-Aid Products, the ColorMate(Registered Trademark) Bilirubin Device and ColorMate(Registered Trademark) units. The Company has also retained consultants to provide public relations, shareholder relations, financial, licensing and investment banking services. In 1998, these consultants and temporary personnel were paid an aggregate of $265,000 and were granted options to purchase an aggregate of 260,000 shares of the Company's Common Stock under the 1992 Plan. All consultants may be reimbursed by the Company for reasonable out-of-pocket expenses incurred by them in connection with the services each consultant provides to the Company.

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

On October 30, 1998, Leslie Foglesong, the Company's Secretary and Treasurer, was granted 100,000 options to purchase shares of the Common Stock under the 1992 Plan, which become exercisable on October 30, 1999 and expire October 30, 2003. A Statement of Changes in Beneficial Ownership on Form 4 was filed for such options with the Commission on February 8, 1999. Also, on October 30, 1998, Edmund Vimond and Edward Mahoney were each granted options to purchase 20,000 shares of the Company's Common Stock under the 1992 Plan. Statements of Changes in Beneficial Ownership on Form 4 were filed for each of Messrs. Vimond and Mahoney with the Commission on February 3, 1999.

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes all plan and non-plan compensation awarded to, earned by or paid to the Company's Chief Executive Officer and its three other executive officers who were serving as such during and at the end of fiscal 1998 for services rendered in all capacities to the Company in the last three fiscal years.


                                                              Long-Term
                                                             Compensation
                                      Annual Compensation       Awards
                                      -------------------       ------
                                                              Securities
Name and                                                      Underlying
Principal                                                      Options       All Other
Position                       Year       Salary    Bonus      (#)(1)       Compensation
--------                       ----       ------    -----      ------       ------------
Darby Simpson Macfarlane,      1996        125,000  $20,000     450,000      5,617(2)
  Chief Executive Officer      1997        175,000      0          0            0
                               1998        175,000      0          0            0

Arthur Guiry, President        1996        200,000      0          0            0
                               1997        200,000      0          0            0
                               1998        200,000      0          0            0

David Kenneth Macfarlane,      1996        125,000    4,500     300,000      5,950(2)
  Vice President,              1997        125,000      0          0            0
  Research and Development     1998        125,000      0          0            0

Leslie Foglesong,              1996        75,000   103,650(3)  150,000         0
  Secretary and Treasurer      1997        100,000      0          0            0
                               1998        100,000    5,000     100,000         0


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

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Value Table

The following table sets forth information with respect to stock options exercised during the fiscal year ended December 31, 1998 and the value at December 31, 1998 of unexercised stock options held by the Chief Executive Officer and the other executive officers of the Company. The number of shares presented gives effect to the Stock Split:


                                                            Number of
                                                           Securities       Value of
                                                           Underlying      Unexercised
                                                           Unexercised     In-the-Money
                                                           Options at        Options
                                                            Fiscal          at Fiscal
                                                            Year-End       Year-End(2)
                                                            --------       -----------
                               Shares
                             Acquired on                  Exercisable/
                              Exercise       Value        Unexercisable    Exercisable/
Name                            (#)        Realized(1)       (#)           Unexercisable
----                            ---        -----------       ---           -------------
Darby Simpson Macfarlane        0              --           450,000/0       $2,257,875

Arthur Guiry                    0              --           105,000/0        $597,187

David Kenneth Macfarlane        0              --           300,000/0       $1,505,250

Leslie Foglesong                0              --        150,000/100,000     $755,675/
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


                                                            OPTION GRANTS IN FISCAL YEAR 1998

                                                                    Individual Grants
                               ------------------------------------------------------------------------------------------------
                                                                                               Potential Realizable Value at
                               Number of       Percent of                                      Assumed Annual Rates of
                               Securities      Total                                           Stock Price Appreciation
                               Underlying      Options          Exercise or                    for Option Term(1)
                               Options         Granted in       Base Price      Expiration     ------------------
Name                           Granted #       Fiscal Year      (per share)        Date              5%                10%
----                           ---------       -----------      -----------     ----------      -------------     -------------

Darby Simpson Macfarlane             0            --                 --              --

Arthur Guiry                         0            --                 --              --

David Kenneth Macfarlane             0            --                 --              --

Leslie Fogelsong               100,000           7.75%            $ 5.375         10/30/03        $ 148,501         $ 328,150


(1) These amounts represent certain assumed rates of appreciation which are provided for illustrative purposes only. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the future performance of the common stock and overall stock market conditions. There is no assurance that the amounts reflected will be realized.

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



                                          Class A
Name and Address of                       Preferred Stock(1)  Percent        Common Stock
Beneficial Owner                          Number of Shares    of Class       Number of Shares      Percent of Class
----------------                          ----------------    --------       ----------------      ----------------
Darby Simpson Macfarlane                  1,380,000           100%              1,636,220 (2)                 10.1%
10 Old Jackson Avenue, #28
Hastings-on-Hudson, NY 10706

David Kenneth Macfarlane                                                        1,636,220 (3)                   --
5 East 80th Street
New York, NY 10021

Leslie Foglesong (4)                                                              165,000                        *
116 Lafayette Avenue
Brooklyn, NY 11217

Edmund Vimond                                                                      12,500                        *
6967 Country Lakes Circles
Sarasota, FL 34243

Edward Mahoney                                                                     12,500                        *
2044 Palisades Drive
Pacific Palisades, CA 90272

Arthur Guiry (5)                                                                  105,000                        *
The Willows
11-5 Jackson Avenue
Scarsdale, New York 10583

Janssen-Meyers Associates, L.P.(6)                                              1,206,934                    11.72%
17 State Street
New York, NY 10001

All directors and executive officers      1,380,000           100%              1,931,220                    11.64%
as a group (6 persons) (7)



     (1) The Class A Preferred Stock is a voting security which votes together with the Common Stock as a single class and is entitled to one vote per share. The shares of Class A Preferred Stock are convertible into shares of Common Stock if (i) the Company's earnings for any two calendar years during the period ending on December 31, 2000 exceeds $20,000,000 or (ii) the closing bid price of the Common Stock has been at least $31.11 on 30 consecutive trading days at any time prior to December 31, 2000. The conversion ratio is .979 shares of Common Stock for each share of Class A Preferred Stock. If neither condition to conversion is satisfied by December 31, 2000, the Class A Preferred Stock will be redeemed by the Company at a price of $.01 per share.


     (2) Includes 886,220 issued and outstanding shares of the Common Stock beneficially owned by Mrs. Macfarlane, 450,000 shares issuable upon the exercise of options granted to Mrs. Macfarlane and 300,000 shares issuable upon the exercise of options granted to Mr. Macfarlane which options are currently exercisable. As a result of a certain voting agreement between them, Mrs. Macfarlane is entitled to sole voting power and sole power of disposition over all shares of common stock held or acquired by Mr. Macfarlane.



     (3) Includes 886,220 issued and outstanding shares of the Common Stock beneficially owned by Mrs. Macfarlane, 450,000 shares issuable upon the exercise of options granted to Mrs. Macfarlane and 300,000 shares issuable upon the exercise of options granted to Mr. Macfarlane which options are currently exercisable.


     (4) Includes 150,000 shares issuable upon the exercise of options which are currently exercisable.

     (5) Represents 105,000 shares issuable upon the exercise of options which are currently exercisable.


     (6) Based on a representation letter from Janssen-Meyers Associates, L.P. dated March 19, 1999, and includes 636,250 shares of Common Stock held by Peter Janssen (an affiliate of Janssen-Meyers Associates, L.P.), 145,750 shares of Common Stock and 314,347 warrants held by Janssen-Meyers Associates, L.P. which, in each case, are currently exercisable, 108,647 warrants held by limited partners of Janssen-Meyers Associates, L.P. and 1,940 warrants held by Meyers Janssen Securities Corp., which, in each case, are currently exercisable. Peter Janssen and Bruce Meyers are deemed to be the beneficial owners of the shares of Common Stock and warrants held by Janssen-Meyers Associates, L.P.

     (7) Includes 1,005,000 shares issuable upon the exercise of options which are currently exercisable.


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


     Since August 1990, the Company has occupied office space leased pursuant to an oral lease from Darby Simpson Macfarlane. The Company pays Mrs. Macfarlane $1,620 per month under the lease (representing her actual lease cost for such premises). For each of the years ended December 31, 1997 and December 31, 1998, the Company paid Mrs. Macfarlane $19,400 in connection with such lease. In addition, the Company also paid Mrs. Macfarlane approximately $9,600 for each of the years ended December 31, 1997 and December 31, 1998, for the use of her residence as offices of the Company pursuant to an oral lease.



     Accrued royalties under certain prior license arrangements between the Company and Pink & Peach Computer Corp. (of which Mrs. Macfarlane was the majority stockholder) were $147,200 at December 31, 1992. $80,000 of this amount was paid to Pink & Peach Computer Corp. from the proceeds of the IPO, $41,100 of this amount was paid to Pink & Peach Computer Corp. in 1996 and the balance of $26,100 was paid in 1997. Prior to the IPO, Pink & Peach Computer Corp. was the owner of certain patents which it licensed to the Company. At the time of the IPO, these patents were transferred to the Company for an amount equal to the cost basis of Pink & Peach Computer Corp. in the transferred patents.


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

10.22 Subscription Agreement, dated April 15, 1999; Form of 14% Convertible Debentures Due April 15, 2002 (to be filed supplementally).


10.23+ License Agreement, dated September 1, 1998, between the Company and Nordstrom, Inc.



10.24+ Agreement, dated December 13, 1996, between the Company and Gordon Laboratories, Inc.


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

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.
          By:   /s/ Darby S. Macfarlane                  Date: November 12, 1999
                -----------------------
                Darby S. Macfarlane,
                Chief Executive Officer

          By:   /s/ Leslie Foglesong                     Date: November 12, 1999
                --------------------
                Leslie Foglesong,
                Treasurer
                (Chief Financial and Accounting Officer)

          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          By:   /s/ Darby S. Macfarlane                  Date: November 12, 1999
                -----------------------
                Darby S. Macfarlane,
                CEO; Chairman of the Board;
                Assistant Treasurer; Director

          By:   /s/ David K. Macfarlane                  Date: November 12, 1999
                -----------------------
                David K. Macfarlane,
                Vice President, Research & Development;
                Director

          By:   /s/ Leslie Foglesong                     Date: November 12, 1999
                --------------------
                Leslie Foglesong,
                Secretary; Treasurer; Director

          By:   /s/ Edmund Vimond                        Date: November 12, 1999
                -----------------
                Edmund Vimond,
                Director

          By:   /s/ Edward Mahoney                       Date: November 12, 1999
                ------------------
                Edward Mahoney,
                Director