Form 10-Q/A
period 1999-03-31
CHROMATICS COLOR SCIENCES INTERNATIONAL INC
filed 1999-11-12
CIK 892495

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------


                                    FORM 10-Q/A


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

                               EXPLANATORY NOTE



This Quarterly Report on Form 10-Q/A amends and restates in its entirety the texts of Items 1 and 2 of Part I - Financial Information of the Company's Quarterly Report on Form 10-Q for the first quarter ended March 31, 1999 which was filed with the Securities and Exchange Commission on May 17, 1999.


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

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                          ----------------------------------
                                                                              1999                  1998
                                                                          -----------           -----------
Revenues:
 Interest income                                                          $    31,000           $   120,900
 Other                                                                            100                     -
                                                                          -----------           -----------
                                                                               31,100               120,900
                                                                          -----------           -----------
COSTS AND EXPENSES:
Medical regulatory expenses                                                   233,600               521,200
Patent application costs                                                       42,900               124,300
Research and development costs                                                167,900                98,800
Compensation costs relating to options granted to consultants                 240,000               291,000
Sales, marketing and trade show costs                                         541,900                     -
General and administrative:
          Compensation - officers and employees                               175,500               204,100
          Consultants                                                          78,200                64,000
          Legal fees                                                          247,900               108,200
          Accounting fees                                                      22,500                25,300
          Rent and storage                                                     73,900                48,500
          Insurance                                                            55,500                50,100
          Travel and entertainment                                              6,700                32,000
          Repairs and maintenance                                              26,400                20,700
          Depreciation and amortization                                        26,600                25,900
          Payroll taxes                                                        14,000                20,500
          Stock administrative fees                                            10,300                32,900
          Employee benefit plan                                                 1,700                93,200
          Public relations                                                     44,600                     -
          Promotion, printing and advertising                                   4,500                65,100
          Other                                                                88,500                59,200
Interest                                                                        6,600                 6,700
                                                                          -----------           -----------
                                                                            2,109,700             1,891,700
                                                                          -----------           -----------
NET LOSS                                                                  $(2,078,600)          $(1,770,800)
                                                                          ===========           ===========

BASIC AND DILUTED LOSS PER SHARE                                          $     (0.13)          $     (0.12)
                                                                          ===========           ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                                         15,466,779            14,273,467
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


Defendants have moved to dismiss the complaint, which motion is fully briefed and was filed with Judge Stein on April 30, 1999. Defendants believe that the claims asserted against them are without merit and intend to vigorously defend this action. No assurance can be given that the resolution of the Action and/or future actions will not have a material adverse effect on the Company's results of operations and liquidity. The Company has directors and officers insurance which may cover a portion of the liability asserted in the Action. The Company is exploring its legal remedies in respect to what it believes to be false allegations against the Company made by short sellers of its stock; the Company expects to incur significant expenses in this regard.


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


         In 1998, the Company took significant steps to implement its business plan for medical applications, including expansion of the multicenter hospital studies of the ColorMate(Registered) TLc-BiliTest(Trademark) System to three new institutions, participation in a number of United States and international presentations of the ColorMate(Registered) TLc-BiliTest(Trademark) System to the medical community, and the opening of a medical marketing, sales, distribution and training support division. The Company also entered into exclusive manufacturing arrangements for the production of the ColorMate(Registered) TLc-BiliTest(Trademark) System. In November 1998, the Company entered into a manufacturing agreement with Nova Biomedical Corporation for the production of the ColorMate(Registered) TLc-BiliTest(Registered) System. Under this renewable four year medical device manufacturing agreement, the Company pays Nova Biomedical Corporation a per unit fee for the manufacture of the ColorMate(Registered) TLc-BiliTest(Registered) units. Following the positive response to the device from the medical community, the Company arranged for the mass manufacture of the ColorMate(Registered) TLc-BiliTest(Trademark) System, and in February 1999 began shipping the device (together with the TLc-Lensette(Trademark) disposable calibration standard) to U.S. hospitals and physicians under a limited introductory offer for an evaluation period and conducting inservicing and training of clinicians through the Company's new medical support division.


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


         On November 3, 1998, the Company executed a renewable four-year medical device manufacturing agreement under which Nova Biomedical Corporation is the exclusive manufacturer/assembler and packager of two models of the Company's instrument for noninvasive monitoring of bilirubin infant jaundice for distribution in the United States (subject to limited volume exceptions with respect to one model of the instrument). The manufacturer also has a right of first refusal to match third-party bids to manufacture/assemble and package a third model of such instrument and a further right of first refusal to match third-party bids to manufacture/assemble and package the two models referenced above for distribution outside the United States. In this regard, subject to any failure of the manufacturer to exercise its right of first refusal to match third-party bids (thus permitting the Company to use other manufacturers), the manufacturer is the Company's sole source of supply for the instrument. Under the agreement, the Company is responsible for providing to the manufacturer, for assembly, certain component parts. During the first quarter of 1999 the Company completed its first manufacturing run under this agreement.


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


         In the first quarter of 1999, the Company focused its resources on implementation of its long-range business plan for medical applications of its technologies and received no revenues from operations. Shipments of the ColorMate(Registered) TLc-BiliTest(Trademark) Systems and TLc-Lensette(Trademark) calibration standards products commenced in the first quarter of 1999 to customers under a Limited Introductory Offer pursuant to which the user was allowed to use and evaluate the ColorMate(Registered) TLc-BiliTest(Registered) System without having to purchase it and was only charged for the related disposable calibration standards.


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


         The Company's principal source of liquidity over the next 12 months is anticipated to be derived from cash flows from financing activities. The Company anticipates that it will continue to experience significant negative net cash flows from operating activities over the next 12 months and that it will be required to raise funds during such period through the issuance of debt or equity securities in order to continue to fund its operations.






         The Company is in the process of assessing the Year 2000 issue as it relates to its own technology applications and the technology applications of third party suppliers and anticipates completing such assessment and developing any necessary contingency plans by December 1999. Thus far, the Company is unaware of any significant issues relating to its own technology applications or to third parties with which it has a material relationship. However, the Year 2000 issue is complex and involves layers of relationships among third parties about which the Company has no knowledge or information. As a result, the Company has not attempted to develop an estimate of the cases that may result from Year 2000 failures of third parties. Because the Company is relying on the truthfulness and completeness of third party information and certification, there can be no assurance that the systems of third parties will be converted on time or that any such failure to convert by another company would not have an adverse effect on the Company.



         In assessing the potential impact of the Year 2000 issue on the Company's products, management considered the potential impact on the Company's principal component manufacturer and the Company's own computer systems and programs.



         Management currently believes that the worst case scenario with any reasonable probability is that a small number of vendors, who are not central to the operation of the Company's business, will be unable to supply materials for a short time after January 1, 2000 and that minor additional system modifications not identified during evaluation or testing will be identified and corrected in a matter of days.


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