Form 10-K/A
period 1998-12-31
CHROMATICS COLOR SCIENCES INTERNATIONAL INC
filed 1999-11-15
CIK 892495

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-2

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


                         Commission file number 0-21168

                  CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in Its Charter)

           NEW YORK                                   13-3253392
-------------------------------                   ----------------------
(State or Other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                    Identification Number)

5 East 80th Street, New York, New York                    10021
--------------------------------------                    -----
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


                                EXPLANATORY NOTE

This amendment is being filed to include Exhibit 10.23, License Agreement, dated September 1, 1998, between the Company and Nordstrom., Inc., and Exhibit 10.24, Agreement, dated December 13, 1996, between the Company and Gordon Laboratories, Inc., which were omitted from the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on November 12, 1999.


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

                    10.22 Subscription Agreement, dated April 15, 1999; Form of 14% Convertible Debentures Due April 15, 2002 (to be filed supplementally).

                    10.23+ License Agreement, dated September 1, 1998, between the Company and Nordstrom., Inc.

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

                    23        Consents of Independent Auditors.

                    27        Financial Data Schedule

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



              CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.
              By:       /s/ Darby S. Macfarlane                                         Date:  November 15, 1999
                        -----------------------

              Darby S. Macfarlane,
              Chief Executive Officer

              By:       /s/ Leslie Foglesong                                            Date:  November 15, 1999
                        --------------------

               Leslie Foglesong,
               Treasurer
               (Chief Financial and Accounting Officer)

              In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              By:       /s/ Darby S. Macfarlane                                          Date:  November 15, 1999
                        -----------------------
                        Darby S. Macfarlane,
                        CEO; Chairman of the Board;
                        Assistant Treasurer; Director

              By:       /s/ David K. Macfarlane                                          Date:  November 15, 1999
                        -----------------------
                        David K. Macfarlane,
                        Vice President, Research & Development;
                        Director

              By:       /s/ Leslie Foglesong                                             Date:  November 15, 1999
                        --------------------
                        Leslie Foglesong,
                        Secretary; Treasurer; Director





              By:       /s/ Edmund Vimond                                                Date:  November 15, 1999
                        -----------------

                        Edmund Vimond,
                        Director

              By:       /s/ Edward Mahoney                                               Date:  November 15, 1999
                        ------------------

                        Edward Mahoney,
                        Director