Form 10-Q
period 1999-09-30
CHROMATICS COLOR SCIENCES INTERNATIONAL INC
filed 1999-11-15
CIK 892495

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

      (Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 15,535,481.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                September 30, 1999    December 31, 1998
                                                                ------------------    -----------------
                                                                    (Unaudited)             (Note 1)
                                ASSETS
CURRENT ASSETS:
    Cash and equivalents                                           $  5,113,200          $  3,929,800
    Accounts receivable                                                 253,200                92,300
    Inventories                                                       1,645,800               147,300
    Prepaid expenses and other assets                                    50,400                81,800
                                                                   ------------          ------------
         Total Current Assets                                         7,062,600             4,251,200

COLORMATE(Registered) UNITS                                                  --             1,820,100
PROPERTY AND EQUIPMENT, NET                                             649,500               301,700
SOFTWARE DEVELOPMENT COSTS, NET                                         575,100               546,000
PATENT COSTS, NET                                                       873,900               540,300
OTHER ASSETS                                                          1,145,600               418,900
                                                                   ------------          ------------
                                                                   $ 10,306,700          $  7,878,200
                                                                   ============          ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Amounts payable to related party                               $    279,500          $    318,900
    Accounts payable and accrued expenses:
         Attorneys and accountants                                      209,400               673,000
         Consultants                                                     83,600               146,500
         Trade                                                           87,000               156,800
                                                                   ------------          ------------
            Total Current Liabilities                                   659,500             1,295,200
                                                                   ------------          ------------

LONG TERM DEBT:
    Accrued interest on senior convertible debentures                   320,800                    --
    Senior convertible debentures                                     3,450,800                    --
                                                                   ------------          ------------
                                                                      3,771,600                    --
                                                                   ------------          ------------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
    Class A, Par Value $.01 per share:
         Authorized - 1,400,000 shares
         Issued and outstanding - 1,380,000 shares
            at par value and redemption value                            13,800                13,800
    Class B, Series 2  Convertible Preferred Stock, No Par
      Value:
         Authorized - 10,000,000 shares
         Issued and outstanding - 40,000 shares in 1999
         $115 redemption value                                        2,797,300                    --
                                                                   ------------          ------------
                                                                      2,811,100                13,800

SHAREHOLDERS' EQUITY
    Common Stock, par value $.001 per share:
         Authorized - 50,000,000 shares
         Issued and outstanding - 15,535,481 (1999)
            and 15,452,442 (1998) shares                                 15,500                15,400
    Capital in excess of par value                                   33,939,300            28,327,000
    Accumulated deficit                                             (30,890,300)          (21,773,200)
                                                                   ------------          ------------
         Total Shareholders' Equity                                   3,064,500             6,569,200
                                                                   ------------          ------------
                                                                   $ 10,306,700          $  7,878,200
                                                                   ============          ============

           See accompanying notes to consolidated financial statements

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Three Months Ended September 30,      Nine Months Ended September 30,
                                                              -------------------------------       -------------------------------
                                                                  1999               1998               1999               1998
                                                              ------------       ------------       ------------       ------------
Revenues:
      Sales                                                   $    362,100       $     46,200       $    362,700       $     46,400
      Interest income                                               73,700             88,000            157,400            312,800
                                                              ------------       ------------       ------------       ------------
                                                                   435,800            134,200            520,100            359,200
                                                              ------------       ------------       ------------       ------------
COSTS AND EXPENSES:
      Cost of sales                                                 46,300                 --             46,300                 --
      Medical regulatory expenses                                  494,800            202,100            968,100          1,032,500
      Patent application costs                                      35,100             59,000             83,000            186,300
      Research and development costs                               229,200            160,600            658,500            520,500
      Compensation costs relating to options
      granted to consultants (non cash)                            248,000            197,400            736,000            615,400
      Sales, marketing and promotion costs                         568,400            310,100          1,794,500            715,300
      General and administrative:
          Compensation - Officers and employees                    177,800            154,600            563,900            571,400
          Consultants                                               78,400             71,500            229,400            193,500
          Legal fees                                               205,700            401,800            757,800            730,000
          Accounting fees                                            8,200              7,500             55,300             39,800
          Rent and storage                                          74,000             72,200            222,400            192,300
          Insurance                                                 90,100             57,300            210,500            136,700
          Travel and entertainment                                  68,600             19,600             85,100             74,700
          Repairs and maintenance                                   30,500             38,500             86,200             64,000
          Depreciation and amortization                            138,800             28,500            196,700            103,000
          Payroll taxes                                             11,300             10,500             44,300             45,400
          Stock administrative fees                                 37,100              6,900             80,800             58,300
          Employee benefit plan                                          0             24,300              1,700            131,500
          Public relations                                          49,800            150,700            150,800            150,700
          Other                                                     65,800             59,700            222,400            154,500
      Interest and financing costs (primarily non-cash)            923,700              7,200          2,443,500             20,500
                                                              ------------       ------------       ------------       ------------
                                                                 3,581,600          2,040,000          9,637,200          5,736,300
                                                              ------------       ------------       ------------       ------------
NET LOSS                                                      $ (3,145,800)      $ (1,905,800)      $ (9,117,100)      $ (5,377,100)
                                                              ============       ============       ============       ============
NET LOSS TO COMMON STOCKHOLDERS:

NET LOSS                                                      $ (3,145,800)      $ (1,905,800)      $ (9,117,100)      $ (5,377,100)

DEEMED DIVIDEND FOR CLASS B, SERIES 2
       CONVERTIBLE PREFERRED STOCK                                  66,300                             1,341,300
                                                              ------------       ------------       ------------       ------------
NET LOSS TO COMMON STOCKHOLDERS                               $ (3,212,100)      $ (1,905,800)      $(10,458,400)      $ (5,377,100)
                                                              ============       ============       ============       ============

WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING                                15,499,299         15,315,530         15,498,360         14,815,017
                                                              ============       ============       ============       ============
BASIC AND DILUTED LOSS PER SHARE                              $      (0.21)      $      (0.12)      $      (0.67)      $      (0.36)
                                                              ============       ============       ============       ============

           See accompanying notes to consolidated financial statements

    CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY CONSOLIDATED
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (UNAUDITED)

                                                                         Common Stock
                                                                -------------------------------
                                                                 Number of                             Capital
                                                                   Shares                             in Excess         Accumulated
                                                                 Outstanding         Par Value       of Par Value         Deficit
                                                                ------------       ------------      ------------      ------------
Balances, December 31, 1998                                       15,452,442       $     15,400      $ 28,327,000      $(21,773,200)

Nine Months Ended September 30, 1999:

          Net Loss                                                        --                 --                --        (9,117,100)

          Exercise of stock options and
              warrants                                                83,039                100           371,200                --

          Original issue discount on senior
              convertible debentures (below
              market conversion price)                                                                  3,575,000

          Original issue discount on Class B,
             convertible preferred stock
             (warrants and below market
             conversion price)                                                                          2,271,400

          Deemed dividend on Class B,
             convertible preferred stock                                                               (1,341,300)

          Compensation cost relating to options
             granted to consultants                                       --                 --           736,000                --
                                                                ------------       ------------      ------------      ------------

Balances, September 30, 1999                                      15,535,481       $     15,500      $ 33,939,300      $(30,890,300)
                                                                ============       ============      ============      ============

           See accompanying notes to consolidated financial statements

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                     Nine Months Ended September 30,
                                                                                                      ------------------------------
                                                                                                          1999              1998
                                                                                                      -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net Loss                                                                                   $(9,117,100)      $(5,377,100)
           Adjustments to reconcile net loss to net cash flows from operating activities:
           Depreciation and amortization                                                                  196,700           103,000
           Compensation cost relating to options granted to consultants                                   736,000           615,400
           Non-cash interest and financing costs                                                        2,052,900                --
           Changes in operating assets and liabilities:
                Accounts receivable                                                                      (246,200)               --
                Inventories                                                                              (684,400)             (200)
                Prepaid expenses and other assets                                                          31,400            10,900
                Other assets                                                                              (60,400)            8,600
                Accounts payable and accrued expenses                                                    (190,200)          166,000
                                                                                                      -----------       -----------
                     Net cash flows from operating activities                                          (7,281,300)       (4,473,400)
                                                                                                      -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Software development costs                                                                     (81,400)         (269,900)
           Capitalized patent costs                                                                      (355,500)         (343,000)
           Purchase of property and equipment                                                            (157,700)          (72,500)
           Purchase of ColorMate(Registered) Units and deposits thereon                                        --          (830,800)
                                                                                                      -----------       -----------
                    Net cash flows from investing activities                                             (594,600)       (1,516,200)
                                                                                                      -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds from issuance of common stock, net of related costs                                   371,300         3,016,500
           Proceeds (payments) of amounts payable to related party                                        (39,400)           19,100
           Proceeds from senior convertible debentures                                                  5,000,000                --
           Net proceeds from the issuance of preferred stock and warrants, net of costs                 3,727,400                --
           Payments of notes payable                                                                           --            (3,700)
                                                                                                      -----------       -----------
                    Net cash flows from financing activities                                            9,059,300         3,031,900
                                                                                                      -----------       -----------

NET CHANGE IN CASH AND EQUIVALENTS                                                                      1,183,400        (2,957,700)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                                               3,929,800         9,225,400
                                                                                                      -----------       -----------

CASH AND EQUIVALENTS, END OF PERIOD                                                                   $ 5,113,200       $ 6,267,700
                                                                                                      ===========       ===========
SUPPLEMENTAL CASH FLOW INFORMATION
           Interest Paid                                                                              $    59,000       $     1,400
                                                                                                      ===========       ===========

          See accompanying notes to consolidated financial statements

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation:

Nature of Report - The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in cash flows, for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

Footnotes - Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

Note 2 - Commitments and Contingencies:

Business Risks - Since its formation in 1984, the Company has been principally engaged in color science technology research and development and licensing activities, seeking mass market applications for its proprietary technology and instrumentation. The Company's business encompasses all of the risks inherent in the establishment of a new business enterprise, including a limited operating history with significant competition possessing substantially greater resources. Current and future operations also depend upon the continued employment of certain key executives, the ability to further commercialize its proprietary technology and products and the Company's ability to obtain sufficient revenues and/or outside financing.

Operating Difficulties - Since 1989, the Company has incurred losses from operations and net cash outflows from operations. The Company expects to license its patents and proprietary technology, sell its equipment and market its related services and products to ultimately overcome these difficulties.

On July 30, 1997, the Company was granted clearance by the FDA for commercial marketing of the ColorMate(Registered) TLc-BiliTest(Registered) System for the non-invasive detection and monitoring of bilirubin infant jaundice in newborns by health care professionals in hospitals, pediatricians' offices and by home healthcare agencies. On June 7, 1999, the Company executed a renewable, five-year agreement with Datex-Ohmeda, Inc. and its Ohmeda Medical Division ("DO") pursuant to which the Company appointed DO as the exclusive distributor in the United States of the Company's ColorMate(Registered) TLc-BiliTest(Registered) System for noninvasive monitoring of bilirubin infant jaundice in the hospital market, the non-consumer home healthcare market (in which the test is administered solely by a healthcare professional), the pediatrician office market and clinics within all such markets. The agreement also applies to the Company's disposable calibration standard (TLc-Lensette(Trademark)) that is used to calibrate each measurement taken by the ColorMate(Registered) TLc-BiliTest(Registered) System and provides that the Company will share in the sales revenues for both products. Terms of the agreement include annual minimum market penetration performance standards and purchasing and placement of quantities for both the ColorMate(Registered) TLc-BiliTest(Registered) System and the TLc-Lensette(Trademark) calibration standard. Sales under the agreement commenced in July 1999.

The Company anticipates incurring significant additional expenditures related to manufacturing expenses, parts order, insurance, regulatory compliance and staffing and marketing expenses for the sales division as production and distribution continues over the next year. Management expects that taking into account existing resources, including the financings in April 1999 and June 1999 and the second closing of the preferred stock financing in the amount of $4.0 million contemplated by the agreement executed in connection with the June 1999 preferred stock financing (see Note 4), revenues from future sales of the ColorMate(Registered) units, and payments received under the distribution agreement, the Company will have sufficient liquidity at least until October 2000.

Legal Proceedings - Three putative class actions were commenced against the Company and certain of its officers and directors in the Southern District of New York. The first two actions were commenced in June 1998 and are captioned L.F. Monk v. Chromatics Color Sciences International, Inc., Darby S. Macfarlane, Arthur Guiry, David K. Macfarlane and Leslie Foglesong, C.A. No. 98 CV 4111 (S.D.N.Y.) and Daniel R. Marquis v. Chromatics Color Sciences International, Inc., Darby S. Macfarlane, Arthur Guiry and Leslie Foglesong, C.A. No. 98 CV 4335 (S.D.N.Y.). The third action was commenced in August 1998 and is captioned Joseph Grunberg v. Chromatics Color Sciences International, Inc., Darby S. Macfarlane, Arthur Guiry, David K. Macfarlane and Leslie Foglesong, C.A. No. 98 Civ. 5646 (S.D.N.Y.)

The complaints were consolidated pursuant to the Consolidation Order entered by the Court in December 1998. A consolidated amended complaint in the matter now captioned In re Chromatics Color Sciences International, Inc. Securities Litigation, Consolidated Matter File No. 98 Civ. 4111 (SHS), was filed and served in January 1999 (the "Action").

Plaintiffs purport to bring the class action on behalf of all purchasers of the common stock of the Company, between July 30, 1997 and June 9, 1998, seeking damages for the alleged violation by defendants of Section 10(b) of the Securities Exchange Act of 1934, 15 U.S.C. ss.78j(b), and Rule 10b-5 promulgated thereunder, 17 C.F.R. ss.240.10b-5, and pursuant to Section 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. ss.78t(a), with respect to the individual named defendants as "controlling persons." The complaint alleges that the Company "embarked upon a scheme" to inflate the price of the Company's Common Stock by making false and misleading statements concerning: (i) the new and innovative nature of the Company's ColorMate(Registered) TLc-BiliTest(Registered) System; (ii) the market size and revenue potential of the ColorMate(Registered) TLc-BiliTest(Registered) System; and (iii) the existence and status of negotiations with potential distributors of the ColorMate(Registered) TLc-BiliTest(Registered) System. The allegations of the complaint arise principally from a "report" prepared by Manuel I. Asensio of Asensio & Company, Inc. that was disseminated at the close of the putative class period.

Defendants have moved to dismiss the complaint, which motion is fully briefed and is now pending before the court. Defendants believe that the claims asserted against them are without merit and intend to vigorously defend this action. No assurance can be given that the resolution of the Action and/or future actions will not have a material adverse effect on the Company's results of operations and liquidity. The Company has directors and officers insurance which may cover a portion of the liability asserted in the Action. The Company is exploring its legal remedies in respect to what it believes to be false allegations against the Company made by short sellers of its stock; the Company expects to incur significant expenses in this regard.

Note 3 - ColorMate(Registered) Units

As noted above, in June 1999 the Company entered into a distribution agreement to sell ColorMate(Registered) TLc-BiliTest(Registered) Systems ("Systems") and related TLc-Lensette(Trademark) calibration standards to DO. The agreement called for the Company to provide a certain number of Systems to DO at no cost until sold to serve as demo units or promotional units to assist in the sales and marketing of the Systems. The Company maintains title of certain of these Systems, while DO obtains ownership of the other Systems. The Company has classified $264,600 in property and equipment, representing the cost of the Systems for which it maintains title, and has classified $407,100 in other assets, representing the cost of the remaining Systems. The amount classified in other assets is being amortized over the life of the DO Agreement, 5 years. All remaining amounts previously classified as ColorMate(Registered) Units on the accompanying balance sheet has been classified as inventory, fixed assets, promotional expense or other assets.

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

The outstanding principal amount of the Debentures (together with accrued interest thereon) is not convertible until after the first anniversary of the closing. At that time, the Debentures are convertible into shares of Common Stock, at the option of the holder or holders thereof, at the conversion price of $5.00. However, at any time prior to April 14, 2000, such portion of the Debentures may be converted, at the option of the holder or holders thereof, as shall result in the issuance, upon such conversion, of not more than an aggregate of 200,000 shares of Common Stock. Subject to applicable securities laws, the holder or holders of such shares, in the aggregate, may only sell not more than an aggregate of 50,000 shares of such Common Stock issued upon such conversion during any one month period ending prior to April 14, 2000. At any time after the 18 month anniversary of the closing, the Company may prepay the entire amount of the Debentures or any portion thereof for a prepayment price equal to the original principal amount of the Debentures plus all accrued and unpaid interest. At any time after the 18 month anniversary of the closing and prior to the Maturity Date, in the event the average closing bid price (as reported on the Nasdaq SmallCap Market or such other principal market or exchange on which the Common Stock is then traded) of the Company's Common Stock for any 10 consecutive trading days equals or exceeds $10.29, the Company can require conversion of the outstanding principal amount (together with accrued interest) of the Debentures into Common Stock at a conversion price of $5.00 per share. The Company filed a Form 8-K on April 30, 1999 relating to the issuance of the Debentures. The Debentures resulted in an original issue discount charge of approximately $3.6 million which will be amortized over one year. Through September 30, 1999 the Company has amortized $2.0 million.

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

The private placement has resulted in a deemed dividend charge of approximately $3.0 million, resulting from a below market conversion price of preferred stock, a redemption premium and warrants issued in connection with the private placement, of this amount, approximately $1.3 million has been charged through September 1999 and $1.7 million will be charged over the redemption period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company incurred net losses of $3,145,800 and $1,905,800 for the three month periods ended September 30, 1999 and 1998, respectively and $9,117,100 and $5,377,100 for the nine month periods ended September 30, 1999 and 1998 respectively. Revenues have not been significant relative to the Company's expenses incurred in implementing its business plan. Loss per share increased by $0.31 in the nine month 1999 period compared to the nine month 1998 period, negatively impacted by a non-cash dividend charge due to private placement financing costs of $1,341,300 and positively impacted by the increase of 683,343 weighted average number of shares outstanding attributed to the exercise of options and warrants.

The dollar increase in net loss in the three and nine month 1999 periods as compared to the three and nine month 1998 periods is primarily attributable to the Company's continuing implementation of its long-range business plan to seek commercial applications of its intellectual properties and technologies in the medical field including an increase in costs regarding sales, marketing and promotional costs, research and development, consulting and other related expenses regarding regulatory compliance with respect to manufacturing and distribution of its ColorMate(Registered) System, and non-cash financing costs in connection with certain private placements.

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

In the first nine months of 1999, the Company focused its resources on implementation of its long-range business plan for medical applications of its technologies. Shipments of the ColorMate(Registered) TLc-BiliTest(Registered) Systems and TLc-Lensette(Trademark) calibration standards commenced in the third quarter of 1999 in accordance with the distribution agreement the Company signed in June, 1999 with DO.

In April 1999, the Company's lease and license agreement with Nordstrom, Inc. expired in accordance with its terms. The Company had granted Nordstrom a license to use the ColorMate(Registered) System to formulate and recommend Nordstrom's "C2O Color to Order" line of proprietary cosmetic products, which were to be introduced and evaluated over a three-month period. That three-month evaluation period terminated upon the expiration of the license agreement.

Revenues for the quarter ended September 30, 1999 were $435,800, an increase of $301,600 or 224.7% from revenues of $134,200 for the quarter ended September 30, 1998. Revenues for the nine months ended September 30, 1999 were $520,100, an increase of $160,900 or 44.8% from revenues of 359,200 for the nine months ended September 30, 1998. The primary reason for the increase in revenues during the 1999 periods as compared to the corresponding 1998 periods is due to an increase in sales partially offset by a decrease in interest income. As some products were shipped for promotional use or shipped under a deferred payment until sold by the distributor, the revenues for such products were not realized in this quarter, and some are carried as other assets. See Note 3 to the Financial Statements. The sales revenue is comprised primarily of TLc-Lensette(Trademark) calibration standards which were shipped in the third quarter under the distribution agreement with DO.

For the three months ended September 30, 1999 medical regulatory expenses were $494,800, an increase of $292,700 or 144.8% from medical regulatory expenses of $202,100 for the three months ended September 30, 1998. Medical regulatory expenses for the nine months ended September 30, 1999 were $968,100, a decrease of $64,400 or 6.2% from medical regulatory expenses of $1,032,500 for the nine months ended September 30, 1998. The primary reason for the decline in medical regulatory expenses during the nine months ended September 30, 1999 as compared to the corresponding 1998 periodperiod is the completion of certain initial phases of manufacturing, requiring extensive regulatory compliance, including ISO 9001 and the GSR/GMP quality manufacturing system for FDA compliance.

Research and development costs were $229,200 for the three months ended September 30, 1999, an increase of $68,600 or 42.7% from research and development costs of $160,600 for the three months ended September 30, 1998. For the nine months ended September 30, 1999 research and development costs were $658,500, an increase of $138,000 or 26.5% from research and development costs of $520,500 for the nine months ended September 30, 1998. The primary reason for the increase in research and development costs during the 1999 periods as compared to the corresponding 1998 periods is further research and development during the 1999 periods relating to the manufacturing of the Company's ColorMate(Registered) TLc-BiliTest(Registered) System and increased efforts to further develop the LED mass manufacturing prototype in accordance with the distribution agreement recently signed.

Compensation costs relating to options granted to consultants were $248,000 for the three months ended September 30, 1999, an increase of $50,600 or 25.6% from compensation costs relating to options granted to consultants of $197,400 for the three months ended September 30, 1998. For the nine months ended September 30, 1999 compensation costs relating to options granted to consultants were $736,000, an increase of $120,600 or 19.6% from compensation costs relating to options granted to consultants of $615,400 for the nine months ended September 30, 1999.

Sales, marketing and promotion costs were $568,400 for the three months ended September 30, 1999, an increase of $258,300 or 83.3% from sales, marketing and promotion costs of $310,100 for the three months ended September 30, 1998. For the nine months ended September 30, 1999 sales, marketing and promotion costs were $1,794,500, an increase of $1,079,200 or 150.9% from sales, marketing and promotion costs of $715,300 for the nine months ended September 30, 1998. The primary reasons for the increase in sales, marketing and promotion costs during the 1999 periods as compared to the corresponding 1998 periods were the commercial introduction of the Company's ColorMate(Registered) TLc-BiliTest(Registered) System and the addition of the Company's sales force at its medical division.

Interest and non-cash financing costs were $923,700 for the three months ended September 30, 1999, an increase of $916,500 from interest and non-cash financing costs of $7,200 for the three months ended September 30, 1998. For the nine months ended September 30, 1999, interest and non-cash financing costs were $2,443,500, an increase of $2,423,000 from interest and non-cash financing costs for the nine months ended September 30, 1998. The primary reason for the increase in interest and non-cash financing costs during the 1999 periods as compared to the 1998 periods was the securing of financing by the Company through senior convertible debentures, which resulted in a non-cash original issue discount of $2,025,800 for the 1999 periods.

Liquidity and Capital Resources

At September 30, 1999 the Company had cash and cash equivalents of $5,113,200, current assets of $7,062,600, working capital of $6,403,100, a current ratio of
10.71 to 1.0 and stockholders equity of $3,064,500. Cash and cash equivalents increased by $1,183,400 from December 31, 1998 as a result of the private placement financings consummated by the Company during the second quarter of 1999.

Cash used by operating activities for the nine months ended September 30, 1999 was $7,281,300, an increase of $2,807,900 from cash used by operating activities of $4,473,400 for the nine months ended September 30, 1998. The primary reasons for the increase in cash used by operating activities during the 1999 period as compared to the 1998 period was a $1,079,200 increase in sales, marketing and promotion costs, a $684,400 increase in inventory associated with the introduction of the Company's ColorMate(Registered) TLc-BiliTest(Registered) System, a $246,200 increase in accounts receivable and a $356,200 net decrease in accounts payable.

The Company's primary source of liquidity during the nine months ended September 30, 1999 was the net proceeds from the private placements of convertible debt and equity securities it consummated during the second quarter of 1999. As a result of the Distribution Agreement the Company entered into with Datex-Ohmeda, Inc. in June 1999 for the distribution of the Company's ColorMate(Registered) TLc-BiliTest(Registered) System, the Company began to derive revenues from this product during the third quarter of 1999. Management currently anticipates that cash and cash equivalents, together with the anticipated revenues under the Datex-Ohmeda Distribution Agreement and the financing in the amount of $4.0 million pursuant to the second closing contemplated by the agreement executed in connection with the June 1999 preferred stock financing, will be adequate to fund the Company's liquidity needs at least until October 2000, although there can be no assurance of such result.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Three putative class actions were commenced against the Company and certain of its officers and directors in the Southern District of New York. The first two actions were commenced in June1998 and are captioned L.F. Monk v. Chromatics Color Sciences International, Inc., Darby S. Macfarlane, Arthur Guiry, David K. Macfarlane and Leslie Foglesong, C.A. No. 98 CV 4111 (S.D.N.Y.) and Daniel R. Marquis v. Chromatics Color Sciences International, Inc., Darby S. Macfarlane, Arthur Guiry and Leslie Foglesong, C.A. No. 98 CV 4335 (S.D.N.Y.). The third action was commenced in August 1998 and is captioned Joseph Grunberg v. Chromatics Color Sciences International, Inc., Darby S. Macfarlane, Arthur Guiry, David K. Macfarlane and Leslie Foglesong, C.A. No. 98 CIV. 5646 (S.D.N.Y.).

The complaints were consolidated pursuant to the Consolidation Order entered by the Court in December 1998. A consolidated amended complaint in the matter now captioned In re Chromatics Color Sciences International, Inc. Securities Litigation, Consolidated Matter File No. 98 Civ. 4111 (SHS), was filed and served in January 1999 (the "Action").

Plaintiffs purport to bring the Action on behalf of all purchasers of the common stock of the Company, between July 30, 1997 and June 9, 1998, seeking damages for the alleged violation by defendants of Section 10(b) of the Securities Exchange Act of 1934, 15 U.S.C. ss.78j(b), and Rule 10b-5 promulgated thereunder, 17 C.F.R. ss.240.10b-5, and pursuant to Section 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. ss.78t(a), with respect to the individual named defendants as "controlling persons." The complaint alleges that the Company "embarked upon a scheme" to inflate the price of the Company's Common Stock by making false and misleading statements concerning: (i) the new and innovative nature of the Company's ColorMate(Registered) TLc-BiliTest(Registered) System; (ii) the market size and revenue potential of the ColorMate(Registered) TLc-BiliTest(Registered) System; and (iii) the existence and status of negotiations with potential distributors of the ColorMate(Registered) TLc-BiliTest(Registered) System. The allegations of the complaint arise principally from a "report" prepared by Manuel I. Asensio of Asensio & Company, Inc. that was disseminated at the close of the putative class period.

Defendants have moved to dismiss the Action which motion is fully briefed and is now pending before the court. Defendants believe that the claims asserted against them are without merit and intend to vigorously defend the Action. No assurance can be given that the resolution of the Action and/or future actions will not have a material adverse effect on the Company's results of operations and liquidity. The Company has directors and officers insurance which may cover a portion of the liability asserted in the Action. The Company is exploring its legal remedies in respect to what it believes to be false allegations against the Company made by short sellers of its stock; the Company expects to incur significant expenses in this regard.

Item 2. Changes in Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

3.1 Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on 120-Q for the three months ended June 30, 1999).

3.2 By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 33-54256), filed on November 5, 1992, as amended).

27.1  Financial Data Schedule.

During the three month period ended September 30, 1999, the Company filed one Current Report on Form 8-K on July 1, 1999.

                                 EXHIBIT INDEX A

          Exhibit No.              Document                             Page
          -----------              --------                             ----

             27.1                  Financial Data Schedule               13


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.


Date:  November 15, 1999            By: /s/ Darby S. Macfarlane
                                    -----------------------------------------
                                          Darby S. Macfarlane
                                          Chief Executive Officer


Date:  November 15, 1999            By: /s/ Leslie Foglesong
                                    -----------------------------------------
                                          Leslie Foglesong
                                          Treasurer and Chief Financial
                                          and Principal Accounting Officer