Form 10-K/A
period 1998-12-31
CHROMATICS COLOR SCIENCES INTERNATIONAL INC
filed 2000-01-21
CIK 892495

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-3

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

                                  Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K./ /

As of April 13, 1999, 15,477,471 shares of Common Stock, par value $0.001 per share (the "Common Stock") of the registrant were outstanding and the aggregate market value of the voting stock (computed based on the average of the last bid and asked price on such date) held by non-affiliates was approximately $77,138,355.

                                EXPLANATORY NOTE

This Report on Form 10-K/A-3 amends and restates in their entirety the text of Items 1, 7, 8, 12 and 14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 which was filed with the Securities and Exchange Commission on April 15, 1999 and amended on November 12, 1999.

                                     PART I

THIS ANNUAL REPORT ON FORM 10-K, INCLUDING ITEM 1 ("BUSINESS") AND ITEM 7 ("MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS"), CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS "BELIEVE," "ANTICIPATE," "THINK," "INTEND," "PLAN," "WILL BE," "EXPECT" AND SIMILAR EXPRESSIONS IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REGARDING FUTURE EVENTS AND/OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED IN "RISK FACTORS" BELOW AT PAGES __ TO __, WHICH COULD CAUSE ACTUAL EVENTS OR THE ACTUAL FUTURE RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT. SUCH RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS, THE AVAILABILITY OF ANY NEEDED FINANCING, THE COMPANY'S ABILITY TO IMPLEMENT ITS BUSINESS PLAN FOR VARIOUS APPLICATIONS OF ITS TECHNOLOGIES, INCLUDING MEDICAL AND INDUSTRIAL APPLICATIONS, THE COMPANY'S ABILITY TO ENTER INTO AGREEMENTS WITH MARKETING AND DISTRIBUTION PARTNERS, THE OBTAINING AND MAINTAINING OF AND COMPLIANCE WITH ANY NECESSARY REGULATORY APPROVALS OR CLEARANCES APPLICABLE TO APPLICATIONS OF THE COMPANY'S TECHNOLOGY, THE IMPACT OF COMPETITION, THE MANAGEMENT OF GROWTH, AND OTHER RISKS AND UNCERTAINTIES THAT MAY BE DETAILED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. IN LIGHT OF THE SIGNIFICANT RISKS AND UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF SUCH STATEMENTS SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED.

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

Prior to marketing the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System, the Company's activities principally involved licensing the Intellectual Properties, leasing the ColorMate(Registered Trademark) System and marketing its own line of precisely color coordinated proprietary cosmetics ("My Colors by Chromatics (Registered Trademark)") and proprietary color charts and material swatchpacks (collectively, the "Beauty Aid Products) in the cosmetics, hair color, beauty aid and fashion industries (i) in a national sales program with Avon Products, Inc. and in limited test markets with Clairol, Inc. and Hanes Hosiery, Inc. (all conducted prior to June 1991), (ii) under a product development agreement with Gordon Laboratories, Inc. ("Gordon") and (iii) under a license and lease agreement with Nordstrom, Inc. ("Nordstrom"). Presently, as the result of its efforts to market commercially the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System for medical application, the Company has not initiated any new relationships to distribute its Beauty-Aid Products. Once the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System has achieved commercial distribution, the Company will renew its efforts for commercial distribution of its Beauty-Aid Products.

Current Products

The Company has developed the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System for monitoring newborn infant jaundice in infants of all races, including when under phototherapy. This device uses a color measurement instrument in combination with certain apertures, calibration systems, accessories and software which have been developed by the Company for this specific medical application. The ColorMate (Registered Trademark) TLc-BiliTest(Registered Trademark) System received FDA clearance for use in monitoring newborn infant jaundice by measuring the color of the skin of the newborn and periodically monitoring incremental changes in the skin color. The FDA-cleared device includes the ColorMate(Registered Trademark) device for monitoring newborn infant jaundice when operated using external power sources with a computer and printer, and when operated as a battery-operated, hand-held, optional computer assisted device. (This device together with the Company's disposable calibration components is hereafter referred to as the "ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System.") The ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System is a proprietary color measurement system containing a light source and optical filters. Color measurements are obtained from an infant by placing the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System on different physical sites of the newborn for five to ten seconds. Accuracy of the color measurements is ensured by the TLc-Lensette(Trademark), a proprietary disposable color-calibration and verification standard consisting of a device containing a dye deposit specially colored and treated paper, which is used prior to each baby's measurement. Each color measurement of the skin is analyzed by the Company's proprietary technology to provide an estimate in milligrams per deciliter (the laboratory scale used for blood serum tests) correlating to the newborn's serum bilirubin concentration within a clinically useful range.

The ColorMate(Registration Trademark) TLc-BiliTest(Registered Trademark) System as currently marketed by the Company's medical division has a list price of $3,000 to $5,000 depending on the model any may be lease or used under the limited time offer for use and evaluation of the system, all with either purchase of minimum monthly supplies of the TLc-Lensette(Trademark) calibration standards at $10 per unit or minimum monthly charges of $10 per use under a Managed Use Program.

Marketing and Distribution

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

In January 1999, the Company appointed Medical International, Inc. as its exclusive distributor of the ColorMate(Registered Trademark) TLc-
BiliTest(Registered Trademark) System in certain states; in February 1999, the marketing efforts of this distributor commenced.

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

The Company believes, based on discussions with suppliers of components used in its ColorMate(Registered Trademark) TLc- BiliTest(Registered Trademark) System and published price lists, that the components can be purchased in quantities of 1,000 or more on terms acceptable to the Company. However, there can be no assurance the Company will be able to obtain such terms or order in such qualities, and manufacture of limited quantities of the ColorMate(Registered Trademark) units would be significantly more expensive due to the higher unit cost of components ordered in quantities of less than 1,000.

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

The proprietary information claimed by the Patents includes, among other things:
(i) a method of detecting a medical condition that involves a symptomatic, detectable change in a test subject's skin coloration, such as a method for monitoring newborn bilirubinemia (infant jaundice) in an infant test subject,
(ii) a method and instrument for identifying skin color and categories of individuals, (iii) a method of determining color compatibility of an individual's skin with non-skin matter and (iv) a method of assigning a skin color compatibility classification to non-skin matter and color charts and sample assemblages made by that method. Proprietary information claimed by the Patents is incorporated in the proprietary software and measurement system used in the ColorMate(Registered Trademark) units. Although many of the individual hardware components of the ColorMate(Registered Trademark) System and the ColorMate(Registered Trademark) TLc-BiliTest (Registered Trademark) System are public and not proprietary to the Company, the color measurement sensor is manufactured to proprietary specifications of the Company and when those individual hardware components are assembled in conjunction with the Company's proprietary software they form the ColorMate(Registered Trademark) System and the ColorMate(Registered Trademark) TLc-BiliTest (Registered Trademark) System, the operation of which is covered by the claims of the Company's patents. The Company's TLC-Lensette (Trademark) disposable color-calibration and verification standard is entirely proprietary to the Company because the proprietary color formulation used is uniquely capable of effectively calibrating the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) system for use on all human skin colors.

The Company has registered its trademarks COLORMATE, MY COLORS BY CHROMATICS, TLC-BILITEST and the Baby Face Design in the United States Patent and Trademark Office ("USPTO"). The Company believes it also has established common law rights in the following marks: CCBRC, SITE FLAG, TLC, TLC BILI, TLC-LENSETTE, TLC LENSPAK, TLC SOFT AND TLC TOUCH and has filed applications with the USPTO to register the following marks: SITE FLAG and TLC BILI. Further, the Company believes it has copyright protection for all of the software used in the ColorMate(Registered Trademark) System and the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System. After the respective expiration date of each of the Company's Patents, the proprietary technology and instrumentation disclosed in each Patent will be available for use by others without compensation to the Company, unless protected by the claims of other U.S. patents that may be issued to the Company. The Company has not applied for patent protection for many aspects of the Intellectual Properties (i.e., its proprietary trade secrets and other confidential information). The Company typically imposes on its key employees, consultants and advisers confidentiality obligations in connection with their employment, consulting or advisory relationship with the Company. See "Risk Factors Protection of Intellectual Property."

Competition

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

Unless otherwise exempt, all medical devices introduced to the market since 1976 are required by the FDA, as a condition of marketing, to secure 510 (k) clearance or premarket approval through a PMA. A product will be cleared by the FDA under a 510(k) if it is found to be substantially equivalent in terms of safety, effectiveness, technology and intended use to another legally marketed medical device that was on the market prior to May 28, 1976 (that subsequently did not require a PMA application) or to a product that has previously received a 510(k) and is lawfully on the market. If a product is not substantially equivalent to such a medical device, and not otherwise exempt, the FDA must first approve a PMA application before it can be marketed. An approved PMA indicates that the FDA has determined the product has been proven, through the submission of clinical data and manufacturing and other information, to be safe and effective for its labeled indications. The PMA process typically takes more than a year and typically requires the submission of significant quantities of clinical data and supporting information. The process of obtaining a 510(k) currently takes, on average, approximately four months from the date of submission (based on FDA's fiscal year 1998 figures). However, the review process for a particular product may be shorter or substantially longer depending upon the circumstances. Moreover, there can be no assurance that a 510(k) will be cleared. A 510(k) must include submission of supporting information, including design details and draft labeling, and may be required to contain safety and efficacy data, possibly from clinical trials. Product modifications intended to be made to a cleared device also may require filing and clearance of a new 510(k) submission or filing and approval of a PMA supplement, during which time the modified product cannot be commercially distributed.

The 510(k) clearance order obtained from the FDA's CDRH indicates that the Company's ColorMate(Registered Trademark)TLc- BiliTest(Registered Trademark) System is a Class II device, subjecting it to "general controls" and "special controls." Currently, the Company is unaware of any special controls applicable to the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System. The Company is not currently developing, manufacturing or distributing any Class III devices, although it may do so in the future. The Company also is subject to additional FDA and foreign statutes and regulations and/or may be subject to additional clearances or approvals to the extent the Company continues its efforts to test, manufacture and license the Intellectual Properties and lease the ColorMate(Registered Trademark) units to the medical community in additional or significantly modified forms or for new uses. The Company is subject to regulation by various governmental agencies that regulate direct selling activities. See "Risk Factors."

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

The Company is unable to predict what changes will be made in the reimbursement methods utilized by third-party health care payors. Although the Company anticipates that hospitals and physicians will justify the use of the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System by clinical benefits that the Company believes will be derived from the use of the ColorMate(Registered Trademark) TLc-

BiliTest(Registered Trademark) System, there can be no assurance that this will be the case.

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

Beauty-Aid Products

The ColorMate(Registered Trademark) System. Although it is not currently expanding in this activity as a result of its efforts to market commercially the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System for medical application, the Company has engaged in efforts to commercialize its Intellectual Properties for beauty-related applications. The ColorMate(Registered Trademark) System consists of a color measurement instrument to be held against a subject's skin, hair, teeth or sample, a series of filters and a computer and related proprietary software all housed in a portable briefcase. The color measurement instrument used within the ColorMate(Registered Trademark) unit or as a handheld battery operated instrument is utilized in the Company's medical, cosmetic and other applications. The instrument is held against the subject's skin, hair, teeth or sample and performs color measurement of coloration and luminosity to a laboratory standard of accuracy. In skin color analysis, the software then analyzes the color measurements so obtained and assigns the subject to one of the approximately 200 skin color categories identified by the Company through its research and development effort.

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

My Colors by Chromatics(Registered Trademark) Cosmetics Line. The Company's cosmetics line ("My Colors by Chromatics (Registered

Trademark)") divides the product shades into four color classifications. The product shades recommended by the ColorMate(Registered Trademark) System are individually prescribed for color coordination with each of the approximately 200 skin color categories. The Company's cosmetic line is precisely formulated and balanced to provide color coordinated products for the skin color of all races. In the past the Company has also marketed, through the use of the ColorMate(Registered Trademark) System, a line of fashion swatch packs consisting of 36 objectively measured colors, coordinated with each other and with the consumer's skin tone color to aid the consumer in selecting color compatible fabrics and fashion accessories.

In December 1996, the Company entered into a lease and license agreement with Gordon Laboratories, Inc. granting Gordon a license and lease of the Company's Intellectual Properties and the ColorMate(Registered Trademark) System to formulate and develop custom blended cosmetic foundations for use in a field test retail program.

In September 1998, the Company entered into a lease and license agreement with Nordstrom granting it a license and lease of the Company's Intellectual Properties and the ColorMate(Registered Trademark) System to formulate and recommend Nordstrom's "C2O Color to Order" line of proprietary cosmetic products in four Nordstrom flagship department stores. The products will be introduced and evaluated over a three-month period (commencing upon delivery of packaging materials from Nordstrom and final cosmetic formulations) for potential extended use, including additional store locations. In connection with this license agreement, the Company is collaborating with a consultant to provide training, marketing, sales, promotional and liaison services (including assisting in development of all applicable non-color product formulas, manuals, promotional materials and training aids) at each of the four Nordstrom stores.

In April 1992, the Company entered into an agreement with IMS, a cosmetic marketing, manufacturing and distribution company based in Israel, for the license of the Intellectual Properties and the lease of 24 ColorMate(Registered Trademark) System units for use in marketing in Israel the Company's swatch packs and IMS's chromatically balanced cosmetic products developed by the Company through chromaticity studies utilizing the Intellectual Properties. IMS is using the Company's Intellectual Properties and the 24 ColorMate(Registered Trademark) System units to measure women's skin color and recommend cosmetics for color coordination. The Company has continued to extend, on a month-to-month basis, IMS's option to renew its lease for a five-year period in order for IMS to evaluate the hand-held light-emitting diode (the "LED Device") version of the ColorMate(Registered Trademark) described below upon completion of the prototype. IMS may lease up to 200 additional ColorMate(Registered Trademark) System units during the five-year extension of this agreement. There can be no assurance that this agreement will be renewed for the full five-year renewal period or that IMS will lease additional ColorMate(Registered Trademark) System units. In 1998 the Company did not generate any revenues from IMS. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to Notes to Financial Statements.

Other Potential Products and Applications. The Company has conducted research and development and developed engineering specifications regarding a hand-held light-emitting diode version of the ColorMate(Registered Trademark) System (the "LED Device"). This version may be marketed for medical use after collecting further clinical testing and is subject to FDA clearance for the Bilirubin LED Device. For non-medical applications, the LED Device may be marketed in various industries including the dental, beauty aid and fashion industries and also may be marketed directly to consumers for home and personal use. The Company expects the new LED versions will also be capable of being manufactured at a cost substantially less than the cost incurred in manufacturing the Company's existing ColorMate(Registered Trademark) System units because of technological improvements which have resulted in substantially lower component part costs. The Company believes that the Intellectual Properties and ColorMate(Registered Trademark) System have commercial applications in (i) healthcare relating to the non-invasive detection and monitoring of certain chromogenic diseases, such as skin diseases, tuberculosis and anemia and (ii) dental care (i.e., the color matching of teeth and tooth enamel). Additional medical applications for the Intellectual Properties require extensive and lengthy clinical testing and will be subject to various federal and state regulatory requirements, including FDA clearances and approvals, and may be subject to comparable foreign regulatory approvals to the extent the Company markets such applications abroad. There can be no assurance that the Company will obtain any additional FDA or foreign approvals or clearances or will be able to comply with such regulatory requirements for additional applications.

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

No Assurance of Successful Commercialization of ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System. The Company's current ability to generate revenues and to achieve profitability and positive cash flow in the immediate future substantially will depend on the successful introduction of the medical application of its technology to monitor newborn bilirubinemia (infant jaundice). Although the Company is aware that studies have been conducted on non-invasive transcutaneous bilirubinometer devices other than the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System and that some of these devices have received FDA marketing clearance, the Company believes the ability of the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System to provide non-invasive monitoring for babies over a wide range of gestation, in babies of all racial categories and in babies receiving phototherapy, distinguishes it from the other existing non-invasive bilirubinometers with FDA clearance for commercial marketing. While the Company believes the non-invasive nature of its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System for monitoring newborn bilirubinemia (infant jaundice) provides benefits to patients, no assurance can be given that the medical community will accept and support the Company's medical device. There is no assurance that the Company's ColorMate(Registered Trademark) Device for newborn bilirubinemia (infant jaundice), or other future medical applications of the Company's technology will be capable of being produced in commercial quantities at acceptable costs. There can be no assurance that the existing medical applications for monitoring newborn bilirubinemia (infant jaundice), or for future applications even if all regulatory and reimbursement approvals are obtained, will be successfully marketed or achieve any significant degree of market acceptance among physicians, health care payors and others. The medical community generally has had limited exposure to the Company and its proposed medical application. Because the medical community is generally relatively slow to adopt new technologies, procedures or devices, the Company might be unable to gain access to potential customers to demonstrate the operation and efficacy of its Intellectual Properties in the medical field. Even if the Company gains access to sufficient potential customers, no assurance can be given that members of the medical community will perceive a need for or accept the Company's proposed medical application.

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

Assumptions Regarding Medical Business Plan and Strategy. The Company has formulated its medical business plan and strategy based upon certain assumptions provided by our medical distrubution partner regarding the size of the bilirubin monitoring market, the Company's anticipated short term and eventual share of this market, the price at which the Company believes it will be able to sell or lease its products, and consumer acceptance of the Company's products. There can be no assurance that these assumptions will prove to be correct. The Company's ability to operate in the future will depend upon many factors, including technological advances and product obsolescence; levels of competition, including the entry into the market of additional competitors and increased success by existing competitors; changes in general economic conditions; increases in operating costs including costs of production, supplies, personnel or equipment; and changes in requirements and regulations promulgated by applicable federal, state, local and foreign regulatory authorities. There can be no assurance that the Company will successfully obtain or apply the human, operational and financial resources needed to manage a developing business. Failure by the Company to manage its growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Lack of Market Penetration in Other Industries. The Company has not yet achieved commercial market penetration in any industry, and there can be no assurance the Company will be able to do so in the future. The Company has not achieved significant levels of cosmetics sales from its ColorMate(Registered Trademark) unit locations, and expects based on the deminimus cosmetics sales levels achieved per location to date, that it will have to greatly increase the number of ColorMate(Registered Trademark) unit installations to achieve significant levels of cosmetics sale revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company also believes, based on its operating history since February 1993, that obtaining such increased cosmetic sales revenue will take significantly longer to achieve than was originally anticipated. At December 31, 1997, most of the inventory of the Company's cosmetics products was in excess of requirements based on the recent level of sales. After giving effect to the $100,000 write off in 1996 and the $75,000 write off in 1997, management believes no further significant loss will be incurred on the disposition of inventory. No estimate can be made of a range of amounts of loss that are reasonably possible should the Company's expectations not be met. There can be no assurance that no such loss will be incurred upon the disposition of inventory. In order to implement its marketing plans in the United States and abroad, including in industries in which the Company does not have prior experience, the Company will have to develop additional marketing skills and incur significant expenses on sales and marketing activities, including hiring finders, new personnel and consultants, and entering into arrangements with retailers and distribution companies having a regional or national presence. There can be no assurance the Company's marketing plan will be successful.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Fiscal Year 1998 Compared to Fiscal Year 1997

The Company incurred net losses of $7,284,800 and $5,053,100 for fiscal years 1998 and 1997, respectively, as revenues received have not been significant relative to the Company's expenses incurred in implementing its business plan. Lease, license and service revenues in 1998 represent fees paid to the Company, primarily by Nordstrom, in connection with a test project done with the Company. No significant future payments are anticipated from this source. The $2,231,700 increase in such losses in 1998 as compared to 1997 is primarily attributable to the Company's continuing implementation of its long-range business plan to seek commercial applications of its Intellectual Properties and technologies in the medical field, including an increase in costs and expenses regarding: consultants' compensation; (which increased by $67,300 in 1998 compared to 1997) legal expenses incurred in respect of the Company's negotiations with its medical device manufacturer and potential distribution partners, the recent litigation and matters related to the short selling activities in the Company's stock, and legal, consulting and other related expenses regarding regulatory compliance with respect to manufacturing and other requirements for the Company's ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System (which increased by $668,800 in 1998 compared to 1997); sales, marketing and trade show expenses, primarily attributable to the Company's presentations at the Annual Convention of the Pediatric Academic Societies, the Sinomed Conference in China, the International Congress of Pediatrics, the National Association of Neonatal Nurses, the American Academy of Pediatrics and the 5th Annual Pediatric Critical Care Medicine Conference in China (which increased by $715,800 in 1998 compared to 1997); option grants (which increased $261,000 in 1998 compared to 1997); public relations and promotions (which increased by $289,700 in 1998 compared to 1997); and contributions to the new employee benefit plan. These increased expenses were partially offset by a decrease in patent application costs, as the Company has begun capitalizing certain of these expenses in 1998. The Company incurred research and development expenses primarily consisting of compensation of officers, employees and consultants of $705,000 and $435,300 for fiscal years 1998 and 1997, respectively.

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

The Company expects to generate profits from both sales of its ColorMate (Registered Trademark) TLc-BiliTest(Registered Trademark) System and sales of the disposable TLc-Lensette (Trademark) which calibrates the device prior to its use. The Company anticipates that it will continue to incur substantial and increasing net losses for the foreseeable future as increased expenses are incurred in implementing its long-range business plan for the medical application of its technologies and as revenues from the cosmetics, beauty aid and fashion areas are anticipated to continue to be insignificant relative to the Company's anticipated expenses in the foreseeable future.

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

Item 8. Financial Statements and Supplemental Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Independent Auditors' Reports ..............................................  48

Consolidated Balance Sheets as of December 31, 1998 and 1997 ...............  50

Consolidated Statements of Operations for the years ended
December 31, 1998, 1997 and 1996 ...........................................  51

Consolidated Statements of Changes in Shareholders' Equity
for the years ended December 31, 1998, 1997 and 1996 .......................  52

Consolidated Statements of Cash Flows for the years ended
December 31, 1998, 1997 and 1996 ...........................................  53

Notes to Consolidated Financial Statements .................................  54

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

                               WISS & COMPANY, LLP

Livingston, New Jersey
February 17, 1998

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                      December 31,
                                                                      ------------

                                                                  1998            1997
                                                                  ----            ----
                                           ASSETS

CURRENT ASSETS:
        Cash and equivalents                                    $3,929,800      $9,225,400
        Accounts receivable                                         92,300          92,400
        Inventories                                                147,300         148,100
        Prepaid expenses and other assets                           81,800          76,400
                                                                ----------     -----------

               Total Current Assets                              4,251,200       9,542,300

COLORMATE(Registered Trademark) UNITS                            1,820,100         715,700

PROPERTY AND EQUIPMENT                                             301,700         344,900

SOFTWARE DEVELOPMENT COSTS                                         546,000         124,200

PATENT COSTS                                                       540,300              --

OTHER ASSETS (primarily deposits on ColorMate(Registered
       Trademark) Units) in 1998                                   418,900          25,500
                                                                ----------     -----------

                                                                $7,878,200     $10,752,600
                                                                ==========     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Notes payable - collateralized by equipment                    $--          $4,700
        Amounts payable to related party                           318,900         293,200
        Accounts payable and accrued expenses:
          Attorneys and accountants                                673,000         361,900
          Consultants                                              146,500          54,900
          Trade                                                    156,800         127,800
                                                                ----------     -----------

               Total Current Liabilities                         1,295,200         842,500
                                                                ----------     -----------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CLASS A PREFERRED STOCK,
        PAR VALUE $.01 PER SHARE:
        Authorized - 1,400,000 shares
        Issued and outstanding - 1,380,000 shares
          at par and redemption value                               13,800          13,800
                                                                ----------     -----------

SHAREHOLDERS' EQUITY

        Undesignated Class B Preferred Stock, No Par Value:
          Authorized - 10,000,000 shares
          Issued and Outstanding - None                                 --              --

        Common Stock, par value $.001 per share:

          Authorized - 50,000,000 shares
          Issued and outstanding - 15,452,442 (1998)
          and 13,814,859 (1997) shares                              15,400          13,800
        Capital in excess of par value                          28,327,000      24,370,900
        Accumulated deficit                                    (21,773,200)    (14,488,400)
                                                                ----------     -----------

               Total Shareholders' Equity                        6,569,200       9,896,300
                                                                ----------     -----------

                                                                $7,878,200     $10,752,600
                                                                ==========     ===========


                 See accompanying notes to financial statements.

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Year End December 31,
                                                                  ---------------------

                                                          1998            1997            1996
                                                          ----            ----            ----
REVENUES:
  Lease, license and service contracts                     $45,000         $10,500         $66,100
  Interest income                                          372,000         238,900         220,800
  Other                                                      1,600           1,000             500
                                                       -----------     -----------     -----------

                                                           418,600         250,400         287,400
                                                       -----------     -----------     -----------

COSTS AND EXPENSES:
  Medical regulatory expenses                            1,341,500       1,148,600       1,281,500
  Patent application costs                                 221,700         691,200         382,300
  Research and development costs                           705,000         435,300         194,400
  Compensation costs relating to options granted to
     consultants                                           843,400         582,400              --
  Sales, marketing and trade show costs                    728,100          12,300              --
  General and administrative:
    Compensation - officers and employees                  772,200         729,300         810,500
    Consultants                                            265,600         198,300         205,900
    Legal fees                                             956,900         288,100         296,300
    Accounting fees                                         51,000          35,100          51,600
    Rent and storage                                       266,000         199,900         195,400
    Insurance                                              194,700         220,600         195,800
    Travel and entertainment                                98,200          17,900          25,900
    Repairs and maintenance                                 87,500         122,100          85,100
    Depreciation and amortization                          130,900          80,500         178,600
    Payroll taxes                                           56,700          84,900          80,000
    Stock administrative fees                               83,300          53,300          52,500
    Employee benefit plan                                  133,200              --              --
    Public relations                                       299,400           9,700              --
    Promotion, printing and advertising                    230,800         106,800              --
    Bad debt expense (recovery)                                 --          (5,000)        257,700
    Other                                                  210,200         265,400         370,300
                                                       -----------     -----------     -----------

  Interest                                                  27,100          26,800          65,900

                                                         7,703,400       5,303,500       4,729,700
                                                       -----------     -----------     -----------

NET LOSS                                               $(7,284,800)    $(5,053,100)    $(4,442,300)
                                                       ===========     ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                    14,968,019      12,601,430       8,737,509
                                                       ===========     ===========     ===========

BASIC AND DILUTED LOSS PER SHARE                            $(0.49)         $(0.40)         $(0.51)
                                                       ===========     ===========     ===========

                 See accompanying notes to financial statements.

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                               COMMON STOCK
                                                               ------------
                                                                                        Capital
                                                         Number of         Par       in Excess of   Accumulated
                                                           Shares         Value        Par Value       Deficit
                                                           ------         -----        ---------       -------
BALANCES, DECEMBER 31, 1995                               6,992,904         $7,000     $7,862,400    $(4,993,000)

Year Ended December 31, 1996:
    Net loss                                                     --             --             --     (4,442,300)
    Exercise of stock options and warrants                1,073,678          1,100      2,945,600             --
    Conversion of convertible debentures into
        common stock                                      2,686,514          2,700      4,328,300             --
    Other equity transactions,
        net of costs                                             --             --        230,400             --
                                                        -----------    -----------    -----------   ------------

BALANCES, DECEMBER 31, 1996                              10,753,096         10,800     15,366,700     (9,435,300)

Year Ended December 31, 1997:
    Net loss                                                     --             --             --     (5,053,100)
    Exercise of stock options and warrants                3,061,763          3,000      8,405,500
    Compensation cost relating to options granted to
        consultants                                              --             --        582,400             --
    Other equity transactions,
        net of costs                                             --             --         16,300             --
                                                        -----------    -----------    -----------   ------------

BALANCES, DECEMBER 31, 1997                              13,814,859         13,800     24,370,900    (14,488,400)

Year Ended December 31, 1998:
    Net loss                                                     --             --             --     (7,284,800)
    Exercise of stock options and warrants                1,637,583          1,600      3,112,700             --
    Compensation cost relating to options granted to
        consultants                                              --             --        843,400             --
                                                        -----------    -----------    -----------   ------------

BALANCES, DECEMBER 31, 1998                              15,452,442        $15,400    $28,327,000   $(21,773,200)
                                                        ===========    ===========    ===========   ============

                 See accompanying notes to financial statements.

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Year Ended December 31,
                                                                                      -----------------------

                                                                                1998           1997           1996
                                                                                ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                 $(7,284,800)   $(5,053,100)   $(4,442,300)
      Adjustments to reconcile net loss to
         net cash flows from operating activities:
         Depreciation and amortization                                          130,900         80,500        178,600
         Provisions for losses on accounts receivable                                --        (10,000)         7,800
         Provision for slow moving inventories                                       --         75,000        100,000
         Compensation cost relating to options granted to consultants           843,400        582,400             --
         Changes in operating assets and liabilities:
           Accounts receivable                                                      100          5,000        220,500
           Inventories                                                              800            300        (31,800)
           Prepaid expenses and other current assets                             (5,400)        12,800          9,600
           Other assets                                                           6,600          1,900         34,400
           Accounts payable and accrued expenses                                431,700         95,200        207,400
           Other                                                                     --        (10,500)         4,500
                                                                            -----------    -----------    -----------

                Net cash flows from operating activities                     (5,876,700)    (4,220,500)    (3,711,300)
                                                                            -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Software development costs                                                  (421,800)      (124,200)            --
   Capitalized patent costs                                                    (540,300)
   Purchases of property and equipment                                          (87,700)      (169,000)      (151,500)
   Purchase of ColorMate(Registered Trademark) Units and deposits thereon    (1,504,400)            --             --
                                                                            -----------    -----------    -----------

                Net cash flows from investing activities                     (2,554,200)      (293,200)      (151,500)
                                                                            -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock net of related costs                3,114,300      8,424,800      3,076,100
   Proceeds from debentures                                                                                 4,331,000
   Proceeds (payments) of amounts payable to related parties                     25,700        (32,800)       (14,900)
   Payments of notes payable                                                     (4,700)        (5,300)        (4,400)
                                                                            -----------    -----------    -----------

                Net cash flows from financing activities                      3,135,300      8,386,700      7,387,800
                                                                            -----------    -----------    -----------

NET CHANGE IN CASH AND EQUIVALENTS                                           (5,295,600)     3,873,000      3,525,000

CASH AND EQUIVALENTS, BEGINNING OF YEAR                                       9,226,400      5,352,400      1,827,400
                                                                            -----------    -----------    -----------

CASH AND EQUIVALENTS, END OF YEAR                                            $3,929,800     $9,225,400     $5,352,400
                                                                             ==========     ==========     ==========

SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid                                                                  1,400         33,700         39,600
   Conversion of debentures into common stock                                $       --     $       --     $4,331,000
                                                                             ==========     ==========     ==========

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

      Following the Food and Drug Administration ("FDA") marketing clearance in 1997, the Company has decided to use certain components (consisting of sensors, miniature printers, cables, power supplies and certain other items) from the existing ColorMate(Registered Trademark) units for use in the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System. The costs (which are not expected to be material) incurred in extracting the components from the existing ColorMate(Registered Trademark) units for use in the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System will be expensed as incurred and the inventory value currently assigned to the existing ColorMate(Registered Trademark) units ($500 per unit) will, upon extraction of the component parts for current use, be reclassified to the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System, as the current replacement cost of these components exceeds the book value of the ColorMate(Registered Trademark) units. Management believes the cost of the recovered components will be realized from future sales.

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
                            =========             ====               =====                =========                 =====

Transactions under the stock option plan are summarized as follows:

                                                                Weighted average
                                                    Shares        exercise price
                                                    ------        --------------

Shares under option at December 31, 1995           1,023,750          2.17
          Granted (at $2.75 to $2.92 per share)    1,140,000          2.90
          Exercised                                 (187,500)         1.64
          Canceled (at $2.96 per share)               (3,750)         2.96
                                                   ---------

Shares under option at December 31, 1996           1,972,500          2.64
          Granted (at $5.00 to $10.00 per share)     791,250          7.04
          Exercised                                 (671,502)         2.34
                                                   ---------

Shares under option at December 31, 1997           2,092,248          4.40
          Granted (at $4.88 to $9.25 per share)    1,432,500          6.40
          Exercised                                 (165,700)         3.85
          Canceled (at $7.46 to $8.25 per share)    (247,500)         7.82
                                                   ---------          ----

Shares under option at December 31, 1998           3,111,548          5.08
                                                   =========          ====


Options exercisable at December
          1996           530,000
          1997         1,201,082
          1998         1,470,715

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

      At December 31, 1998 warrants to purchase 478,273 shares of common stock at $1.67 per share were outstanding. These warrants, issued to a placement agent in previous years in connection with equity financings, expire as follows: (i) 124,299 warrants issued on January 6, 1995 expire January 6, 2002; (ii) 408 warrants issued on March 13, 1995 expire March 13, 2002; (iii) 93,628 warrants issued on May 4, 1995 expire May 4, 2002; and (iv) 259,938 warrants issued on June 8, 1995 expire June 8, 2002. At December 31, 1997, warrants to purchase 1,966,061 shares of Common Stock at exercise prices of $1.67-$3.33 were outstanding.

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

                                      Class A
Name and Address of                   Preferred Stock(1)   Percent     Common Stock
Beneficial Owner                      Number of Shares     of Class   Number of Shares   Percent of Class
----------------                      ----------------     --------   ----------------   ----------------
Darby Simpson Macfarlane              1,380,000(2)          100%
10 Old Jackson Avenue, #28                                            1,611,895(3)               9.93%
Hastings-on-Hudson, NY 10706

David Kenneth Macfarlane              1,380,000(2)          100%
5 East 80th Street                                                    1,611,895(4)                 --
New York, NY 10021

Leslie Foglesong(5)                                                     165,000                     *
116 Lafayette Avenue
Brooklyn, NY 11217

Edmund Vimond                                                            12,500                     *
6967 Country Lakes Circles
Sarasota, FL 34243

Edward Mahoney                                                           12,500                     *
2044 Palisades Drive
Pacific Palisades, CA 90272

Arthur Guiry(6)                                                         105,000                     *
The Willows
11-5 Jackson Avenue
Scarsdale, New York 10583

Janssen-Meyers Associates, L.P.(7)                                    1,206,934                  7.59%
17 State Street
New York, NY 10001

All directors and executive officers  1,380,000             100%      1,906,895                 11.57%
as a group (6 persons)(8)

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

      (2) Represents 1,380,000 shares of Class A Preferred Stock beneficially owned by Mr. and Mrs. Macfarlane.

      (3) Includes 861,895 issued and outstanding shares of the Common Stock beneficially owned by Mrs. Macfarlane, 450,000 shares issuable upon the exercise of options granted to Mrs. Macfarlane and 300,000 shares issuable upon the exercise of options granted to Mr. Macfarlane which options are currently exercisable. As a result of a certain voting agreement between them, Mrs. Macfarlane is entitled to sole voting power and sole power of disposition over all shares of common stock held or acquired by Mr. Macfarlane.

      (4) Includes 861,895 issued and outstanding shares of the Common Stock beneficially owned by Mrs. Macfarlane, 450,000 shares issuable upon the exercise of options granted to Mrs. Macfarlane and 300,000 shares issuable upon the exercise of options granted to Mr. Macfarlane which options are currently exercisable.

      (5) Includes 150,000 shares issuable upon the exercise of options which are currently exercisable.

      (6) Represents 105,000 shares issuable upon the exercise of options which are currently exercisable.

      (7) Based on a representation letter from Janssen-Meyers Associates, L.P. dated March 19, 1999, and includes 636,250 shares of Common Stock held by Peter Janssen (an affiliate of Janssen-Meyers Associates, L.P.), 145,750 shares of Common Stock and 314,347 warrants held by Janssen-Meyers Associates, L.P. which, in each case, are currently exercisable, 108,647 warrants held by limited partners of Janssen-Meyers Associates, L.P. and 1,940 warrants held by Meyers Janssen Securities Corp., which, in each case, are currently exercisable. Peter Janssen and Bruce Meyers are deemed to be the beneficial owners of the shares of Common Stock and warrants held by Janssen-Meyers Associates, L.P.

      (8) Includes 1,005,000 shares issuable upon the exercise of options which are currently exercisable.

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

                  (c) The following exhibits are included in this report:

Number                  Description of Document
------                  -----------------------

3.1 Restated Articles of Incorporation of the Company, as amended. (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed November 15, 1999).

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

10.22 Subscription Agreement, dated April 15, 1999; Form of 14% Convertible Debentures Due April 15, 2002 (incorporated by reference to the Form 8-K filed April 30, 1999).

10.23+                  Consent and Waiver, dated June 8, 1999, made by Gary W.
                        Schreiner in favor of the Company.

10.24+ License Agreement, dated September 1, 1998, between the Company and Nordstrom., Inc.

10.25+ Agreement, dated December 13, 1996, between the Company and Gordon Laboratories, Inc.

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

23.1 Consent of BDO Seidman, LLP (incorporated by reference to Exhibit 23.1 to the Registration Statement filed January 20, 2000).

23.2 Consent of Wiss & Company, LLP (incorporated by reference to Exhibit 23.2 to the Registration Statement filed January 20, 2000).

27                      Financial Data Schedule (previously filed).

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

CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.


By:       /s/ Darby S. Macfarlane                  Date:       January 20, 2000
          -----------------------
          Darby S. Macfarlane,
          Chief Executive Officer


By:       /s/ Leslie Foglesong                     Date:       January 20, 2000
          --------------------
          Leslie Foglesong,
          Treasurer
          (Chief Financial and Accounting Officer)

            In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:       /s/ Darby S. Macfarlane                  Date:       January 20, 2000
          -----------------------
          Darby S. Macfarlane,
          CEO; Chairman of the Board;
          Assistant Treasurer; Director


By:       /s/ David K. Macfarlane                  Date:       January 20, 2000
          -----------------------
          David K. Macfarlane,
          Vice President, Research & Development;
          Director


By:       /s/ Leslie Foglesong                     Date:       January 20, 2000
          --------------------
          Leslie Foglesong,
          Secretary; Treasurer; Director


By:       /s/ Edmund Vimond                        Date:       January 20, 2000
          -----------------
          Edmund Vimond,
          Director


By:       /s/ Edward Mahoney                       Date:       January 20, 2000
          ------------------
          Edward Mahoney,
          Director