Form 10-Q/A
period 1999-03-31
CHROMATICS COLOR SCIENCES INTERNATIONAL INC
filed 2000-01-21
CIK 892495

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-Q/A-2

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


                                 (212) 717-6544
              (Registrant's Telephone Number, Including Area Code)

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


                                EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A-2 is being filed to update the signature page to the Form 10-Q/A for the first quarter ended March 31, 1999 which was filed with the Securities and Exchange Commission on November 12, 1999. This Quarterly Report on Form 10-Q/A-2 is being filed to update the signature page to the Form 10-Q/A for the first quarter ended March 31, 1999 which was filed with the Securities and Exchange Commission on November 12, 1999.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.

Date: November 12, 1999                  By: /s/ Darby S. Macfarlane
                                            ---------------------------
                                              Darby S. Macfarlane
                                              Chief Executive Officer

Date: November 12, 1999                  By: /s/ Leslie Foglesong
                                            ------------------------
                                              Leslie Foglesong
                                              Treasurer and Chief Financial
                                              and Principal Accounting Officer