Form 10-Q/A
period 1999-06-30
CHROMATICS COLOR SCIENCES INTERNATIONAL INC
filed 2000-01-21
CIK 892495

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

                         Commission file number 0-21168


                  CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.
                  ---------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                           New York      13-3253392
                           ------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
 Incorporation or Organization)


                  5 East 80th Street, New York, New York 10021
                  --------------------------------------------
                    (Address of principal executive offices)


                                 (212) 717-6544
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

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

                                EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A amends and restates in its entirety the text of Items 2 and 6 of Part II - Other Information of the Company's Quarterly Report on Form 10-Q for the second quarter ended June 30, 1999 which was filed with the Securities and Exchange Commission on August 23, 1999.

Item 2. Changes in Securities and Use of Proceeds.

     On April 15, 1999 the Company issued an aggregate of $5,000,000 14% senior convertible debentures due April 15, 2002 (the "Debentures") in a private placement. The purchaser of the Debentures was Gary W. Schreiner. Payments of interest on the outstanding principal amount of the Debentures are due on the earlier of the maturity date or upon any conversion of the Debentures into the Company's Common Stock. The accrued interest may be paid either in cash, shares of the Company's Common Stock or a combination of Common Stock and cash, at the option of the Company.

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

     On June 15, 1999, the Company completed a private placement of 40,000 shares of a newly authorized series of the Company's preferred stock, designated as Class B Series 2 preferred stock, at a price of $100 per share and for an aggregate total consideration of $4,000,000. The purchaser of the Class B Series 2 preferred stock was LB I Group, an affiliate of Lehman Brothers, Inc. The shares of Class B Series 2 preferred stock issued are convertible into shares of Common Stock at an initial conversion price of $7.25 per share, subject to adjustment for stock splits, combinations and similar recapitalizations affecting the Company's Common Stock and in certain circumstances involving the issuance of shares of the Company's Common Stock at prices below $7.25 per share. The holders of the Class B Series 2 preferred stock also received an aggregate of 270,690 five year warrants to purchase shares of the Company's Common Stock. The warrants have an initial exercise price of $8.25 per share, which may be subject to adjustment similar to that of the Class B Series 2 preferred stock.

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

     The shares of Class B Series 2 preferred stock, Debentures and warrants issued in these private placements were exempt under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), based on representations and warranties made to the Company by the purchasers of these securities that such purchasers were accredited investors (as such term is used in the Securities Act) purchasing the securities for their own account, for investment purposes only and not with a view towards a public sale or distribution thereof. These purchasers further acknowledged that they understood that they were purchasing securities that were not freely transferable in the public securities market and that the certificates evidencing the securities they received would contain a restrictive legend to the effect that such securities may not be transferred in the absence of registration pursuant to the Securities Act or an opinion of counsel satisfactory in form and content to the Company that registration is not required.

     In connection with these private placements, the Company agreed to register the shares of its common stock issuable upon the conversion of the Debentures, Class B Series 2 preferred stock and warrants for resale under the Securities Act of 1933.

Item 6. Exhibits and Reports on Form 8-K.

3.1 Restated Articles of Incorporation of the Company, as amended (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1999, filed on August 23, 1999).

3.2 By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 33-54256) filed on November 5, 1992, as amended)

4.1 Preferred Stock Purchase Agreement, dated as of June 11, 1999, by and between Chromatics Color Sciences International, Inc. and LB I Group Inc. (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on July 1, 1999).

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

27.1 Financial Data Schedule (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1999, filed on August 23, 1999).

During the three month period ended June 30, 1999, the Company filed Current Reports on Form 8-K on the following dates:
- April 30, 1999 (Private placement of 14% Senior Convertible Debentures on April 15, 1999) and
- June 18, 1999 (Distribution Agreement with Datex-Ohmeda, Inc. executed on June 7, 1999).

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.

Date: January 20, 2000                 By: /s/ Darby S. Macfarlane
                                          --------------------------------------
                                               Darby S. Macfarlane
                                               Chief Executive Officer

Date: January 20, 2000                 By: /s/ Leslie Foglesong
                                          --------------------------------------
                                               Leslie Foglesong
                                               Treasurer and Chief Financial
                                               and Principal Accounting Officer