Form 10-Q/A
period 1999-09-30
CHROMATICS COLOR SCIENCES INTERNATIONAL INC
filed 2000-01-21
CIK 892495

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


                               New York 13-3253392
                               -------------------
     (State or Other Jurisdiction of (I.R.S. Employer Identification Number)
                         Incorporation or Organization)


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

                                EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A amends and restates in its entirety the text of (i) Items 1 and 2 of Part I - Financial Information and (ii) Item 6 of
Part II - Other Information of the Company's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1999 which was filed with the Securities and Exchange Commission on November 16, 1999.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                             September 30, 1999          December 31, 1998
                                                                             ------------------          -----------------
                                                                                  (Unaudited)                 (Note 1)
                                     ASSETS
CURRENT ASSETS:
     Cash and equivalents                                                            $5,113,200                $3,929,800
     Accounts receivable                                                                253,200                    92,300
     Inventories                                                                      1,645,800                   147,300
     Prepaid expenses and other assets                                                   50,400                    81,800
                                                                                     ----------                ----------

           Total Current Assets                                                       7,062,600                 4,251,200

COLORMATE(Registered) UNITS                                                                  --                 1,820,100
PROPERTY AND EQUIPMENT, NET                                                             649,500                   301,700
SOFTWARE DEVELOPMENT COSTS, NET                                                         575,100                   546,000
PATENT COSTS, NET                                                                       873,900                   540,300
OTHER ASSETS                                                                          1,145,600                   418,900
                                                                                    -----------                ----------

                                                                                    $10,306,700                $7,878,200
                                                                                    ===========                ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Amounts payable to related party                                               $   279,500                $  318,900
     Accounts payable and accrued expenses:
           Attorneys and accountants                                                    209,400                   673,000
           Consultants                                                                   83,600                   146,500
           Trade                                                                         87,000                   156,800
                                                                                    -----------                ----------

               Total Current Liabilities                                                659,500                 1,295,200
                                                                                    -----------                ----------

LONG TERM DEBT:
     Accrued interest on senior convertible debentures                                  320,800                        --
     Senior convertible debentures                                                    3,450,800                        --
                                                                                    -----------                ----------

                                                                                      3,771,600                        --
                                                                                    -----------                ----------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
     Class A, Par Value $.01 per share:
           Authorized - 1,400,000 shares
           Issued and outstanding - 1,380,000 shares
               at par value and redemption value                                        13,800                     13,800
     Class B, Series 2      Convertible Preferred Stock, No Par
        Value:

           Authorized - 10,000,000 shares
           Issued and outstanding - 40,000 shares in 1999
           $115 redemption value                                                      2,797,300                        --
                                                                                    -----------                ----------


                                                                                      2,811,100                   13,800

SHAREHOLDERS' EQUITY
     Common Stock, par value $.001 per share:
           Authorized - 50,000,000 shares
           Issued and outstanding - 15,535,481 (1999)
               and 15,452,442 (1998) shares                                              15,500                    15,400
     Capital in excess of par value                                                  33,939,300                28,327,000
     Accumulated deficit                                                            (30,890,300)              (21,773,200)
                                                                                    -----------               -----------

           Total Shareholders' Equity                                                 3,064,500                 6,569,200
                                                                                    -----------               -----------

                                                                                    $10,306,700               $ 7,878,200
                                                                                    ===========               ===========

           See accompanying notes to consolidated financial statements

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          Three Months Ended September 30,    Nine Months Ended September 30,
                                                          --------------------------------    -------------------------------

                                                               1999              1998             1999               1998
                                                               ----              ----             ----               ----
Revenues:
      Sales                                                $   362,100      $    46,200       $   362,700       $    46,400
      Interest income                                           73,700           88,000           157,400           312,800
                                                           -----------      -----------       -----------       -----------

                                                               435,800          134,200           520,100           359,200
                                                           -----------      -----------       -----------       -----------

COSTS AND EXPENSES:
      Cost of sales                                             46,300               --            46,300                --
      Medical regulatory expenses                              494,800          202,100           968,100         1,032,500
      Patent application costs                                  35,100           59,000            83,000           186,300
      Research and development costs                           229,200          160,600           658,500           520,500
      Compensation costs relating to options
      granted to consultants (non cash)                        248,000          197,400           736,000           615,400
      Sales, marketing and promotion costs                     568,400          310,100         1,794,500           715,300
      General and administrative:
          Compensation - Officers and employees                177,800          154,600           563,900           571,400
          Consultants                                           78,400           71,500           229,400           193,500
          Legal fees                                           205,700          401,800           757,800           730,000
          Accounting fees                                        8,200            7,500            55,300            39,800
          Rent and storage                                      74,000           72,200           222,400           192,300
          Insurance                                             90,100           57,300           210,500           136,700
          Travel and entertainment                              68,600           19,600            85,100            74,700
          Repairs and maintenance                               30,500           38,500            86,200            64,000
          Depreciation and amortization                        138,800           28,500           196,700           103,000
          Payroll taxes                                         11,300           10,500            44,300            45,400
          Stock administrative fees                             37,100            6,900            80,800            58,300
          Employee benefit plan                                      0           24,300             1,700           131,500
          Public relations                                      49,800          150,700           150,800           150,700
          Other                                                 65,800           59,700           222,400           154,500
      Interest and financing costs (primarily non-cash)        923,700            7,200         2,443,500            20,500
                                                           -----------      -----------       -----------       -----------

                                                             3,581,600        2,040,000         9,637,200         5,736,300
                                                           -----------      -----------       -----------       -----------

NET LOSS                                                   $(3,145,800)     $(1,905,800)      $(9,117,100)      $(5,377,100)
                                                           ===========      ===========     =============       ===========


NET LOSS TO COMMON STOCKHOLDERS:

NET LOSS                                                   $(3,145,800)     $(1,905,800)      $(9,117,100)      $(5,377,100)

DEEMED DIVIDEND FOR CLASS B, SERIES 2
       CONVERTIBLE PREFERRED STOCK                              66,300                          1,341,300
                                                           -----------                        -----------

NET LOSS TO COMMON STOCKHOLDERS                            $(3,212,100)     $(1,905,800)     $(10,458,400)      $(5,377,100)
                                                           ===========      ===========      ============       ===========


WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING                            15,499,299       15,315,530        15,498,360        14,815,017
                                                           ===========      ===========      ============       ===========


BASIC AND DILUTED LOSS PER SHARE                                $(0.21)          $(0.12)           $(0.67)           $(0.36)
                                                                ======           =======           =======           ======

           See accompanying notes to consolidated financial statements

    CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY CONSOLIDATED
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (UNAUDITED)


                                                                    Common Stock
                                                                    ------------

                                                             Number of                          Capital
                                                               Shares                          in Excess        Accumulated
                                                             Outstanding        Par Value      of Par Value       Deficit
                                                             -----------        ---------      ------------       -------

Balances, December 31, 1998                                   15,452,442          $15,400       $28,327,000    $(21,773,200)

Nine Months Ended September 30, 1999:

          Net Loss                                                    --               --                --      (9,117,100)

          Exercise of stock options and
              warrants                                            83,039              100           371,200              --

          Original issue discount on senior
              convertible debentures (below
              market conversion price)                                                            3,575,000

          Original issue discount on Class B,
             convertible preferred stock
             (warrants and below market
             conversion price)                                                                    2,271,400

          Deemed dividend on Class B,
             convertible preferred stock                                                         (1,341,300)

          Compensation cost relating to options
             granted to consultants                                   --               --           736,000              --
                                                             -----------          -------       -----------    ------------

Balances, September 30, 1999                                  15,535,481          $15,500       $33,939,300    $(30,890,300)
                                                             ===========          =======       ===========    ============

           See accompanying notes to consolidated financial statements

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               Nine Months Ended September 30,
                                                                                               -------------------------------

                                                                                                  1999             1998
                                                                                                  ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net Loss                                                                            $(9,117,100)     $(5,377,100)
           Adjustments to reconcile net loss to net cash flows from operating activities:
           Depreciation and amortization                                                           196,700          103,000
           Compensation cost relating to options granted to consultants                            736,000          615,400
           Non-cash interest and financing costs                                                 2,052,900               --
           Changes in operating assets and liabilities:
               Accounts receivable                                                                (246,200)              --
               Inventories                                                                        (684,400)            (200)
               Prepaid expenses and other assets                                                    31,400           10,900
               Other assets                                                                        (60,400)           8,600
               Accounts payable and accrued expenses                                              (190,200)         166,000
                                                                                                ----------       ----------

                    Net cash flows from operating activities                                    (7,281,300)      (4,473,400)
                                                                                                ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Software development costs                                                              (81,400)        (269,900)
           Capitalized patent costs                                                               (355,500)        (343,000)
           Purchase of property and equipment                                                     (157,700)         (72,500)
           Purchase of ColorMate(Registered) Units and deposits thereon                                 --         (830,800)
                                                                                                ----------       ----------

                   Net cash flows from investing activities                                       (594,600)      (1,516,200)
                                                                                                ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds from issuance of common stock, net of related costs                            371,300        3,016,500
           Proceeds (payments) of amounts payable to related party                                 (39,400)          19,100
           Proceeds from senior convertible debentures                                           5,000,000               --
           Net proceeds from the issuance of preferred stock and warrants, net of costs          3,727,400               --
           Payments of notes payable                                                                    --           (3,700)
                                                                                                ----------       ----------

                   Net cash flows from financing activities                                      9,059,300        3,031,900
                                                                                                ----------       ----------

NET CHANGE IN CASH AND EQUIVALENTS                                                               1,183,400       (2,957,700)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                                        3,929,800        9,225,400
                                                                                                ----------       ----------

CASH AND EQUIVALENTS, END OF PERIOD                                                             $5,113,200       $6,267,700
                                                                                                ==========       ==========


SUPPLEMENTAL CASH FLOW INFORMATION
           Interest Paid                                                                           $59,000           $1,400
                                                                                                   =======
           Reclassification of ColorMate(Registered Trademark) Units                              $671,700               --
                                                                                                  ========

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

On July 30, 1997, the Company was granted clearance by the FDA for commercial marketing of the ColorMate(Registered) TLc- BiliTest(Registered) System for the non-invasive detection and monitoring of bilirubin infant jaundice in newborns by health care professionals in hospitals, pediatricians' offices and by home healthcare agencies. On June 7, 1999, the Company executed a renewable, five-year agreement with Datex-Ohmeda, Inc. and its Ohmeda Medical Division ("DO") pursuant to which the Company appointed DO as the exclusive distributor in the United States of the Company's ColorMate(Registered) TLc-BiliTest(Registered) System for non-invasive monitoring of bilirubin infant jaundice in the hospital market, the non-consumer home healthcare market (in which the test is administered solely by a healthcare professional), the pediatrician office market and clinics within all such markets. The agreement also applies to the Company's disposable calibration standard (TLc-Lensette(Trademark)) that is used to calibrate each measurement taken by the ColorMate(Registered) TLc-BiliTest(Registered) System and provides that the Company will share in the sales revenues for both products. Terms of the agreement include annual minimum market penetration performance standards and purchasing and placement of quantities for both the ColorMate(Registered) TLc-BiliTest(Registered) System and the TLc- Lensette(Trademark) calibration standard. Sales under the agreement commenced in July 1999.

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

Note 3 - ColorMate(Registered) Units

As noted above, in June 1999 the Company entered into a distribution agreement to sell ColorMate(Registered) TLc- BiliTest(Registered) Systems ("Systems") and related TLc-Lensette(Trademark) calibration standards to DO. The agreement called for the Company to provide a certain number of Systems to DO at no cost until sold to serve as demo units to assist in the sales and marketing of the Systems. The Company maintains title of certain of these Systems, while DO obtains ownership of the other Systems. The Company has classified $264,600 in property and equipment, representing the cost of the Systems for which it maintains title, and has classified $407,100 in other assets, representing the cost of the remaining Systems (intangible asset associated with obtaining the agreement with DO). The amount classified in other assets is being amortized over the life of the DO Agreement, 5 years. All amounts previously classified as ColorMate(Registered) Units have been classified as inventory, fixed assets or other assets. The fixed assets and other assets are being depreciated over a five-year period.

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

The outstanding principal amount of the Debentures (together with accrued interest thereon) is not convertible until after the first anniversary of the closing (except for 20%, which was immediately convertible). At that time, the Debentures are convertible into shares of Common Stock, at the option of the holder or holders thereof, at the conversion price of $5.00. However, at any time prior to April 14, 2000, such portion of the Debentures may be converted, at the option of the holder or holders thereof, as shall result in the issuance, upon such conversion, of not more than an aggregate of 200,000 shares of Common Stock. Subject to applicable securities laws, the holder or holders of such shares, in the aggregate, may only sell not more than an aggregate of 50,000 shares of such Common Stock issued upon such conversion during any one month period ending prior to April 14, 2000. At any time after the 18 month anniversary of the closing, the Company may prepay the entire amount of the Debentures or any portion thereof for a prepayment price equal to the original principal amount of the Debentures plus all accrued and unpaid interest. At any time after the 18 month anniversary of the closing and prior to the Maturity Date, in the event the average closing bid price (as reported on the Nasdaq SmallCap Market or such other principal market or exchange on which the Common Stock is then traded) of the Company's Common Stock for any 10 consecutive trading days equals or exceeds $10.29, the Company can require conversion of the outstanding principal amount (together with accrued interest) of the Debentures into Common Stock at a conversion price of $5.00 per share. The Company filed a Form 8-K on April 30, 1999 relating to the issuance of the Debentures. The Debentures resulted in an original issue discount charge of approximately $3.6 million (representing the intrinsic value of the below-market conversion price) which will be amortized over one year. Through September 30, 1999 the Company has amortized $2.0 million.

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

The private placement has resulted in a deemed dividend charge of approximately $3.0 million, resulting from a below market conversion price of preferred stock ($1,069,000), a $15 per share redemption premium ($600,000) and the fair value (using Black Scholes method) of warrants issued in connection with the private placement ($1,275,000), of this amount, approximately $1.3 million has been charged through September 1999 and $1.7 million will be charged over the redemption period.

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

Revenues for the quarter ended September 30, 1999 were $435,800, an increase of $301,600 or 224.7% from revenues of $134,200 for the quarter ended September 30, 1998. Revenues for the nine months ended September 30, 1999 were $520,100, an increase of $160,900 or 44.8% from revenues of 359,200 for the nine months ended September 30, 1998. The primary reason for the increase in revenues during the 1999 periods as compared to the corresponding 1998 periods is due to an increase in sales partially offset by a decrease in interest income. As some products were shipped for promotional use or shipped under a deferred payment until sold by the distributor, the revenues for such products were not realized in this quarter, and some are carried as other assets. See Note 3 to the Financial Statements. Sales revenue for the nine months ended September 30, 1999 was comprised primarily of TLc-Lensette(Trademark) calibration standards which were shipped in the third quarter under the distribution agreement with DO. Sales revenue for the corresponding 1998 period was primarily attributable to a cosmetic study conducted by the Company.

For the three months ended September 30, 1999 medical regulatory expenses were $494,800, an increase of $292,700 or 144.8% from medical regulatory expenses of $202,100 for the three months ended September 30, 1998. Medical regulatory expenses for the nine months ended September 30, 1999 were $968,100, a decrease of $64,400 or 6.2% from medical regulatory expenses of $1,032,500 for the nine months ended September 30, 1998. The primary reason for the decline in medical regulatory expenses during the nine months ended September 30, 1999 as compared to the corresponding 1998 period the completion of certain initial phases of manufacturing, requiring extensive regulatory compliance, including ISO 9001 and the GSR/GMP quality manufacturing system for FDA compliance.

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

Compensation costs relating to options granted to consultants were $248,000 for the three months ended September 30, 1999, an increase of $50,600 or 25.6% from compensation costs relating to options granted to consultants of $197,400 for the three months ended September 30, 1998. For the nine months ended September 30, 1999 compensation costs relating to options granted to consultants were $736,000, an increase of $120,600 or 19.6% from compensation costs relating to options granted to consultants of $615,400 for the nine months ended September 30, 1999. The consultants are third party specialists primarily engaged in research and development, regulatory and financing activities on behalf of the Company. Part of their compensation is paid in the form of stock options, which are recorded as an expense based upon the fair value (using the Black Scholes method) of such options. These options provide a benefit to the Company by conserving its cash resources while providing the consultants with an opportunity to participate in any appreciation in the value of the equity of the Company.

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

Cash used by operating activities for the nine months ended September 30, 1999 was $7,281,300, an increase of $2,807,900 from cash used by operating activities of $4,473,400 for the nine months ended September 30, 1998. The primary reasons for the increase in cash used by operating activities during the 1999 period as compared to the 1998 period was a $1,079,200 increase in sales, marketing and promotion costs, a $684,400 increase in inventory associated with the introduction of the Company's ColorMate(Registered) TLc-BiliTest(Registered) System, a $246,200 increase in accounts receivable and a $356,200 net decrease in accounts payable. The Company collected $112,000 during the quarter ended September 30, 1999, representing approximately 31% of revenues during the quarter. The low percentage was a result of a significant portion of the sales occurring in the last month of the quarter.

The Company's primary source of liquidity during the nine months ended September 30, 1999 was the net proceeds from the private placements of convertible debt and equity securities it consummated during the second quarter of 1999. As a result of the Distribution Agreement the Company entered into with Datex-Ohmeda, Inc. in June 1999 for the distribution of the Company's ColorMate(Registered) TLc-BiliTest(Registered) System, the Company began to derive revenues from this product during the third quarter of 1999. Management currently anticipates that cash and cash equivalents, together with the anticipated revenues under the Datex-Ohmeda Distribution Agreement and the financing in the amount of $4.0 million pursuant to the second closing contemplated by the agreement executed in connection with the June 1999 preferred stock financing, will be adequate to fund the Company's anticipated liquidity needs at least until October 2000, although there can be no assurance of such result. If the revenues derived from the Datex-Ohmeda Distribution Agreement are insufficient to fund the Company's anticipated liquidity needs beyond October 2000, the Company will be required to raise additional capital prior to that date to support its continued operations through one or more offerings of its equity securities or securities convertible into its equity securities, which may take the form of private placements or a public offering, or through borrowings.

The Company has completed an assessment of its own internal computer systems and software applications for purposes of determining their vulnerability to the year 2000 issue and believes that such systems and applications are year 2000 compliant in all material respects. The Company has also received written assurances regarding the year 2000 readiness of the principal third parties with whom it has a relationship, consisting of its contract manufacturer, its principal component parts vendors and distributor of its ColorMate(Registered Trademark) TLC-BiliTest(Registered Trademark) System. Based on this assessment and these assurances, management of the Company has not developed a contingency plan for addressing any year 2000 problems and believes that the most reasonably likely year 2000 scenario will involve minor and transitory problems with third parties that are not material to the Company's operations.

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

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

3.1 Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1999, filed on August 23, 1999).

3.2 By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 33-54256), filed on November 5, 1992, as amended).

27.1 Financial Data Schedule (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1999, filed on November 16, 1999).

During the three month period ended September 30, 1999, the Company filed one Current Report on Form 8-K on July 1, 1999, which disclosed the private placement of convertible preferred stock and warrants on June 15, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.

Date: January 20, 2000                By: /s/ Darby S. Macfarlane
                                         ---------------------------------------
                                              Darby S. Macfarlane
                                              Chief Executive Officer

Date: January 20, 2000                By: /s/ Leslie Foglesong
                                         ---------------------------------------
                                              Leslie Foglesong
                                              Treasurer and Chief Financial
                                              and Principal Accounting Officer