Form 10-K/A
period 1998-12-31
CHROMATICS COLOR SCIENCES INTERNATIONAL INC
filed 2000-01-26
CIK 892495

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-4

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

                                EXPLANATORY NOTE

This Report on Form 10-K/A-4 amends and restates in its entirety the text of
Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 which was filed with the Securities and Exchange Commission on April 15, 1999 and amended on November 12, 1999 and January 21, 2000.

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

Although the Company anticipates that the future expenses regarding FDA application costs and related patent application costs should be significantly less than amounts incurred prior to receipt of the initial FDA marketing clearance, the Company will continue to incur significant additional costs and expenses in connection with FDA manufacturing and other regulations, state regulatory requirements and foreign market clearances and other requirements. In addition, the Company expects to incur significant expenses relating to manufacturing expenses, products liability insurance, legal and regulatory compliance, including QSR/GMP quality system substantial compliance, as well as research and development for new potential applications, and implementation of the next phase of its efforts to successfully commercialize the medical application of its technology. The Company expects to generate profits from the medical application of its technology from the aggregate sales of the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System and TLc Lensette(Trademark) calibration standards to its third party distributor. The Company also anticipates significantly higher compensation expenses in connection with increased hiring to staff its medical division. See "Liquidity and Capital Resources," below. The Company will also incur additional expenses implementing additional testing and clinical trials of its technologies for the possible monitoring of other chromogenic diseases. Further, the Company anticipates significantly higher legal expenses in connection with its defense of certain class action suits that have been brought against the Company and as the Company explores all of its potential legal remedies. See "Legal Proceedings."

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

The Company expects to generate profits from the aggregate sales of its ColorMate (Registered Trademark) TLc-BiliTest(Registered Trademark) System and the disposable TLc-Lensette (Trademark) Calibration Standards which calibrate the device prior to its use. The ColorMate(Registered Trademark) TLc-Bilitest(Registered Trademark) System consists of two distinct products: the Colormate(Registered Trademark) TLc-Bilitest(Registered Trademark) System device and the TLc-Lensette(Trademark) calibration standards. The initial transfer prices of the Colormate(Registered Trademark) TLc-Bilitest(Registered Trademark) System devices and the TLc-Lensette(Trademark) calibration standards are initially set at established minimum amounts. The Company will receive additional amounts from the distributor equal to a defined percentage of the distributor's sales of the products ("Profit Sharing Payments"). The Company will incur a small loss based on the initial transfer price of the ColorMate(Registered Trademark) TLc-Bilitest(Registered Trademark) System devices. This loss will be more than offset in the same period through the profits generated from the sale of TLc-Lensette(Trademark) calibration standards, which are initially transferred at a significant profit. In addition, the Profit Sharing Payments will generate additional profits to the Company. The Company expects to lower its production cost of the Colormate(Registered Trademark) TLc-Bilitest(Registered Trademark) System device by June 2000 which will eliminate the small loss from the initial transfer prices of the ColorMate(Registered Trademark) TLc-Bilitest(Registered Trademark) System devices.


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

CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.


By:       /s/ Darby S. Macfarlane                  Date:       January 25, 2000
          -----------------------
          Darby S. Macfarlane,
          Chief Executive Officer


By:       /s/ Leslie Foglesong                     Date:       January 25, 2000
          --------------------
          Leslie Foglesong,
          Treasurer
          (Chief Financial and Accounting Officer)

            In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:       /s/ Darby S. Macfarlane                  Date:       January 25, 2000
          -----------------------
          Darby S. Macfarlane,
          CEO; Chairman of the Board;
          Assistant Treasurer; Director


By:       /s/ David K. Macfarlane                  Date:       January 25, 2000
          -----------------------
          David K. Macfarlane,
          Vice President, Research & Development;
          Director


By:       /s/ Leslie Foglesong                     Date:       January 25, 2000
          --------------------
          Leslie Foglesong,
          Secretary; Treasurer; Director


By:       /s/ Edmund Vimond                        Date:       January 25, 2000
          -----------------
          Edmund Vimond,
          Director


By:       /s/ Edward Mahoney                       Date:       January 25, 2000
          ------------------
          Edward Mahoney,
          Director