Form 10-K
period 1999-12-31
CHROMATICS COLOR SCIENCES INTERNATIONAL INC
filed 2000-03-30
CIK 892495

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

/X/ Annual report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                  For the fiscal year ended December 31, 1999

/_/ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to ____________________


                         Commission file number 0-21168
--------------------------------------------------------------------------------
                  CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                        NEW YORK                                                        13-3253392
--------------------------------------------------------------             ----------------------------------
(State or Other Jurisdiction of Incorporation or Organization)            (IRS Employer Identification Number)

              5 East 80th Street, New York, New York                                        10021
              --------------------------------------                                        -----
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

     Purchase Rights for Class B Series 1 Preferred Stock, par value $0.001
--------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X   No
                                       ---    ----

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|_|

         As of March 23, 2000, 15,901,403 shares of Common Stock, par value $0.001 per share (the "Common Stock") of the registrant were outstanding and the aggregate market value of the voting stock (computed based on the average of the last bid and asked price on such date) held by non-affiliates was approximately $88,268,894.
--------------------------------------------------------------------------------

                                     PART I

THIS ANNUAL REPORT ON FORM 10-K, INCLUDING ITEM 1 ("BUSINESS") AND ITEM 7 ("MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS"), CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS "BELIEVE," "ANTICIPATE," "THINK," "INTEND," "PLAN," "WILL BE," "EXPECT" AND SIMILAR EXPRESSIONS IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REGARDING FUTURE EVENTS AND/OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED IN "RISK FACTORS" BELOW AT PAGES 14 TO 25, WHICH COULD CAUSE ACTUAL EVENTS OR THE ACTUAL FUTURE RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT. SUCH RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS, THE AVAILABILITY OF ANY NEEDED FINANCING, THE COMPANY'S ABILITY TO IMPLEMENT ITS BUSINESS PLAN FOR VARIOUS APPLICATIONS OF ITS TECHNOLOGIES, INCLUDING MEDICAL AND INDUSTRIAL APPLICATIONS, THE COMPANY'S ABILITY TO ENTER INTO AGREEMENTS WITH ADDITIONAL MARKETING AND DISTRIBUTION PARTNERS, THE OBTAINING AND MAINTAINING OF AND COMPLIANCE WITH ANY NECESSARY REGULATORY APPROVALS OR CLEARANCES APPLICABLE TO APPLICATIONS OF THE COMPANY'S TECHNOLOGY, THE IMPACT OF COMPETITION, THE MANAGEMENT OF GROWTH, AND OTHER RISKS AND UNCERTAINTIES THAT MAY BE DETAILED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. IN LIGHT OF THE SIGNIFICANT RISKS AND UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF SUCH STATEMENTS SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED.

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

Infant jaundice occurs in most newborns because of a combination of increased bilirubin production, a waste product that is normally produced from the breakdown of red blood cells, and decreased clearance of bilirubin by the liver. Infant jaundice primarily affects infants within the first three to ten days of life. Almost all newborn babies develop some degree of infant jaundice and very high bilirubin levels, if left untreated, may, in extreme cases, lead to permanent brain damage or death. Prior to birth, the bilirubin in an infant is processed by the mother's liver and excreted. Following its birth, an infant must eliminate bilirubin independent of its mother, and it may take an infant's system several days to begin eliminating the bilirubin faster than it is produced. Infants who are born prematurely, who are underfed or who belong to certain ethnic groups are at an increased risk of developing newborn infant jaundice. The initial screening of bilirubin levels is the observation of the yellowing of the skin by professional care providers, which is a subjective determination prone to errors due to differing skin colors. If the initial clinical assessment suggests the possibility of significant elevated bilirubin levels, the current procedure requires that a blood sample be obtained from the infant, usually by lancing the infant's heel (heelstick). These laboratory measurements are time-consuming, costly and a traumatic process for the infant. In addition, repeated blood drawing in very low birth weight babies with extremely small blood volumes may result in the need for blood transfusion. Since infant jaundice is normally present in infants 36 to 72 hours following birth, infants who are sent home after a short hospital stay pursuant to managed care guidelines in the United States are at risk because the condition may not have presented itself prior to release. Thus the Company believes a non-invasive instrument that monitors infant jaundice in infants represents a significant improvement in patient care. A joint statement by the American Academy of Pediatrics and the Canadian Pediatric Society published in the February 2000 issue of Pediatrics, titled Prevention and Management of Pain and Stress in the Neonate, urges doctors to take measures to alleviate pain in healthcare for babies and prevent causing pain whenever possible. The statement recommends, "Health care institutions should develop and implement patient care policies to assess, prevent and manage pain in neonates, including those receiving palliative care." Also, "whenever possible validated noninvasive monitoring techniques . . . that are not tissue damaging should replace invasive methods."

Prior to marketing the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System, the Company's activities principally involved licensing the Intellectual Properties, leasing the ColorMate(Registered Trademark) System and marketing its own line of precisely color coordinated proprietary cosmetics ("My Colors by Chromatics (Registered Trademark)") and proprietary color charts and material swatchpacks (collectively, the "Beauty Aid Products") in the cosmetics, hair color, beauty aid and fashion industries (i) in a national sales program with Avon Products, Inc. and in limited test markets with Clairol, Inc. and Hanes Hosiery, Inc. (all conducted prior to June 1991), (ii) under a product development agreement with Gordon Laboratories, Inc. ("Gordon") and (iii) under a license and lease agreement with Nordstrom, Inc. ("Nordstrom"). Presently, as the result of its efforts to market commercially the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System for medical application, the Company has not initiated any new relationships to distribute its Beauty-Aid Products. Once the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System has achieved sufficient commercial distribution, the Company will renew its efforts for commercial distribution of its Beauty-Aid Products.

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

The ColorMate(Registration Trademark) TLc-BiliTest(Registered Trademark) System for monitoring infant jaundice as currently marketed by the Company's distribution partner, Datex-Ohmeda, Inc. and its Ohmeda Medical Division has a list price of $3,000 to $5,000 depending on the model and may be leased or used under a limited time offer for use and evaluation of the system, all with either purchase of minimum monthly supplies of the TLc-Lensette(Trademark) calibration standards at $11.90 per unit or minimum monthly charges per use under a Managed Use Program.

Marketing and Distribution

In September 1997, the Company released the results of market research studies which analyzed the existing market for methods currently used to monitor newborn infant jaundice in infants in the United States and in the developed countries of Europe, South America and Canada combined, and Asia. The study indicated that the World Health Organization published annual birthrate is approximately 4,000,000 births in the United States, with approximately 10% of these births being premature infants. The Company estimates that individual bilirubin heelstick blood tests on newborn infants, which are not part of a general panel blood test, total approximately 15,000,000 tests performed annually in the United States, based on data made available by the World Health Organization, the American Academy of Pediatrics, independent market studies commissioned by the Company, business proposals from potential marketing partners and its current distribution partner. Internationally, using the World Health Organization birth rates, independent market studies and research obtained from companies currently marketing neonatal medical devices in foreign countries, the Company estimates that the current European market for infant bilirubin tests is approximately the same size as the United States; South America and Canada combined represent approximately 25% of the United States market size, and the Southern Chinese and entire Japanese markets combined represent approximately the same size of market as the United States.

In order to successfully market and sell its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System for monitoring of newborn infant jaundice globally, the Company must either develop an extensive marketing and sales force or enter into arrangements with third parties to market and sell this product in different territories and markets. These arrangements could take the form of lease/license arrangements, marketing and distribution arrangements, joint ventures or acquisitions. The Company's strategy is to effect the sales and distribution of its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System through collaborative distributors. The Company believes that by aligning with larger, more established medical company distributors, in specific market segments and territories, it can more effectively and quickly penetrate the medical marketplace.

On June 7, 1999, the Company executed a renewable, five-year agreement with Datex-Ohmeda, Inc. and its Ohmeda Medical Division ("DO") pursuant to which the Company appointed DO as the exclusive distributor in the United States of the Company's Colormate (Registered Trademark) TLc-BiliTest (Registered Trademark) System for noninvasive monitoring of bilirubin (infant jaundice) in the hospital market, the non-consumer home healthcare market (in which the test is administered solely by a healthcare professional), the pediatrician office market and clinics within all such markets. The agreement also applies to the Company's TLc-Lensette (Trademark) disposable standard that is used to calibrate measurements taken by the ColorMate (Registered Trademark) TLc-BiliTest (Registered Trademark) System. The terms of the agreement provide for minimum purchases of ColorMate (Registered Trademark) System units and TLc-Lensette (Trademark) disposable color-calibration and verification standards for the term of the agreement. There are no financial penalties for failure to meet these minimum levels. However, the Company has the option to terminate the agreement if these minimums are not met. DO commenced marketing the ColorMate (Registered Trademark) TLc-BiliTest (Registered Trademark) System in the third quarter of 1999 to hospitals and expects to launch the product to the home health care market (in which the test is administered solely by a healthcare professional) in the first quarter of 2000. Substantially all of the Company's sales in 1999 were from shipments under this agreement. There can be no assurance that the Company will be able to successfully enter into additional marketing and sales agreements with third parties on acceptable terms.

Prior to entering into the agreement with DO and in order to provide the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System to hospitals and physicians, and to expedite evaluation of the product by the medical community, the Company implemented a series of significant steps to increase awareness of its products in the medical community and to initiate its own sales and servicing of the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System with United States physicians and clinicians in hospitals.

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

In January 1999, the Company formed a five-person sales unit led by Dennis A. McClinton, Vice President of Sales. Mr. McClinton has an 18-year background in sales of fetal and neonatal intensive care unit monitoring products at Marquette Medical Systems and heads a staff that averages ten years experience in that field. The unit's initial responsibility was to commence sales activity of the ColorMate (Registered Trademark) TLc-BiliTest (Registered Trademark) System and to further commercialize sales in the medical markets working in concert with distribution partners.

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

The Company's FDA market clearance authorizes use of the Company's technology as an aid to the physician in monitoring the status of newborn babies for the development and progression of newborn infant jaundice.

The Company believes a non-invasive instrument that monitors infant jaundice in infants represents a significant improvement in patient care.

Following a physician's examination of a newborn within the first hours of birth, newborn babies would be measured initially and monitored periodically by the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System for incremental changes in the yellow content of their skin color. Because the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System can provide effective non-invasive monitoring of newborn infant jaundice, it may have significant marketing advantages toward reducing the invasive, repeated, daily blood testing techniques currently used, which in many cases leads to blood transfusion of the infant. See "Risk Factors." However, because the medical community is relatively slow to adopt new technologies, there can be no assurance that practitioners will perceive a need for, or accept, the Company's technology, or be willing to commit funds to its development or the purchase of any such completed technology.

Since receiving FDA marketing clearance in the United States, the Company has undertaken the procedures to obtain required international regulatory clearances for its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System. In March 1999, the Company received ISO-9001 and EN46001 certifications, signifying that the Company's New York facility meets important international quality standards for product design and development, manufacturing, servicing and distribution. In April 1999, the Company also was granted permission by the European Union (EU) notified body, TUV Essen, to affix the CE Mark to its ColorMate(Registered) TLc-BiliTest(Registered Trademark) System.

Manufacturing

One element of the Company's business strategy is to outsource the production of the components and final assembly of the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System and its TLc-Lensette(Trademark) disposable calibration and verification standard to third-party manufacturers. In November 1998, the Company reached an agreement with Nova Biomedical Corporation for the production of the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System. Nova Biomedical is a medical device production contractor, is ISO 9001/EN46001 certified, and has advised the Company that it is in substantial compliance with all applicable regulatory requirements for the contract manufacture of medical devices for the U.S. and European Union distribution, including requirements under the FDA's Quality System Regulation and the requirements applicable to the manufacture of medical devices for the European Union (including ISO 9001 and EN46001).

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

In February 1999, the first manufacturing run of the Company's ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System (under the FDA's QSR as well as ISO-9001/EN46001 manufacturing regulatory requirements) for monitoring newborn jaundice was completed by Nova Biomedical. The Company commenced shipping the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System to those hospitals having placed purchase orders for the systems under a limited time price offer which allowed the hospitals to obtain the device and evaluate its performance during a trial period. The Company also began in-servicing at hospitals and with physicians who placed initial orders. In the fourth quarter of 1999 the Company delivered the first 500 commercial units purchased by DO and began to invoice the first substantial revenues for the Company from the sale of its medical products.

The Company believes, based on discussions with suppliers of components used in its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System and published price lists, that the components can be purchased in quantities of 1,000 or more on terms acceptable to the Company. However, there can be no assurance the Company will be able to obtain such terms or order in such quantities. Manufacturing of limited quantities of the ColorMate(Registered Trademark) units would be significantly more expensive due to the higher unit cost of components ordered in quantities of less than 1,000.

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

Intellectual Properties, Patents and Patent Applications Pending

The Company owns U.S. Patent No. 4,909,632 (expiring in 2007) entitled "Method for Selecting Personal Compatible Colors," U.S. Patents Nos. 5,311,293 (expiring in 2007), 5,313,267 (expiring in 2011) both entitled "Method and Instrument For Selecting Personal Compatible Colors" and 5,671,735 (expiring in 2014) entitled "Method and Apparatus for Detecting and Measuring Conditions Affecting Color." The Company has developed intellectual property rights in color analysis, calibration and verification in a number of fields including medical, biological, dental, cosmetic and materials testing. The intellectual property rights include trade secrets, know how and 10 pending United States patent applications. The Company also has filed patent applications in a number of foreign jurisdictions which correspond, at least in part, to the Company's United States patents. The Company has been granted European Patent No. 0446512 entitled "Method for Selecting Personal Compatible Colors." That European patent has been nationalized in Austria, Belgium, France, Germany, Great Britain, Hong Kong, Italy, Luxembourg, The Netherlands, Spain, Sweden, Switzerland and Liechtenstein. The Company also has Australian, Canadian, Korean and Mexican patents corresponding, at least in part, to its U.S. Patent No. 4,909,632, Australian. Taiwanese and Korean patents corresponding, at least in part, to its U.S. Patent No. 5,313,267 and a Singapore patent and two Taiwanese patents corresponding, at least in part, to its U.S. Patent No. 5,671,735 (collectively, together with the United States patents, the "Patents"). The Company has not yet been granted any other foreign patents for its Intellectual Properties.

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

As the Company implements its business plan to further commercialize the medical application for its Intellectual Properties, it will be in a field characterized by rapidly changing technology, intense competition and extensive research and development. The Company will be competing with established companies which have greater financial, technical, manufacturing, marketing, research and development and management resources, including with respect to the monitoring of infant jaundice, companies such as Minolta Co., Ltd. ("Minolta"), Air Shields, Respironics, Inc. ("Respironics"), which recently acquired Healthdyne Technologies, Inc. ("Healthdyne"), and SpectRx, Inc. ("SpectRx"), among others. In addition, the invasive laboratory blood test detection methods currently in use for bilirubin infant jaundice, have already achieved acceptance by and are in widespread use in the medical community, unlike the Company's proposed method. See "Risk Factors."

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

Based on public filings, the Company believes that in June 1996, SpectRx entered into a collaborative arrangement with Respironics in which Respironics was responsible for regulatory clearance and sales of SpectRx's device for infant jaundice analysis in the United States and Canada. Based on these filings SpectRx's infant jaundice device is intended to be a hand-held instrument, which incorporates a microspectrometer to collect spectroscopic information from the infant's skin. In February 1999, SpectRx announced that it had obtained 510(k) clearance for its device and that it would commence U.S. marketing of its device shortly. SpectRx also announced that during the third quarter of 1998 it entered into a distribution agreement with Atom Medical Corporation for distribution of the company's infant jaundice product in Japan, pending regulatory clearance from Japan's Ministry of Health and Welfare. Also, during the third quarter of 1998 SpectRx announced receipt of regulatory clearance to market its infant jaundice product in Canada and shipments to Respironics for sale in Canada commenced in the same quarter. The Company believes that the measurements obtained by the SpectRx device, unlike the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System, are not used when the infant is being treated by phototherapy for bilirubinemia, which the Company believes significantly limits its use in monitoring bilirubin infant jaundice. See "Risk Factors."

The Company's success depends in large part on the acceptance by the medical community of the Company's new technology. There can be no assurance that the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System will effectively compete with any currently used systems. Furthermore, many of the Company's competitors have substantially greater financial, research, technical, manufacturing, marketing and distribution resources than the Company and have greater name recognition and lengthier operating histories in the health care industry. There can be no assurance that the Company will be able to effectively compete against these and other competitors, including those competitors who intend to promote their versions of non-invasive devices. Furthermore, there can be no assurance that the Company's competitors will not succeed in developing, during commercialization of the Company's products, devices and technologies that permit more efficient, less expensive non-invasive analysis of bilirubin (infant jaundice). It is also possible that one or more pharmaceutical or other health care companies will develop therapeutic drugs, treatments or other products that will substantially reduce the prevalence of infant jaundice or otherwise render the Company's products obsolete. Such competition could have a material adverse effect on the Company's business, financial condition and results of operation.

The Company's ability to compete is affected by its product development and innovation capabilities, its ability to maintain or obtain additional regulatory clearances, as necessary, the marketing and manufacturing capabilities of the Company, its distributors, and its third party vendors, its ability to protect the proprietary technology of its products, its ability to attract and retain skilled employees, and, for products sold in managed care environments, its ability to maintain current distribution relationships and establish new distribution relationships.

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

Since receiving FDA marketing clearance in the United States, the Company has undertaken the procedures to obtain required international regulatory clearances for its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System. In March 1999, the Company received ISO-9001 and EN46001 certifications, signifying that the Company's New York facility meets important international quality standards for product design and development, manufacturing, servicing and distribution. In April 1999, the Company also was granted permission by the European Union (EU) notified body, TUV Essen, to affix the CE Mark to its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System.

In order for the Company to market its products in Europe and certain other foreign jurisdictions, the Company and its distributors and agents obtained and must maintain required regulatory registrations and/or approvals and must otherwise comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. Specifically, certain foreign regulatory bodies have adopted various regulations, among other things, governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country. To market its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System in the European Union, the Company sought ISO-9001/EN46001 certification and the right to affix the CE mark. ISO-9001/EN46001 certification recognizes that the Company has established a quality system for the design, development, manufacturing, servicing and distribution of its medical device. The CE mark is a symbol of quality and compliance with applicable European Union medical device directives. In March 1999, the Company received ISO-9001/EN46001 certification and passed a product inspection in February 1999 for purposes of receiving the right to affix the CE mark to such specific inspected product. In April 1999, the Company was granted permission by the EU notified body, TUV Essen, to affix the CE Mark to its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System. Failure to maintain ISO-9001/EN46001 certification, CE mark rights or other foreign regulatory registrations or approvals for the Company's medical products would prevent the Company from marketing its medical products abroad, which would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will obtain any other required regulatory registrations or approval in such countries or that it will not be required to incur significant costs in obtaining or maintaining such regulatory registrations or approvals. Delays in obtaining any registrations or approvals required to market the Company's products, failure to receive these registrations or approvals, or future loss or previously obtained certifications, rights, registrations or approvals could have a material adverse affect on the Company's business, financial condition and results of operations. The Company may rely on its third-party foreign distributors to comply with certain foreign regulatory requirements. The inability or failure of the Company or such foreign distributors to comply with varying foreign regulations or the imposition of new regulations could restrict the sale of the Company's products internationally and thereby adversely affect the Company's business, financial condition and results of operations.

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

The FDA also regulates the commencement and conduct of clinical investigations to determine the safety and effectiveness of unapproved investigational devices, including investigations involving new intended uses of previously cleared or approved devices. Clinical investigations are regulated by the FDA under the Investigational Device Exemptions ("IDE") regulations. The IDE regulations include significant requirements that must be met, including, but not limited to, informed patient consent, institutional review board ("IRB") review and approval of research protocols, reporting obligations to the FDA, recordkeeping requirements and prohibitions against commercialization of investigational devices. A sponsor must obtain FDA approval of an IDE application before starting the investigation, unless the device is found to be a non-significant risk ("NSR") device by the sponsor and each IRB that reviews and approves the study. The FDA, however, has the authority to determine that a study designated as involving an NSR device by the sponsor and IRBs involves a significant risk device, and to require that an IDE application be submitted and approved before the study can resume. In addition, a study of an NSR device must still comply with the above-referenced and certain other IDE requirements. A violation of the IDE regulations can result in a variety of sanctions, such as warning letters, prohibition against additional clinical research, the refusal to accept data and criminal prosecution. The Company also may provide devices for use in FDA approved or recognized clinical trials as a contract manufacturer.

There can be no assurance that any clinical study will comply with all elements of the FDA's IDE regulations, that a study will provide evidence of the safety or effectiveness of the device, or that a study will ultimately result in the clearance or approval of the device.

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

Employees

The Company currently employs 37 persons on a full-time basis, 18 of which are medical marketing or regulatory personnel. None of the Company's employees is represented by a union. The Company believes that its relationship with its employees is good. The Company intends to hire additional employees and consultants to carry out its proposed business plans. Such persons will be compensated with salaries, or on a fee or commission basis, as applicable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

The Company filed a registration statement for all of the shares of Common Stock issuable upon the conversion of the outstanding principal amount of and a portion of the accrued interest on the Debentures, which registration statement was declared effective by the Securities and Exchange Commission (the "Commission") on January 28, 2000.

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

On June 15, 1999, the Company completed a private placement of 40,000 shares of convertible preferred stock (the "Preferred Stock") to an affiliate of Lehman Brothers, Inc. for aggregate proceeds of $4 million. The Preferred Stock is convertible into shares of the Company's Common Stock at a price of $6.29 per share, subject to adjustment for stock splits, combinations and similar recapitalizations affecting the Company's Common Stock and to downward adjustment if the Company issues or agrees to issue additional shares of its Common Stock

(excluding options under the Company's 1992 Stock Option Plan (the "1992 Plan") and a limited number of other securities excluded under the terms of the agreement with the Lehman Brothers affiliate) at a price of less than $6.29 per share to the price at which the Company issues or agrees to issue the lower-priced shares of its Common Stock or securities convertible or exchangeable for shares of its Common Stock. The Preferred Stock is redeemable in cash for an amount equal to $115 per share of Preferred Stock on the third anniversary of the date of initial issuance if not sooner converted unless the Company elects in its discretion to extend the redemption date to the fifth anniversary of the date of initial issuance. The Preferred Stock is also subject to mandatory conversion into shares of the Company's Common Stock at its option at any time after December 15, 1999 if the average closing bid price of the Company's Common Stock for ten consecutive trading days equals or exceeds $9.44 per share. The Preferred Stock is not entitled to any voting rights except as otherwise required by applicable law and is not entitled to any dividend rights unless the Company elects to extend the redemption date to the fifth anniversary of the date of initial issuance, in which case dividends would accrue at the rate of 8% from and after the third anniversary of the date of initial issuance which could be paid in shares of the Company's Common Stock at its option.

In addition to the shares of Preferred Stock, on June 15, 1999 the Company also issued an aggregate of 220,690 warrants (the "Warrants") to purchase shares of its Common Stock to the Lehman Brothers affiliate. An additional 50,000 Warrants were issued to the Lehman Brothers affiliate as compensation for services rendered in connection with this placement of Preferred Stock. The Warrants issued have a five-year term unless sooner exercised, are exercisable for shares of the Company's Common Stock at a price of $6.99 per share, subject to adjustment in the same circumstances as the shares of the Preferred Stock and are subject to mandatory exercise into shares of the Company's Common Stock at its option at any time after December 15, 1999 if the average closing bid price of the Company's Common Stock measured over twenty consecutive trading days equals or exceeds $13.98. In connection with this private placement, the Company filed registration statements for the shares of Common Stock issuable upon the conversion of the shares of Preferred Stock and exercise of the Warrants, which registration statements were declared effective by the Commission on January 28, 2000 and February 8, 2000.

On February 11, 2000, the Company completed a private placement of 40,000 shares of Preferred Stock and 254,372 Warrants to purchase shares of the Company's Common Stock to the Lehman Brothers affiliate for aggregate proceeds of $4 million. The terms of the Preferred Stock and Warrants issued on that date are identical to the terms of the Preferred Stock described above. An additional 50,000 Warrants were issued to the Lehman Brothers affiliate as compensation for services rendered in connection with this placement of Preferred Stock. In connection with this private placement, the Company agreed to register the shares of its Common Stock issuable upon the conversion of the Preferred Stock and Warrants for resale by the Lehman Brothers affiliate under the Securities Act of 1933 and to use its best efforts to maintain the effectiveness of this registration statement until the date that all of the shares of the Company's Common Stock issuable upon the conversion of the Preferred Stock and Warrants have been sold.

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

The Plan exempts any existing shareholder (including Darby Macfarlane, the Company's founder and Chief Executive Officer, her heirs and entities controlled by her, currently the owner of approximately 861,895 shares of the Company's Common Stock, 1,380,000 shares of the Company's Class A Preferred Stock and 450,000 options granted pursuant to the 1992 Plan), so long as the number of shares of Common Stock beneficially owned by that shareholder does not exceed, with respect to all such exempt shareholders other than Mrs. Macfarlane, by more than ten percent (by acquisition) the number of shares of Common Stock beneficially owned by that shareholder as of December 30, 1998. In the case of Mrs. Macfarlane, such ownership cannot exceed by more than one percent the sum of (i) the shares of Common Stock beneficially owned by Mrs. Macfarlane as of December 30, 1998, plus (ii) all shares acquired upon exercise of options issued to Mrs. Macfarlane and her heirs, relatives and entities controlled by her, including, without limitation, options issued under the 1992 Plan, plus (iii) all shares issued upon conversion of the Class A Preferred Stock owned by Mrs. Macfarlane and her heirs, relatives and entities controlled by her.

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

In February 1998, at a special meeting of shareholders held at the Company's offices in New York, New York (the "Special Meeting"), the shareholders approved, among other things, a revision to the Company's capital structure to effect a three-for-two forward stock split of the Company's issued and outstanding shares of Common Stock (the "Stock Split"). The Stock Split was effective as of February 13, 1998.

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

Lastly, at the Special Meeting, the shareholders approved an amendment to the 1992 Plan to increase the number of shares of Common Stock with respect to which options may be granted from 3,500,000 to 4,500,000 (later increased to 5,500,000 at the Company's Annual Meeting of Shareholders held on December 20, 1999).

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

Other Potential Products and Applications. The Company has conducted research and development and developed engineering specifications regarding a hand-held light-emitting diode version of the ColorMate(Registered Trademark) System (the "LED Device"). This version may be marketed for medical use after collecting further clinical testing and is subject to FDA clearance (the Bilirubin LED Device). For non-medical applications, the LED Device may be marketed in various industries including the dental, beauty aid and fashion industries and also may be marketed directly to consumers for home and personal use. The Company expects the new LED versions will also be capable of being manufactured at a cost substantially less than the cost incurred in manufacturing the Company's existing ColorMate(Registered Trademark) System units because of technological improvements which have resulted in substantially lower component part costs. The Company believes that the Intellectual Properties and ColorMate(Registered Trademark) System have commercial applications in (i) healthcare relating to the non-invasive detection and monitoring of certain chromogenic diseases, such as skin diseases, tuberculosis and anemia and (ii) dental care (i.e., the color matching of teeth and tooth enamel). Additional medical applications for the Intellectual Properties require extensive and lengthy clinical testing and will be subject to various federal and state regulatory requirements, including FDA clearances and approvals, and may be subject to comparable foreign regulatory approvals to the extent the Company markets such applications abroad. There can be no assurance that the Company will obtain any additional FDA or foreign approvals or clearances or will be able to comply with such regulatory requirements for additional applications.

In July 1998, following IRB approval from Mt. Sinai, Dr. Mark Lebwohl, chairman of the Department of Dermatology at Mt. Sinai, commenced ongoing clinical trials of the non-invasive ColorMate(Registered Trademark) System for monitoring various skin diseases and patient tolerance for levels of phototherapy by quantifying the amount of pigmentation and hence, photo-sensitivity in the skin of patients. This potential dermatological application of the Company's proprietary technology and device would be for patients suffering from a variety of diseases including psoriasis, excema, cutaneous T-cell lymphoma, vitiligo and others. Post inflammatory hyperpigmentation also would be a condition subject to monitoring by the ColorMate(Registered Trademark) System. The non-invasive measurement of the skin by the Company's ColorMate(Registered Trademark) System will be tested and verified against minimal erythema dose-testing intended to be used in support of future applications for FDA marketing clearance of the Company's technology for such uses. There can be no assurance that the Company will obtain any additional FDA or foreign approvals or clearances or will be able to comply with such regulatory requirements for such uses.

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

Risk Factors

Limited Operating History. The Company has a limited operating history upon which its prospects can be evaluated. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. Until 1986, the Company was principally engaged in research and development relating to the Intellectual Properties, ColorMate(Registered Trademark) units and the Company's Beauty-Aid Products. From early 1986 through October 1987, the Company was engaged in limited test-marketing of certain of the Intellectual

Properties and Beauty-Aid Products through its former licensees. From October 1987 until June 1991, the Company was principally engaged in the Avon Project. Since 1991, the Company has been engaged in the research and development of its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System for the monitoring of newborn bilirubinemia (infant jaundice), the development of prototypes of additional versions of the ColorMate(Registered Trademark) unit and the refinement of its technologies for other applications. The Company has only recently begun to generate material revenues and there can be no assurance it will be able to continue to do so in the future. The Company's business is subject to the risks inherent in the development of new products using new technologies and approaches, many of which are beyond the Company's control, such as unanticipated development, manufacturing and regulatory delays and expenses. There can be no assurance that unforeseen problems will not develop with these technologies or applications, that the Company will be able to successfully address technological challenges it encounters in its research and development program or that commercially feasible products will ultimately be successfully developed and marketed by the Company.

Operating Losses. The Company has incurred significant losses from operations for the years ended December 31, 1999 and December 31, 1998 ($12,808,000 and $7,284,800, respectively). The Company anticipates incurring substantially increased operating expenses as it attempts to expand its marketing and sales activity, incurs manufacturing expenses for the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System and otherwise continues to implement its business plan, including for the medical application involving the monitoring of newborn bilirubinemia (infant jaundice). There can be no assurance the Company will not continue to incur such losses or will ever generate revenues at levels sufficient to support profitable operations.

Although the Company anticipates that the future expenses regarding FDA application costs and related patent application costs should be significantly less than amounts incurred prior to receipt of the initial FDA marketing clearance, the Company will continue to incur significant additional costs and expenses in connection with FDA manufacturing and other regulations, state regulatory requirements and foreign market clearances and other requirements. Additional expenses are anticipated in connection with certain international multicenter studies being conducted on the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System. See "Business." In addition, the Company expects to incur significant expenses relating to manufacturing expenses, product liability insurance, legal and regulatory compliance, including QSR/GMP quality system substantial compliance, as well as research and development for new potential applications, and implementation of the next phase of its efforts to successfully commercialize the medical application of its technology. The Company also anticipates significantly higher compensation expenses in connection with increased hiring of staff. See "Liquidity and Capital Resources," below. The Company will also incur additional expenses implementing additional testing and clinical trials of its technologies for the possible monitoring of other chromogenic diseases. The Company also anticipates further legal expenses in connection with its defense of certain class action suits that have been brought against the Company and as the Company explores all of its potential legal remedies. See "Legal Proceedings."

Need for Additional Financing; Cessation of Operations. The Company has limited resources and has not been able to finance its activities with cash flow from operations. There can be no assurance that proceeds from warrants issued previously by the Company to a placement agent (the "Placement Agent Warrants"), Debentures, Preferred Stock or Warrants, together with any anticipated sales revenues, future distributor payments and/or additional financing, if any, will be sufficient to fund operations until December 31, 2000, that sufficient sales levels, if any, will be achieved thereafter to fund operations or that the Company will not incur additional unanticipated expenses. In this regard, if the Company is unable to successfully market its Intellectual Properties, ColorMate(Registered Trademark) units and Beauty-Aid Products, and in particular, its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System for monitoring of newborn bilirubinemia (infant jaundice), it is extremely doubtful it will be able to obtain additional future financing and, at such point, may have to cease operations. The Company's continued operation will depend on the successful marketing of the ColorMate(Registered Trademark) unit, its ability to obtain significant commercial sales of the Beauty-Aid Products and/or licensing and leasing fees from its Intellectual Properties and the ColorMate(Registered Trademark) units, and the availability of future financing. The Company expects that, in addition to the Placement Agent Warrants, Debentures, Preferred Stock and Warrants, further financing will be required to successfully commercialize the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System and any additional medical application of its technologies. There can be no assurance that the Company will be able to obtain additional financing, such commercial sales or fees, in which case the Company's operations would be materially adversely affected and it may be forced to significantly curtail and/or cease operations.

Under the terms of the Company's manufacturing agreement it must provide its manufacturing partner with a number of key component parts to be assembled into its ColorMate(Registered Trademark) System and its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System. Without the funds to provide these component parts, the Company's products cannot be manufactured and it will be unable to fulfill its obligations to its distribution partner. The terms of the Preferred Stock that require a downward adjustment in the conversion price if the Company issues shares of Common Stock at a price of less than $6.29 per share will increase the cost to the Company of any subsequent equity financing effected at less than $6.29 per share. If the Company fails to make any payment required or if the Company is otherwise in default under the manufacturing and distribution agreements relating to its ColorMate(Registered Trademark) System and its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System, the other parties will have the right to terminate the agreements. Termination of any of these agreements would have a material adverse effect on the Company's business by rendering it unable to manufacture and distribute its ColorMate(Registered Trademark) System and its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System until replacement agreements were entered into.

Additional Funds Required if the Debentures and Preferred Stock Are Not Converted Prior to Maturity. The Company will be obligated to repay the holders of the Debentures $7,100,000 in cash on the April 15, 2002 maturity date unless they elect to convert or the Company is able to compel conversion. Under the terms of the Preferred Stock private placements, the Company will be obligated to repay the holder $4,600,000 on June 15, 2002 and $4,600,000 on February 11, 2003 unless it elects to convert the Preferred Stock or the Company is able to compel conversion. Each of the Preferred Stock redemption dates may be postponed at the Company's option for two years, subject to the accrual of an 8% dividend. In the event that the Company postpones the redemption dates of the Preferred Stock, it must pay to the holder $5,240,000 on June 15, 2004 and $5,240,000 on February 11, 2005.

The holders of the Debentures generally will not elect to convert unless the market price of the Company's Common Stock exceeds $5.00 per share at the time of conversion. Similarly, the holder of the Preferred Stock generally will not elect to convert unless the market price of the Company's Common Stock exceeds $6.29 per share at the time of conversion. In addition, if an Event of Default occurs with respect to the Debentures prior to the stated maturity date the holders of the Debentures may elect to accelerate the maturity of the Debentures with the effect that the principal amount and all accrued but unpaid interest would become immediately due and payable. There can be no assurance that the Company would have sufficient funds available to satisfy these obligations. Failure to satisfy these obligations would have a material adverse effect on the Company's business and could force the Company to close its operations and seek protection from its creditors under applicable bankruptcy laws.

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

Physicians and other health care professionals will not recommend or use the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System unless they determine, based on experience, clinical data, relative cost, and other factors, that the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System is an attractive alternative for reducing the current traumatic blood tests that have a long history of safe and effective use. The Company believes that recommendations by physicians and clinicians will be essential for the market acceptance of these products, but there can be no assurance that any such recommendations will be obtained. To the extent the Company is able to market and distribute its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System, broad market acceptance of the Company's device will require the training of numerous physicians and clinicians, and the time required to complete such training could result in a delay of successful commercial distribution to the medical market. Moreover, obtaining and maintaining health care payors' approval of reimbursement for the Company's products, and the level of reimbursement made available, will be an important factor in establishing pricing, structure and market acceptance. In addition, purchase decisions for the device will be greatly influenced by health care administrators who are subject to increasing pressures to reduce costs. Some purchasers, such as hospitals, pediatrician's offices and home health care facilities, also might be reluctant to purchase products from a company that has not demonstrated the ability to satisfy ongoing delivery requirements. In addition, hospitals, clinics and pediatricians may be unwilling or unable to commit funds to the purchase of the Company's ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System due to institutional budgetary constraints.

User acceptance of these products will depend on many factors, including physician recommendations, the degree, rate and severity of potential complications, the cost and benefits compared to competing products or alternative medical treatments, available reimbursement and other considerations. In addition, the Company's pricing policies could adversely impact market acceptance of these products as compared to competing products and alternative treatments. If any of the Company's marketing or development programs are not successfully completed, required regulatory approvals or clearances are not obtained or maintained, or products for which approvals or clearances are obtained (such as the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System for monitoring infant jaundice) are not commercially successful, the Company's business, financial condition and results of operations would be materially adversely affected. There can be no assurance that the Company will be able to successfully address any problems that may arise during the commercialization process of its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System.

Early Stage of Development of Other Potential Medical Applications. Although the Company has received FDA clearance to commercially market its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System as described above, has conducted early stage research and commenced initial clinical studies with respect to certain other Chromogenic Diseases identified by the Company (See "Business"), the Company's clinical and research development programs for other medical applications of its technology are at a very preliminary stage and substantial additional research and development and further clinical trials will be necessary before commercial versions of any additional proposed products are submitted for FDA marketing clearance and produced for other such medical applications. The Company could encounter unforeseen problems in the development of such other products such as delays in conducting clinical trials, delays in the supply of key components or delays in overcoming technical hurdles. There can be no assurance that the Company will be able to successfully address the problems that may arise during the development/commercialization process. In addition, there can be no assurance that any of the Company's proposed products for any such other medical application will be successfully developed, proven safe and efficacious in clinical trials, obtain regulatory approval or clearance, or meet applicable regulatory standards and requirements.

Assumptions Regarding Medical Business Plan and Strategy. The Company has formulated its medical business plan and strategy based upon certain assumptions provided by the Company's medical distribution partner regarding the size of the bilirubin monitoring market, the Company's anticipated short term and eventual share of this market, the price at which the Company believes it will be able to sell or lease its products, and consumer acceptance of the Company's products. There can be no assurance that these assumptions will prove to be correct. The Company's ability to operate in the future will depend upon many factors, including technological advances and product obsolescence; levels of competition, including the entry into the market of additional competitors and increased success by existing competitors; changes in general economic conditions; increases in operating costs including costs of production, supplies, personnel or equipment; and changes in requirements and regulations promulgated by applicable federal, state, local and foreign regulatory authorities. There can be no assurance that the Company will successfully obtain or apply the human, operational and financial resources needed to manage a developing business. Failure by the Company to manage its growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

Need for Additional Personnel. In order to generate and service sales of the Company's products, the Company needs to attract and retain significant additional senior and midlevel personnel experienced in marketing, sales and regulatory matters in the medical, beauty, dental and other industries. The Company currently has only 37 full-time employees, of which 18 are medical marketing or regulatory personnel. In order to effectively implement its marketing and sales strategy for the medical market and other markets, the Company will need to hire additional sales, marketing, technical and operations personnel. The success of the Company will also be dependent upon its ability to hire, train and retain new and existing personnel. The Company will compete with other companies with greater financial and other resources for such qualified personnel. There can be no assurance that the Company will be able to hire and retain additional personnel to support the Company's marketing, sales, research and product development efforts.

Lack of Marketing and Sales Experience. The Company has not previously licensed its Intellectual Properties for use in any industry other than the beauty aid, hosiery and cosmetics industries and management of the Company has not had any experience in marketing the Intellectual Properties, ColorMate(Registered Trademark) units or Beauty-Aid Products in any other field. Prior to licensing the Company's Intellectual Properties in any industry, including the cosmetic, beauty aids and fashion industries, the Company will be required to develop additional marketing skills relevant to such industries and conduct significant further marketing activity, and in certain of these industries, overcome regulatory hurdles, professional skepticism and develop specific practical applications therefor. The Company's medical support and sales division was only recently established and the Company's medical distribution agreement only recently executed. There can be no assurance either will successfully generate commercial levels of sales. There can be no assurance that the Company will be able to successfully maintain a marketing and sales force, or that it will be able to enter into additional marketing and sales agreements with third parties on acceptable terms.

Dependence on Marketing and Distribution Arrangements with Third Parties. The Company has established a medical division as well as a distribution partnership with Datex-Ohmeda, Inc. and its Ohmeda Medical Division to support its marketing efforts and has entered into a separate third party manufacturing agreement for the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System. The Company's business strategy for the commercialization of its medical products depends upon the Company's ability to maintain existing and selectively enter into and maintain arrangements with additional leading marketing and distribution companies in the medical field. There can be no assurance that the Company will be able to do so. Any revenues to be received by the Company from its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System will be dependent on arrangements with third parties for marketing, distribution and sales of the products. The obligation of any existing or additional third party to fund or undertake the marketing, distribution and/or sale of the product covered by any arrangements with the Company may be dependent upon the satisfaction of certain goals or "milestones" by certain specified dates, some of which are outside the Company's control. To the extent that the obligations of any third party to fund or undertake the foregoing activities are not contingent upon the satisfaction of certain goals or milestones, a third party may retain a significant degree of discretion regarding the timing of these activities and the amount and quality of financial, personnel and other resources that they devote to these activities. Furthermore, there can be no assurance that disputes will not arise between the Company and any third party regarding their respective rights and obligations under the arrangements. Finally, there can be no assurance that a third party will not be able, due to financial, regulatory or other reasons, to satisfy its obligations under its collaborative arrangement with the Company or will not intentionally or unintentionally breach its obligations under the arrangement.

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

Dependence on Medical Device and other Product Manufacturers. The Company does not itself manufacture the ColorMate(Registered Trademark) units, the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System or the Beauty-Aid Products, and in the past has been wholly dependent on third-party OEMs of parts, assemblers, cosmetics suppliers and textile suppliers. The Company may encounter various problems in establishing and maintaining manufacturing relationships and/or operations, resulting in inefficiencies and delays. Specifically, companies often encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel. In addition, the manufacturing facilities retained by the Company to manufacture its ColorMate(Registered Trademark) products for medical applications are subject to FDA QSR requirements and other regulatory requirements, international quality standards (such as ISO 9001/EN46001) and other regulatory requirements. Currently, the Company is dependent on the sole source manufacturer of the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System under the existing exclusivity arrangements. The Company will have to maintain relationships with such manufacturer and third party suppliers of component parts for the production of its devices. There can be no assurance the Company will be able to maintain its relationships with its current manufacturer, or will be able to maintain arrangements with the other parts suppliers or assemblers on terms satisfactory to the Company. Although the Company believes that a number of manufacturers are capable of manufacturing and assembling the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System, any change in manufacturers, or the retention of additional subcontractors, could result in additional costs and delays. Difficulties encountered by the Company in subcontracting to third-party manufacturers, scaling up production or failure by the Company to utilize manufacturing facilities in substantial compliance with FDA requirements, international quality standards or other regulatory requirements, could result in a delay or termination of production or regulatory enforcement action, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Lack of Market Penetration in Other Industries. The Company has not yet achieved commercial market penetration in any industry, and there can be no assurance the Company will be able to do so in the future. The Company has not achieved significant levels of cosmetics sales from its ColorMate(Registered Trademark) unit locations, and expects based on the de minimus cosmetics sales levels achieved per location to date, that it will have to greatly increase the number of ColorMate(Registered Trademark) unit installations to achieve significant levels of cosmetics sale revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company also believes, based on its operating history since February 1993, that obtaining such increased cosmetic sales revenue will take significantly longer to achieve than was originally anticipated. In order to implement its marketing plans in the United States and abroad, including in industries in which the Company does not have prior experience, the Company will have to develop additional marketing skills and incur significant expenses on sales and marketing activities, including hiring finders, new personnel and consultants, and entering into arrangements with retailers and distribution companies having a regional or national presence. There can be no assurance the Company's marketing plan will be successful.

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

Defendants moved to dismiss the complaint, which motion was fully briefed and submitted to the court. On March 24, 2000, the defendants' motion to dismiss the complaint was granted subject to a 30-day period within which the plaintiffs may refile a complaint. If the plaintiffs do, in fact, refile a complaint within such 30-day period no assurance can be given that the resolution of the Action and/or future actions will not have a material adverse effect on the Company's results of operations and liquidity. The Company has directors and officers insurance which may cover a portion of the liability asserted in the Action. The Company is exploring its legal remedies in respect of what it believes to be false allegations against the Company made by short sellers of its stock; the Company expects to incur significant expenses in this regard.

Potential International Operations. The Company believes that sales of products to customers outside of the United States represents a significant potential source of growth. Following compliance with applicable foreign regulatory requirements, the Company expects to market its medical products internationally through affiliates and distributors. The primary targeted markets for the Company's products outside the United States are Western Europe, Canada, Asia, South Africa and South America. See "Business - The Bilirubin Project." The Company also intends to contract with a number of foreign manufacturers to provide certain of its sourcing needs for its medical device, although there can be no assurance it will be able to do so. To market its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System in the European Union, the Company sought ISO-9001/EN46001 certification and the right to affix the CE mark. ISO-9001/EN46001 certification recognizes that the Company has established a quality system for the design, development, manufacturing, servicing and distribution of its medical device. The CE mark is a symbol of quality and compliance with applicable European Union medical device directives. In March 1999, the Company received ISO-9001/EN46001 certification. In April 1999, the Company was granted permission by the EU notified body, TUV Essen, to affix the CE Mark to its ColorMate (Registered Trademark) TLc-BiliTest (Registered Trademark) System.

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

Prior Marketing Attempts. Other than the Company's marketing efforts with Avon, arrangements with IMS and its beauty salon placements and a lease and license agreement with Nordstrom, the Company's own attempts to license and/or lease its Intellectual Properties and the ColorMate(Registered Trademark) units and to market its Beauty-Aid Products independently and/or through licensees never proceeded beyond the test marketing stage. There can be no assurance the Company will in the future achieve commercial leasing of its ColorMate(Registered Trademark) units and commercial licensing of the Intellectual Properties or the sale of the Beauty-Aid Products. In addition, other than the Company's distribution partnership with Datex-Ohmeda, Inc. and its Ohmeda Medical Division for the sale of its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System and its installation of ColorMate(Registered Trademark) units in beauty salons and beauty-related businesses (which are generating insignificant revenue), the Company's revenue generating activities have been primarily conducted in conjunction with its former licensees (i.e., Clairol, Hanes and Avon), that provided substantial economic, administrative, marketing and advertising support. There can be no assurance that without the support of a marketing partner with financial resources, an advertising budget, market presence and consumer recognition, the Company will be able to achieve successful operations, including for medical applications of its products and technologies. Further, there can be no assurance the Company will ever develop a commercial market for the licensing or leasing of its ColorMate(Registered Trademark) units and Intellectual Properties, for the sale of the Beauty-Aid Products or for any additional medical applications of its technologies.

Competition. To the extent the Company continues to implement its business plan to commercialize a medical application for its Intellectual Properties, it will be in a field characterized by rapidly changing technology, intense competition and extensive research and development. The medical products market in general is highly competitive. The Company's ability to compete in the monitoring of newborn bilirubinemia (infant jaundice) market depends primarily on the acceptance by the medical community of the Company's new technology, which can be influenced by factors such as price, product quality and features, technical capability, breadth of product line and distribution capabilities. The Company will be competing with companies, some of which are more established and which have greater financial, technical, manufacturing, marketing, research and development and management resources than the Company (including companies such as Minolta Co., Ltd., AirShields, Respironics, Inc., which recently acquired Healthdyne Technology, Inc., and SpectRx, Inc., among others), and some of which have greater name recognition and lengthier operating histories in the health care industry. The Company believes the only commercially available non-invasive bilirubinometers with FDA marketing clearance in the United States are the Minolta Jaundice Meter and the SpectRx Bilicheck. In addition, there will be other companies with which the Company will compete regarding other potential medical applications which the Company may pursue. Furthermore, the monitoring methods currently in use for monitoring of newborn bilirubinemia (infant jaundice) as well as dermatological diseases and tuberculosis, the principal diseases with respect to which the Company may seek regulatory marketing clearance in the future, have already achieved acceptance by and are in widespread use in the medical community, unlike the Company's proposed methods. There can be no assurance that the Company's proposed methods will be accepted by the medical community or receive regulatory clearance.

There can be no assurance that the Company will be able to effectively compete against these and other competitors, including those competitors who intend to promote their versions of non-invasive devices. Additionally, there can be no assurance that the Company's competitors will not succeed in developing, either before, during or after the commercialization of the Company's product, devices and technologies that permit more efficient, less expensive non-invasive detection and monitoring of infant jaundice. It is also possible that one or more pharmaceutical or other health care companies will develop therapeutic drugs, treatments or other products that will substantially reduce the prevalence of infant jaundice or otherwise render the Company's products obsolete. There can be no assurance that the Company will be able to upgrade its medical applications and devices to compete with such competitors or with persons who may in the future develop products or monitoring methods competitive with the Company's proposed medical applications and devices.

Now that the Company has developed its own marketing and sales capabilities and entered into an agreement with its medical distribution partner, it will compete with other companies that have experienced and well-funded marketing and sales operations. In addition, the Company's ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System, as well as any future medical applications marketed by the Company, will compete with existing devices, technologies and methods in achieving acceptance in the medical community and in attracting support from independent medical device distribution organizations which sell medical equipment to the anticipated target market (i.e., hospitals, pediatrician's offices and home health care services).

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

The Company's U.S. Patents Nos. 4,909,632 and 5,311,293 expire in 2007; the Company's U.S. Patent No. 5,313,267 expires in 2011; the Company's U.S. Patent No. 5,671,735 expires in 2014; after the respective expiration date of each, the proprietary technology and instrumentation disclosed in each Patent will be available for use by others without compensation to the Company, unless protected by the claims of other U.S. patents that may be issued to the Company. The Company has developed intellectual property rights in color analysis, calibration and verification in a number of fields including medical, biological, dental, cosmetic and materials testing. The intellectual property rights include trade secrets, know how and 10 pending United States patent applications. These rights also include various foreign patent applications corresponding, at least in part, to the U.S. Patents and the U.S. patent applications. There can be no assurance that patents will issue based on these patent applications or that any patent claims will provide sufficient protection to exclude others from the Company's proprietary technology and instrumentation. There can be no assurance that the Company will not be involved in litigation to protect its trade secrets and know how or that the Company will prevail in such litigation. There can be no assurance that challenges will not be instituted against the validity or enforceability of any patents owned by or issued in the future to the Company, or that such challenges will not be successful. There can be no assurance that patent infringement claims will not be asserted against the Company and found to have merit, that the Company will not be enjoined from using its proprietary technology and instrumentation and from manufacturing and selling certain of its Products, or would not be forced to obtain a license and pay future royalty fees as well as past damages to the party claiming infringement in amounts not presently determinable. There can be no assurance that any such license will be available to the Company. Conversely, to the extent third parties infringe upon the Company's patented Intellectual Properties, the Company may have to litigate against such third parties in order to prevent further infringement. There can be no assurance the Company will have the resources to prosecute any such litigation, or that any such litigation would be resolved in favor of the Company. In the event it is unable to bring such litigation or obtain a favorable outcome, the Company's operations could be materially adversely affected in that the Company's failure to enforce its Patents could result in increased competition. If the Patents are declared invalid, the Company would lose patent protection for certain of its Intellectual Properties, which could have a material adverse effect on its operations.

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

The Company's U.S. Patents apply only to the United States. The Company has filed patent applications in a number of foreign jurisdictions which correspond, at least in part, to the Company's U.S. Patents. The Company has been granted European Patent No. 0446512, nationalizations of that European Patent in Austria, Belgium, France, Germany, Great Britain, Hong Kong, Italy, Luxembourg, The Netherlands, Spain, Sweden and Switzerland and Liechtenstein, as well as Australian, Canadian, Korean and Mexican Patents corresponding, at least in part, to its U.S. Patent No. 4,909,632, Australian, Taiwanese and Korean Patents corresponding, at least in part, to its U.S. Patent No. 5,313,267 and a Singapore Patent and two Taiwanese Patents corresponding, at least in part, to its U.S. Patent No. 5,671,735. The Company has not yet been granted any other foreign patents for its Intellectual Properties and there can be no assurance that it will be granted any such patents. Consequently, wherever the Company does not have foreign patents, third parties currently could exploit, outside the United States, the technology disclosed in the U.S. Patents, thereby increasing competition in such foreign markets. In addition, persons gaining access to the Company's unpatented proprietary information and technology and who are not bound by confidentiality agreements with the Company would have the ability to exploit the Company's unpatented proprietary information and technology both inside and outside the United States, thereby increasing competition.

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

Failure to Obtain and Maintain Third-Party Reimbursement. In the United States and elsewhere, sales of medical products and their use are dependent, in part, on the ability of consumers of these products to obtain reimbursement for all or a portion of their cost from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. As the Company brings its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System or other future products to market, there can be no assurance that such products will be considered cost effective and that reimbursement to the consumer will be or continue to be available, or sufficient to allow the Company to sell its medical device products on a competitive basis. Moreover, obtaining and maintaining health care payors' approval of reimbursement for the Company's products or their use, and the level of reimbursement made available, will be an important factor in establishing pricing, structure and market acceptance. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third-party health care payors. Furthermore, the Company could be adversely affected by changes in reimbursement policies of governmental or private health care payors.

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

Market acceptance of the Company's products in international markets will be dependent in part upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country and include both government sponsored health care and private insurance. Although the Company intends to seek international reimbursement approvals, there can be no assurance that such approvals will be obtained in a timely manner, if at all. Failure to obtain and maintain third-party reimbursement coverage for use of the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System will have a material adverse effect on the Company's ability to commercialize its technology for medical applications.

Government Regulations. The Company's advertising, sales practices, and cosmetics and medical products (including the labeling and packaging thereof) are and will be subject to applicable federal, state and local regulation (including regulation by the FDA, the Federal Trade Commission, and the Federal Communications Commission, under various laws such as the Fair Packaging and Labeling Act and/or any comparable state authority, agency or statute) and will be subject to regulation by comparable foreign authorities if the Company markets its products abroad. The Company will also be subject to regulation by various governmental agencies that regulate direct selling activities.

Although the Company has received FDA marketing clearance of its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System pursuant to a "substantial equivalence" determination order, in the form of a letter dated July 24, 1997 from the FDA's CDRH, authorizing the Company to commercially distribute its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System for monitoring newborn bilirubinemia (infant jaundice) by healthcare professionals in the United States, the Company also must maintain such clearance and comply with the other applicable statutes and applicable rules and regulations promulgated by the FDA, in order to legally market the device. The "substantial equivalence" order states that the Company must comply with the medical device general controls, e.g., device establishment registration, medical device listing, good manufacturing practices (QSR requirements), medical device reporting, labeling, and the statutory prohibitions against adulteration and misbranding. The order also states that the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System is a Class II device which may be subject to additional special controls.

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

In order for the Company to market its products in Europe and certain other foreign jurisdictions, the Company and its distributors and agents must maintain required regulatory registrations or approvals and otherwise comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. Specifically, certain foreign regulatory bodies have adopted various regulations, among other things, governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country. To market its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System in the European Union, the Company sought ISO-9001/EN46001 certification and the right to affix the CE mark. ISO- 9001/EN46001 certification recognizes that the Company has established a quality system for the design, development, manufacturing, servicing and distribution of its medical device. The CE mark is a symbol of quality and compliance with applicable European Union medical device directives. In March 1999, the Company received ISO-9001/EN46001 certification. In April 1999, the Company also was granted permission by the European Union notified body, TUV Essen, to affix the CE Mark to its ColorMate (Registered Trademark) TLc-BiliTest (Registered Trademark) System. Failure to maintain ISO 9001/EN 46001 certification, CE mark rights or other foreign regulatory approvals for the Company's medical products would prevent the Company from marketing its medical products abroad, which would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will obtain any other required regulatory registrations or approval in such countries or that it will not be required to incur significant costs in obtaining or maintaining such regulatory registrations or approvals. Delays in obtaining any registrations or approvals required to market the Company's products, failure to receive these registrations or approvals, or future loss of previously obtained registration or approvals could have a material adverse effect on the Company's business, financial condition and results of operations. The Company may rely on its third-party foreign distributors to comply with certain foreign regulatory requirements. The inability or failure of the Company or such foreign distributors to comply with varying foreign regulations or the imposition of new regulations could restrict the sale of the Company's products internationally and thereby adversely affect the Company's business, financial condition and results of operations.

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

Control; Dependence on Management. Darby Simpson Macfarlane, Chief Executive Officer of the Company, owns shares of Common Stock and Series A preferred stock, par value $0.001 per share (the "Preferred Stock") aggregating 2,991,895 (including currently exercisable stock options) of the shares eligible to vote on matters presented to the shareholders, which amount is sufficient to permit her to significantly influence the election of directors and the approval of significant corporate transactions. The Company is dependent primarily on the services of Darby Simpson Macfarlane and David Kenneth Macfarlane, Vice President, Research and Development. The loss of either of their services could have a material adverse effect on the Company. Although the Company has purchased key-man life insurance policies in the amounts of $1,000,000 on the lives of both Mrs. and Mr. Macfarlane, there can be no assurance that the proceeds from such policies would enable the Company to retain suitable replacements for them.

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

Exercise of Outstanding Placement Agent Warrants and Warrants and Conversion of Debentures and Preferred Stock. The price which the Company will receive for the Common Stock issued upon exercise of the Placement Agent Warrants and Warrants and the conversion of Debentures and Preferred Stock is expected to be substantially less than the market price of the Common Stock at the time such Placement Agent Warrants and Warrants are exercised or such Debentures or Preferred Stock are converted. For the life of such Placement Agent Warrants, Warrants, Debentures and Preferred Stock, the holders thereof are given, at little or no cost, the opportunity to profit from a rise in the market price of the Common Stock, if any, without assuming the risk of ownership. So long as such Placement Agent Warrants and Warrants remain unexercised and Debentures and Preferred Stock remain unconverted, the terms under which the Company could obtain additional equity financing may be adversely affected. Moreover, the holders of such Placement Agent Warrants, Warrants, Debentures and Preferred Stock may be expected to exercise (or convert, as applicable) them at a time when the Company would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable than those provided by such securities. To the extent of any exercise or conversion of Placement Agent Warrants, Warrants, Debentures or Preferred Stock, the interests of the Company's shareholders will be diluted proportionately.

Outstanding Voting Preferred Stock. The Company has outstanding 1,380,000 shares of Class A Preferred Stock. Each share of Class A Preferred Stock has voting rights equivalent to each share of Common Stock and is convertible to Common Stock if (i) the Company's earnings (i.e. pre tax operating income, before interest expense) for any two consecutive calendar years ending on December 31, 2000 exceed $20,000,000 or (ii) the closing bid price of the Common Stock has been at least $31.11 on 30 consecutive trading days at any time ending on December 31, 2000. Further, the Class A Preferred Stock has a $13,800 liquidation preference and earns an annual non-cumulative dividend of $0.001 per share. The voting rights, conversion rights, dividend rights and liquidation preference of the Class A Preferred Stock may adversely affect the trading value or the market price of the Common Stock.

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

The Company also occupies approximately 2,000 sq. ft. of space located in Riverdale, New York, which is used for research and development activities and manufacturing administration, at a cost of $1,750 per month, which space is subleased by the Company from Darby Simpson Macfarlane, a director, officer and principal shareholder of the Company; such rent is equal to Mrs. Macfarlane's actual lease cost for such premises. The Company paid Mrs. Macfarlane $20,090 for such space in 1999. The Company also maintains approximately 1,000 sq. ft. of space at 10 Old Jackson Avenue, Hastings-on-Hudson, New York, at the residence of Mrs. Macfarlane which is used for research and development activities and administrative offices for extensive overtime hours spent on management and research and development. The Company paid Mrs. Macfarlane approximately $10,240 for such space in 1999.

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

Defendants moved to dismiss the complaint, which motion was fully briefed and submitted to the court. On March 24, 2000, the defendants' motion to dismiss the complaint was granted subject to a 30-day period within which the plaintiffs may refile a complaint. If the plaintiffs do, in fact, refile a complaint within such 30-day period no assurance can be given that the resolution of the Action and/or future actions will not have a material adverse effect on the Company's results of operations and liquidity. The Company has directors and officers insurance which may cover a portion of the liability asserted in the Action. The Company is exploring its legal remedies in respect to what it believes to be false allegations against the Company made by short sellers of its stock; the Company expects to incur significant expenses in this regard.

Item 4.  Submission of Matters to a Vote of Security Holders

On December 20, 1999, at the annual meeting of shareholders held at the Company's offices in New York, New York, the shareholders (i) elected five directors of the Company to serve for a term of one year and until their respective successors shall be elected and shall qualify, (ii) ratified the appointment of BDO Seidman, LLP as auditors of the Company for the year ending December 31, 1999 and (iii) approved a proposal to amend the 1992 Plan to increase the number of shares of Common Stock authorized to be issued thereunder from 4,500,000 to 5,500,000, an increase of 1,000,000 shares.

The following table sets forth the votes cast for each proposal presented at the Company's annual meeting:

                                                     Election of Directors

                                   Votes For     Votes Against       Abstentions      Broker Non-Votes
                                   ---------     -------------       -----------      ----------------
Darby S. Macfarlane               15,101,382         571,853              0                  0
David Kenneth Macfarlane          15,110,802         562,433              0                  0
Leslie Foglesong                  14,989,624         683,611              0                  0
Edmund Vimond                     14,937,460         735,775              0                  0
Edward Mahoney                    14,991,364         681,871              0                  0

                                                Ratification of Appointment of BDO Seidman LLP

                                   Votes For     Votes Against       Abstentions      Broker Non-Votes
                                   ---------     -------------       -----------      ----------------
                                   15,531,709    55,756              85,770           0

                                                       Amendment of 1992 Plan

                                   Votes For     Votes Against       Abstentions      Broker Non-Votes
                                   ---------     -------------       -----------      ----------------
                                   6,260,124     806,044             111,746          8,495,321


                                     PART II

Item 5.  Market For the Company's Common Equity and Related Stockholder Matters

The Company has registered the Common Stock with the Commission under the provisions of Section 12(g) of the Exchange Act of 1934, as amended (the "Exchange Act"). Registration under the Exchange Act requires the Company to comply with certain reporting, proxy solicitation and other requirements of the Exchange Act.

There can be no assurance that an active public trading market for the Common Stock will continue. Prior to February 8, 1993, the date on which the Common Stock was approved for quotation on the Nasdaq Stock Market SmallCap Market ("NASDAQ"), there was no public market for the Common Stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily reflect actual transactions. On March 23, 2000, the last reported bid price for the Common Stock was $5,875 per share. There were 125 holders of record of the Common Stock as of March 23, 2000, including nominees for an unknown number of beneficial holders.

The following tables set forth the high and low bid prices for the Common Stock for each of the periods indicated (after giving retroactive effect to the February 1998 3 for 2 Stock Split):

                                  Common Stock

                   Period                                   Price
                   ------                                   -----
                                                   High                Low
                                                   ----                ---
     January 1, 1998 to March 31, 1998            17.375              7.172
     April 1, 1998 to June 30, 1998               18.000              3.375
     July 1, 1998 to September 30, 1998            6.000              2.375
     October 1, 1998 to December 31, 1998          8.438              2.563
     January 1, 1999 to March 31, 1999            11.500              4.625
     April 1, 1999 to June 30, 1999               13.938              7.625
     July 1, 1999 to September 30, 1999            8.938              5.125
     October 1, 1999 to December 31, 1999          9.125              5.125


Dividend Policy


The Company has not paid, during the two fiscal years ended December 31, 1999, and has no present intention to declare or pay, cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations. The Company has outstanding 1,380,000 shares of the Class A Preferred Stock entitled to an annual non-cumulative dividend of $0.001 per share, when and as declared by the Board of Directors of the Company, payable quarterly, which dividend must be paid before any cash dividend may be paid with respect to the Common Stock. The Company's Class B Preferred Stock is to not entitled to any dividends.

Item 6.  Selected Financial Data

The following information has been derived from the Company's consolidated financial statements. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere in this report.


                                                  Years Ended December 31,
                                                  ------------------------
                                    1999             1998             1997            1996             1995
                                    ----             ----             ----            ----             ----
Total Assets                      $8,110,200      $7,878,200      $10,752,600       $6,747,500      $3,489,900
Senior Convertible Debentures
 including accrued interest        4,661,600              --               --               --              --
Redeemable Preferred Stock         2,942,500          13,800           13,800           13,800          13,800
Stockholders' Equity (Deficiency)   (503,700)      6,569,200        9,896,300        5,942,200       2,876,400
Revenues                           1,103,200          46,600           11,500           66,600         170,100
Net Loss                         (12,808,000)     (7,284,800)      (5,053,100)      (4,442,300)     (2,494,300)
Net Loss per share - Basic
and diluted (*)                       (0.93)           (0.49)           (0.40)          (0.51)           (0.39)

(*) Loss per share was retroactively adjusted to reflect the three for two split of February 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Fiscal Year 1999 Compared to Fiscal Year 1998

The Company incurred a net loss of $12,808,000 and $7,284,800, for fiscal years 1999 and 1998, respectively. Revenues of $1,103,200 have been received principally from sales of ColorMate (Registered Trademark) TLc-BiliTest (Registered Trademark) Systems and TLc-Lensette (Trademark) Calibration Standards and other products under the Company's distribution agreement with Datex Ohmeda, Inc. and its Ohmeda Medical Division. Of the increase in net loss from 1999 as compared to 1998, $2,740,800 represents non-cash financing costs computed as original issue discount ("OID") on financing transactions, $495,800 represents non-cash accrued interest on senior convertible debentures and $140,600 represents an increase in non-cash expenses relating to stock option grants to non-employees. The resulting $2,146,000 increase in losses from 1999 as compared to 1998 (without consideration of the non-cash OID costs, the non-cash accrued interest on senior convertible debentures and non-cash expenses for stock option grants to non-employees), is primarily attributable to an increased cost of $1,552,700 relating to the Company's medical division sales force, as the Company continues the implementation of its long-term business plan to seek commercial applications of its intellectual properties and technologies in the medical field. The Company had a gross profit in 1999 from sales of ColorMate (Registered Trademark) TLc-BiliTest (Registered Trademark) Systems and TLc-Lensette (Trademark) Calibration standards and other products of $205,100 which was offset by: the increased cost of Sales, Marketing and Trade show expenses which include the above-mentioned fully implemented sales force at its medical division of $1,552,700; increases in amortization of patent, software and ColorMate (Registered Trademark) TLc-BiliTest (Registered Trademark) System promotional expenses of $363,700 and an increase in stock administration fees of $88,400 relating primarily to registration costs of the 1999 financing transactions. These increased expenses were partially offset by a decrease in legal fees of $163,000.

The Company anticipates that it will continue to incur significant costs and expenses in connection with FDA manufacturing and other regulations, state regulatory requirements and foreign market clearances and other requirements. In addition, the Company expects to incur significant expenses relating to manufacturing expenses, products liability insurance, legal and regulatory compliance, including QSR/GMP quality system substantial compliance, as well as research and development for new potential applications, and implementation of the next phase of its efforts to successfully commercialize the medical application of its technology. The Company anticipates significantly higher compensation expenses in connection with increased hiring of executives and staff. The Company will also incur additional expenses implementing additional testing and clinical trials of its technologies for the possible monitoring of other chromogenic diseases. The Company also anticipates further legal expenses in connection with its defense of certain class action suits that have been brought against the Company and as the Company explores all of its potential legal remedies. See "Legal Proceedings."

In June 1999 the Company entered into an agreement for the exclusive distribution of its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System in the hospital, pediatricians' office and home healthcare markets in the United States with Datex Ohmeda, Inc. and its Ohmeda Medical Division. The Company expects to generate profits through its relationship with Datex Ohmeda, Inc. and its Ohmeda Medical Division from the aggregate sales of its ColorMate (Registered Trademark) TLc-BiliTest(Registered Trademark) System and the disposable TLc-Lensette (Trademark) Calibration Standards which calibrate the device prior to its use.

The ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System consists of two distinct products: the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System device and the TLc-Lensette(Trademark) Calibration Standards. The initial transfer prices of the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System devices and the TLc-Lensette(Trademark) calibration standards are initially set at established minimum amounts. The Company expects to receive additional amounts from the distributor equal to a defined percentage of the distributor's sales of the products ("Profit Sharing Payments"). The Company incurred a small loss in 1999 based on the initial transfer price of the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System devices. The loss was offset through the profits generated from the sale of TLc-Lensette(Trademark) calibration standards, which are initially transferred at a significant profit. In addition, any Profit Sharing Payments will generate additional profits to the Company.

The Company anticipates that it will continue to incur net losses for the foreseeable future as increased expenses are incurred in implementing its long-range business plan.

Fiscal Year 1998 Compared to Fiscal Year 1997

The Company incurred net losses of $7,284,800 and $5,053,100 for fiscal years 1998 and 1997, respectively, as revenues received have not been significant relative to the Company's expenses incurred in implementing its business plan. Lease, license and service revenues in 1998 represent fees paid to the Company, in connection with a test project done with the Company. The $2,231,700 increase in such losses in 1998 as compared to 1997 is primarily attributable to the Company's continuing implementation of its long-range business plan to seek commercial applications of its Intellectual Properties and technologies in the medical field, including an increase in costs and expenses regarding: consultants' compensation; (which increased by $67,300 in 1998 compared to 1997) legal expenses incurred in respect of the Company's negotiations with its medical device manufacturer and potential distribution partners, the recent litigation and matters related to the short selling activities in the Company's stock, and legal, consulting and other related expenses regarding regulatory compliance with respect to manufacturing and other requirements for the Company's ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System (which increased by $668,800 in 1998 compared to 1997); sales, marketing and trade show expenses, primarily attributable to the Company's presentations at the Annual Convention of the Pediatric Academic Societies, the Sinomed Conference in China, the International Congress of Pediatrics, the National Association of Neonatal Nurses, the American Academy of Pediatrics and the 5th Annual Pediatric Critical Care Medicine Conference in China (which increased by $839,800 in 1998 compared to 1997); option grants (which increased $261,000 in 1998 compared to 1997); public relations and promotions (which increased by $289,700 in 1998 compared to 1997); and contributions to the new employee benefit plan. These increased expenses were partially offset by a decrease in patent application costs, as the Company has begun capitalizing certain of these expenses in 1998. The Company incurred research and development expenses primarily consisting of compensation of officers, employees and consultants of $705,000 and $435,300 for fiscal years 1998 and 1997, respectively.

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

Liquidity and Capital Resources

Fiscal Year 1999 Compared to Fiscal Year 1998

Current assets increased to $4,933,700 at December 31, 1999 as compared to $4,251,200 at December 31, 1998, primarily attributable to increases in accounts receivable and inventory. The increase of $750,000 in accounts receivable is due to sales in 1999 of its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System and TLc Lensette(Trademark) Calibration Standards. Although cash and cash equivalents decreased by $1,139,400, inventories increased by $1,024,500 at December 31, 1999 as compared to December 31, 1998, due to the Company's new distribution agreement with Datex-Ohmeda, Inc. and its Ohmeda Medical Division.

As indicated in the Company's Statements of Cash Flows, the Company continued to experience significant negative net cash flows from operating and investing activities in 1999. The 1999 increase in cash outflows from operating activities is primarily attributable to the increase in the Company's net loss, partially offset by an increase in depreciation and amortization expenses, non-cash compensation costs to consultants and non-cash interest and financing costs. Cash outflows from investing activities, which are attributable to software development costs of $81,300, patent costs of $553,000 and purchases of property and equipment of $91,200, decreased to $725,500 during fiscal year 1999 from $2,554,200 during fiscal year 1998. The primary reason for this decrease is that purchases and deposits of ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System units, which represented $1,504,400 of cash outflows from investing activities during 1998, have been reclassified as inventory in 1999. Cash flows from financing activities during 1999 principally represent $9,104,800 of proceeds from the issuance of the Common Stock, Debentures, Preferred Stock and Warrants, partially offset by payments of $62,800 to a related party.

The Company's primary source of liquidity in 1999 was the net proceeds from the private placements of convertible debt and equity securities totaling $8,727,400. The Company anticipates incurring significant additional expenditures related to manufacturing expenses, parts order, insurance, regulatory compliance and staffing as production and distribution continues. Also, the Company anticipates further legal expenses in connection with its defense of certain class action suits that have been brought against the Company and as the Company explores all of its potential legal remedies. Management expects that taking into account existing resources, revenues from sales of the ColorMate(Registered Trademark) units, payments received under distribution agreements and/or the proceeds of $3.6 million from the February 2000 Preferred Stock and Warrant financing and any additional financing, the Company will have sufficient liquidity at least until December 31, 2000. The Company may seek additional debt or equity financing to further support and expand its operations. If the Company is not able to attract additional future financing, generate significant revenue from operations and/or successfully market its products and technologies, at such point in time, it may have to significantly curtail and/or cease operations. The Company does not believe inflation had a material effect on its financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

         None.


Item 8.  Financial Statements and Supplemental Data


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                            Page
                                                                                            ----

  Independent Accountants' Reports.........................................................   32

  Consolidated Balance Sheets as of December 31, 1999 and 1998.............................   34

  Consolidated Statements of Operations for the years ended December 31, 1999,
    1998 and 1997..........................................................................   35

  Consolidated Statements of Changes in Shareholders' Equity for the years ended
    December 31, 1999, 1998 and 1997.......................................................   36

  Consolidated Statements of Cash Flows for the years ended December 31, 1999,
    1998 and 1997..........................................................................   37

  Notes to Consolidated Financial Statements...............................................   38

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of Chromatics Color Sciences International, Inc.

We have audited the consolidated balance sheets of Chromatics Color Sciences International, Inc. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chromatics Color Sciences International, Inc. and subsidiary as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                          BDO SEIDMAN, LLP

New York, New York
March 10, 2000

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of Chromatics Color Sciences International, Inc.

We have audited the consolidated statement of operations, changes in shareholders' equity and cash flows of Chromatics Color Sciences International, Inc. for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Chromatics Color Sciences International, Inc. and subsidiary for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

                                                        WISS & COMPANY, LLP

Livingston, New Jersey
February 17, 1998

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

None

PART III

Item 10. Directors and Executive Officers of the Company

Certain information concerning directors and executive officers of the Company is set forth below:

        Name                   Age                         Position
        ----                   ---                         --------
Darby Simpson Macfarlane       55             Director, Chairperson of the Board
                                              of Directors, Chief Executive
                                              Officer, Assistant Treasurer

Arthur Guiry+                  60             President

David Kenneth Macfarlane       53             Director, Vice President, Research
                                              and Development

Leslie Foglesong*              44             Director, Secretary and Treasurer

Edmund Vimond*++               64             Director

Edward Mahoney*++              49             Director

*    Member of the Audit Committee of the Board of Directors.

+    Deceased March 9, 2000.

++   Member of the Compensation Committee of the Board of Directors.


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

Mr. Arthur Guiry died in March, 2000. Mr. Guiry had served as President of the Company since April 10, 1995.

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

Mr. Edmund Vimond has previously provided consulting services to the Company. On December 1, 1997, Mr. Vimond was appointed to the Company's Board of Directors and currently acts as Chairman of the Company's Compensation Committee. From 1991 to 1997, Mr. Vimond was the President and Chief Executive Officer of Ocurest Laboratories, Inc. Mr. Vimond was responsible for managing all functions of the business, including marketing, sales, contract manufacturing, personnel and finance and systems. Prior to 1991, Mr. Vimond held positions in various executive capacities with RJR Nabisco Inc., American Cyanamid Co., Johnson & Johnson and Warner-Lambert Companies Inc. Since January 1998, Mr. Vimond has been the principal of Edmund Vimond Associates, a business development consulting practice. Mr. Vimond received B.S.B.A. and M.B.A. degrees from Northwestern University.

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

Darby S. Macfarlane and David Kenneth Macfarlane are the founders of the Company and, as such, may be deemed "promoters" of the Company as those terms are defined in the rules and regulations promulgated under the Securities Act of 1933, as amended. There is no family relationship among any other directors or executive officers of the Company.

Medical Advisory Board

The Company recently established a Medical Advisory Board consisting of Dr. Fred
W. Billmeyer, Dr. Ian Holzman and Dr. Jeffrey Maisels, independent consultants/advisors to the Company.

Dr. Fred W. Billmeyer, Jr., Professor Emeritus at Rensselaer Polytechnic Institute, a color scientist and recognized expert in the color science field for more than 40 years, has been a consultant to the Company since 1984 and is a member of the Company's Medical Advisory Board. Dr. Billmeyer has published numerous books and articles in the field of color science. The consulting agreement with Dr. Billmeyer provides that he will provide color consulting services to the Company at a fee of $125 per hour. Such services include providing advice and supervisory assistance in connection with any further research and development, modification, enhancement or marketing activity relating to the ColorMate(Registered Trademark) System and Intellectual Properties in specific applications and assisting in obtaining patent protection for the unpatented Intellectual Properties. In addition, Dr. Billmeyer is entitled to receive a royalty in the amount of 2% of the selling price less the cost of manufacture of any device sold by the Company. In 1999, the Company paid Dr. Billmeyer $4,827.

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

Dr. Jeffrey Maisels, a physician with the Department of Pediatrics, William Beaumont Hospital, is a member of the Medical Advisory Board. Dr. Maisels is presently the Chief of the Department of Pediatrics at William Beaumont Hospital and is also a Clinical Professor of Pediatrics at Wayne State University School of Medicine. Dr. Maisels has published numerous journal articles, book chapters and medical abstracts in the field of pediatric treatment and medicine including publications relating to bilirubin infant jaundice and phototherapy.

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

The Company from time to time also employs certain other consultants and temporary personnel for various purposes such as FDA and regulatory matters, the Bilirubin Project and marketing, engineering, research and development associated with the Intellectual Properties, Beauty-Aid Products, the ColorMate(Registered Trademark) Bilirubin Device and ColorMate(Registered Trademark) units. The Company has also retained consultants to provide public relations, shareholder relations, financial, licensing and investment banking services. In 1999, these consultants and temporary personnel were paid an aggregate of $301,000 and were granted options to purchase an aggregate of 90,000 shares of the Company's Common Stock under the 1992 Plan. All consultants may be reimbursed by the Company for reasonable out-of-pocket expenses incurred by them in connection with the services each consultant provides to the Company.

Compliance with Section 16(a) of the Exchange Act

The Company became subject to the reporting requirements of Section 13 of the Exchange Act on February 5, 1993 and, accordingly, the Company's officers, directors and greater than 10 percent beneficial owners were subject to the reporting requirements of Section 16(a) of the Exchange Act during the year ended December 31, 1993. The Company believes that during the fiscal year ended December 31, 1999 all filing requirements under Section 16(a) applicable to its officers, directors and greater than ten percent beneficial owners were complied with on a timely basis.

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes all plan and non-plan compensation awarded to, earned by or paid to the Company's Chief Executive Officer and its three other executive officers who were serving as such during and at the end of fiscal 1999 for services rendered in all capacities to the Company in the last three fiscal years.


                                                                                                       Long-Term
                                                                                                     Compensation
                                                                                              --------------------------
                                                   Annual Compensation                        Awards
                                   ----------------------------------------------------       -------             All other
 Name and Principal Position           Year           Salary ($)          Bonus ($)        Options (#)(1)       Compensation
 -------------------------------   -------------    ---------------   -----------------   ----------------      -------------
Darby S. Macfarlane,                    1999             175,000               0                  0                  0
 Chief Executive Officer                1998             175,000               0                  0                  0
                                        1997             175,000               0                  0                  0
Arthur Guiry, President                 1999             200,000               0                  0                  0
                                        1998             200,000               0                  0                  0
                                        1997             200,000               0                  0                  0
David Kenneth Macfarlane,               1999             125,000               0                  0                  0
 Vice President,                        1998             125,000               0                  0                  0
 Research Development                   1997             125,000               0                  0                  0
Leslie Foglesong                        1999             100,000            10,000                0                  0
 Secretary and Treasurer                1998             100,000             5,000             100,000               0
                                        1997             100,000               0                  0                  0

(1) In February 1998, the Company effected a three-for-two forward stock split. The number of shares issuable upon the exercise of stock options granted under the 1992 Plan presented above give effect to the stock split.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Value Table

The following table sets forth information with respect to stock options exercised during the fiscal year ended December 31, 1999 and the value at December 31, 1999 of unexercised stock options held by the Chief Executive Officer and the other executive officers of the Company. The number of shares presented gives effect to the Stock Split:

                                                                                                                 Value of
                                                                                   Number of Securities      Unexercised In-the-
                                                                                  Underlying Unexercised      Money Options at
                                                                                Options at Fiscal Year-End   Fiscal Year-End (1)
                                                                         ---------------------------------  --------------------
                                  Shares Acquired on         Value           Exercisable/ Unexercisable         Exercisable/
 Name                                Exercise (#)           Realized                    (#)                     Unexercisable
--------------------------     ----------------------  ---------------  ---------------------------------  --------------------
 Darby S. Macfarlane                       0                   0                     450,000/0                        $1,864,350
 Arthur Guiry                              0                   0                     105.000/0                          $505,365
 David Kenneth Macfarlane                  0                   0                     300,000/0                        $1,242,900
 Leslie Foglesong                          0                   0                     250,000/0                          $797,000

 (1) The value of unexercised in-the-money options was calculated by multiplying the number of underlying shares held by the difference between the closing price of the Common Stock on December 31, 1999 ($7.063 per share, as originally quoted on the Nasdaq SmallCap Market published in The Wall Street Journal) and the option exercise price, but after giving effect to the Stock Split.

Compensation of Directors

 Directors who are officers of the Company do not receive additional compensation for serving on the Board of Directors or for their attendance at Board of Directors' meetings. Edmund Vimond receives a monthly director's fee of $6,000 and Edward Mahoney receives a monthly director's fee of $4,000. In addition, Mr. Mahoney received options to purchase 37,500 (on January 26, 1998) shares of the Company's Common Stock under the 1992 Plan and each of Mssrs. Mahoney and Vimond received options to purchase 20,000 (on October 30, 1998) shares of the Company's Common Stock under the 1992 Plan. The stock options granted to Mr. Vimond and Mr. Mahoney vest in equal installments on the first, second and third anniversaries of the date of grant and are exercisable at $9.25 (Mahoney's grant on January 26, 1998) (one-third became exercisable at January 26, 1999) and $5.375 (grants on October 30, 1998) (one-third became exercisable at October 30, 1999) per share, respectively. Mr. Vimond also received 22,500 stock options on December 1, 1997, two-thirds of which became exercisable on December 1, 1999 and expire on December 1, 2002 and are exercisable at $9.71 per share. In addition, on July 15, 1997, Mr. Vimond received 15,000 stock options, two-thirds of which options were fully exercisable on July 15, 1999, expire on July 15, 2002 and are exercisable at $5.42 per share.

 Employment Agreements

 The Company has entered into separate employment agreements with each of Darby Simpson Macfarlane and David Kenneth Macfarlane, providing for Mrs. Macfarlane's employment as Chief Executive Officer and for Mr. Macfarlane's employment as Vice President, Research and Development. The agreements with Mrs. and Mr. Macfarlane provide for annual base salaries in 1999 of $175,000 and $125,000, respectively, subject to annual increases at the discretion of the Board of Directors. In addition, Mrs. Macfarlane's agreement provides for a bonus payment of 33% of the first million of the Company's net recovery in excess of $2,000,000 from the Avon Litigation. Accordingly, Mrs. Macfarlane was to receive $361,200, of which $110,900 has been paid. The remaining $250,300 is currently payable and accrues interest at the rate of 10% per annum. However, repayment of this amount is subject to Mrs. Macfarlane's agreement to defer repayment until January, 1999 in connection with the amendment to the Company's Certificate of Incorporation which amendment modified certain terms of the Class A Preferred Stock, including the following: (i) extension to December 31, 2000 of the expiration date of the conversion feature and redemption period,
 (ii) revision of the market price conversion feature to provide for adjustment upon the occurrence of certain events involving the Common Stock, and (iii) revision of the calculation of the earnings goal needed to trigger the conversion feature by excluding extraordinary items and revenues and earnings generated by businesses acquired by the Company. In connection with Mrs. Macfarlane's agreement to defer repayment until January 1, 1999, Mrs. Macfarlane has also agreed to extend the term of her employment with the Company until December 31, 2000 with an optional two-year renewal and forego any discretionary performance bonus under her employment agreement in 1999. Under the employment agreements, the Company is obligated to provide Mr. Macfarlane with a $300,000 and Mrs. Macfarlane with a $1,000,000 term life insurance policy and disability insurance. The Company maintains key-man life insurance on each of Mrs. and Mr. Macfarlane in the amount of $1,000,000. Mrs. Macfarlane subsequently extended the repayment date of the amount due to her from the Company in connection with the Avon litigation until April 2000.

 The employment agreements also provide for the payment of termination benefits by the Company if employment thereunder is terminated after January 1, 2000 (i) by the Company for any reason other than death or disability as set forth therein or (ii) by reason of death or disability. If Mr. or Mrs. Macfarlane's employment is terminated by the Company for any reason the Company is required by each agreement to pay to the terminated employee an amount equal to (a) the aggregate base salary payable for the remainder of the employment period of the agreement and (b) the aggregate base salary payable thereunder for three years, plus, in each case, an amount not less than any bonus granted by the Board of Directors of the Company to the employee in the year immediately preceding the year in which termination occurred. If the employee's employment is terminated by reason of death or disability, the Company is required to pay to Mrs. Macfarlane and Mr. Macfarlane, as applicable, an amount equal to three years aggregate base salary in the case of Mrs. Macfarlane, and two year's base salary in the case of Mr. Macfarlane, plus in each case an amount not less than the pro rata portion of any bonus granted to the employee in the year immediately preceding the year in such termination occurs.

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

 Compensation Committee Report on Executive Compensation

 The Compensation Committee of the Board of Directors is responsible for establishing compensation policies applicable to the Company's executive officers; evaluating and recommending to the Board the compensation of the chief executive officer and other executive officers; and recommending to the Board individual stock option grants for executive officers from the 1992 Plan. The following report relates to the Company's compensation policies and the compensation paid to the chief executive officer for the year ending December 31, 1999.

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

 Chief Executive Officer Compensation: The Company extended the employment agreement with Mrs. Macfarlane, the Chief Executive Officer, until December 31, 2000 with an optional two-year renewal at an annual base salary of $175,000 until January 1, 2000, in connection with her agreement with the Company, as recommended by the Compensation Committee, to forego any bonus grant in 1999 in consideration of the Company agreeing to modify certain terms of the Class A Preferred Stock owned by Mrs. Macfarlane, including extension of the redemption date for the Preferred Stock to December 31, 2000. The determination of salary level was based on the same criteria applicable to base salaries of all executive officers. Mrs. Macfarlane received no stock option or bonus grant in 1999 and received an annual salary of $175,000 in 1999.

 Item 12.  Security Ownership of Certain Beneficial Owners and Management

 The following table sets forth, as of March 23, 2000, the beneficial ownership of the Common Stock: (i) by each stockholder known by the Company to beneficially own more than 5% of the Common Stock or the Class A Preferred Stock; (ii) by each director of the Company; (iii) by the Company's Chief Executive Officer; and (iv) by all executive officers and directors of the Company as a group. Amounts presented give effect to the February 1998 three-for-two forward stock split (the "Stock Split") (including shares issuable upon the exercise of stock options and/or warrants). Except as otherwise indicated below, each named beneficial owner has sole voting and investment power with respect to the shares of Common Stock or Class A Preferred Stock listed.

                                          Class A
 Name and Address of                      Preferred Stock(1)      Percent               Common Stock Number
 Beneficial Owner                         Number of Shares        of Class                   of Shares           Percent of Class
---------------------------------------- ----------------------  ------------------  -------------------------  ------------------
 Darby Simpson Macfarlane                       1,380,000               100%                1,611,895(2)               9.9%
 10 Old Jackson Avenue, #28
 Hastings-on-Hudson, NY 10706
 David Kenneth Macfarlane                       1,380,000(3)            100%                1,611,895(4)               9.9%
 5 East 80th Street
 New York, NY 10021
 Leslie Foglesong (5)                                                                         265,000                     *
 116 Lafayette Avenue
 Brooklyn, NY 11217
 Edmund Vimond                                                                                 31,666                     *
 6967 Country Lakes Circles
 Sarasota, FL 34243
 Edward Mahoney                                                                                19,166                     *
 2044 Palisades Drive
 Pacific Palisades, CA 90272
 Arthur Guiry                                                                                 105,000                     *
 The Willows
 11-5 Jackson Avenue
 Scarsdale, New York 10583
 Janssen-Meyers Associates, L.P. (6)                                                        1,206,934                 7.56%
 17 State Street
 New York, NY 10001
 LB I Group Inc. (7)                                                                        1,846,922                10.62%
 3 World Financial Center
 New York, New York 10285
 Gary W. Schreiner (8)                                                                      1,000,000                 6.05%
 c/o P.O. Box 400
 Sterling, Illinois 61081
 All directors and executive officers           1,380,000               100%                2,032,727                11.74%
 as a group (6 persons) (9)

(1) The Class A Preferred Stock is a voting security which votes together with the Common Stock as a single class and is entitled to one vote per share. The shares of Class A Preferred Stock are convertible into shares of Common Stock if (i) the Company's earnings for any two calendar years during the period ending on December 31, 2000 exceeds $20,000,000 or (ii) the closing bid price of the Common Stock has been at least $31.11 on 30 consecutive trading days at any time prior to December 31, 2000. The conversion ratio is .979 shares of Common Stock for each share of Class A Preferred Stock. If neither condition to conversion is satisfied by December 31, 2000, the Class A Preferred Stock will be redeemed by the Company at a price of $.01 per share.
(2) Includes 861,895 issued and outstanding shares of the Common Stock beneficially owned by Mrs. Macfarlane, 450,000 shares issuable upon the exercise of options granted to Mrs. Macfarlane and 300,000 shares issuable upon the exercise of options granted to Mr. Macfarlane which options are currently exercisable. As a result of a certain voting agreement between them, Mrs. Macfarlane is entitled to sole voting power and sole power of disposition over all shares of common stock held or acquired by Mr. Macfarlane.
(3) Represents the 1,380,000 issued and outstanding shares of the Class A Preferred Stock owned by Mrs. Macfarlane.
(4) Includes 861,895 issued and outstanding shares of the Common Stock beneficially owned by Mrs. Macfarlane, 450,000 shares issuable upon the exercise of options granted to Mrs. Macfarlane and 300,000 shares issuable upon the exercise of options granted to Mr. Macfarlane which options are currently exercisable.
(5) Includes 250,000 shares issuable upon the exercise of options which are currently exercisable.
(6) Based on a representation letter from Janssen-Meyers Associates, L.P. dated March 19, 1999, and includes 636,250 shares of Common Stock held by Peter Janssen (an affiliate of Janssen-Meyers Associates, L.P.), 145,750 shares of Common Stock and 314,347 warrants held by Janssen-Meyers Associates, L.P. which, in each case, are currently exercisable, 108,647 warrants held by limited partners of Janssen-Meyers Associates, L.P. and 1,940 warrants held by Meyers Janssen Securities Corp., which, in each case, are currently exercisable. Peter Janssen and Bruce Meyers are deemed to be the beneficial owners of the shares of Common Stock and warrants held by Janssen-Meyers Associates, L.P.
(7) Represents shares of Common Stock which may be acquired upon the conversion of convertible Preferred Stock and warrants owned by LB I Group, Inc.
(8) Represents shares of Common Stock which may be acquired upon the conversion of convertible debentures owned by certain trusts as to which Mr. Schreiner exercises sole voting and sole dispositive power.
(9) Includes 1,050,832 shares issuable upon the exercise of options which are currently exercisable.

Item 13. Certain Relationships and Related Transactions

In December 1997, Mrs. Macfarlane agreed to (i) delay payment to January 1999 on the note she received under her employment agreement in respect of the Avon Settlement, (ii) extend the term of her employment with the Company until December 31, 2000, with an optional two-year renewal and (iii) forego any discretionary performance bonus under her employment agreement for 1999 in connection with the Company's Board of Directors agreeing to modify certain features of the Company's Class A Preferred Stock. The note has not yet been repaid to Mrs. Macfarlane. The changes to the Class A Preferred Stock, approved by the Company's shareholders on February 13, 1998, provide that, if (i) the Company's earnings for any two calendar years during the period ending on December 31, 2000 exceeds $20,000,000 or (ii) the closing bid price of the Common Stock has been at least $31.11 on 30 consecutive trading days at any time prior to December 31, 2000, each outstanding share of Preferred Stock shall be converted into .979 shares of Common Stock, subject to adjustment for stock-splits, including the Stock Split, stock dividends, reclassification or other combinations or subdivisions. If neither condition is satisfied by December 31, 2000, the Preferred Stock shall be redeemed by the Company at a price of $0.01 per share, plus any declared but unpaid dividends. Mrs. Macfarlane subsequently extended the repayment date of the amount due to her from the Company in connection with the Avon litigation until April 2000.

Since August 1990, the Company has occupied office space leased under Darby Simpson Macfarlane's name. The Company pays $1,750 per month under the lease (representing the actual lease cost for such premises), which rent increased from $1,620 in August 1999. For the year ended December 31, 1998 the Company paid $19,400 in connection with such lease, and for the year ended December 31, 1999 the Company paid $20,090. In addition, the Company also paid Mrs. Macfarlane approximately $9,600 for the year ended December 31, 1998 and approximately $10,200 for the year ended December 31, 1999 under a lease for the use of her residence as offices of the Company, which operates after normal business hours and on weekends.

In connection with the Avon Settlement and Mrs. Macfarlane's employment agreement, Mrs. Macfarlane was to receive $361,200 from the proceeds from the Avon Settlement, of which $110,900 has been paid. The remaining $250,300 is currently payable and accrues interest at the rate of 10% per annum. See "Employment Agreements."

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

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) and (d)1. Financial Statements

             The following Financial Statements of the Company are
                  included in Part II, Item 8 of this report:

                        Independent Accountant's Reports

Consolidated Balance Sheets as of December 31, 1999 and 1998

Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements

     (a) and (d)2. Financial Statements Schedules

All schedules have been omitted because they are not applicable, are not required or because the required information is included in the Financial Statements or notes thereto.

     (b) Reports on Form 8-K:

Form 8-K/A, dated November 19, 1999, amending and restating the text of Item 7 of the Form 8-K and Exhibit 10.1 thereto filed with the Securities and Exchange Commission on June 18, 1999.

Form 8-K/A, dated November 19, 1999, amending and restating the text of Item 7 of the Form 8-K and Exhibit 10.1 thereto filed with the Securities and Exchange Commission on November 3, 1998.

     (c) The following exhibits are included in this report:


       Number                  Description of Document
       ------                  -----------------------
       3.1                     Restated Articles of Incorporation of the Company
                               (incorporated by reference to Exhibit 3.1 to the
                               Form 10-Q filed on August 23, 1999).

       3.1.1+                  Certificate of Amendment to the Certificate of Incorporation
                               of the Company.

       3.2+                    By-Laws of the Company.

       4.1                     Specimen form of the Common Stock Certificate
                               (incorporated by reference to Exhibit 4.1 to the
                               Company's
                               Registration Statement on Form S-1 (File No. 33-54256),
                               filed on November 5, 1992, as amended (the "Registration
                               Statement")).

       4.2                     Shareholders' Rights Plan, adopted by the Company on


       Number                  Description of Document
       ------                  -----------------------
                               December 31, 1998 (incorporated by reference as
                               Exhibit 1 to the Form 8-A dated January 5, 1999).

       4.3                     Subscription Agreement, dated April 15, 1999 (incorporated by reference to Exhibit 4.2 to the Form 8-K dated April 30, 1999).

       4.4                     Form of 14%Convertible Debentures Due April 15, 2002 (incorporated by reference to Exhibit 4.3 to the Form 8-K dated April 30, 1999).

       4.5                     Preferred Stock Purchase Agreement, dated as of June 11,
                               1999, by and between the Company and LB I Group Inc.
                               (incorporated by reference to Exhibit 4.1 to the Form 8-K, filed on July 1, 1999).

       4.6                     Warrant Agreement, dated as of June 11, 1999, by and between the Company and LB I Group Inc. (incorporated by reference to Exhibit 4.2 to the Form 8-K, filed on July 1, 1999).

       4.7+                    Preferred Stock Purchase Agreement, dated as of February 11, 2000, by and between the Company and LB I Group Inc.

       4.8+                    Warrant Agreement, dated as of February 11, 2000, by and between the Company and LB I Group Inc.

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


       Number                  Description of Document
       ------                  -----------------------
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

       10.16                   1992 Stock Option Plan (incorporated by reference to Exhibit
                               10.1 to the Registration Statement on Form 8-A (File No.
                               333-51697)).


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

       10.20                   Manufacturing Agreement, dated November 3, 1998, between the
                               Company and a third party manufacturer (incorporated by
                               reference as Exhibit 10.1 to the Form 8-K dated November 12,
                               1998).

       10.21                   Rights Agreement, dated January 11, 1999, between the
                               Company and Continental Stock Transfer & Trust Company
                               (incorporated by reference as Exhibit 1 to the Form 8-A
                               dated January 5, 1999).

       10.22                   Subscription Agreement, dated April 15, 1999 (incorporated by reference to Exhibit 4.2 to the Form 8-K dated April 30, 1999).

       10.23                   Form of 14%Convertible Debentures Due April 15, 2002  (incorporated by reference to Exhibit 4.3 to the Form 8-K dated April 30, 1999).

       10.24                   Preferred Stock Purchase Agreement, dated as of June 11,
                               1999, by and between the Company and LB I Group Inc.
                               (incorporated by reference to Exhibit 4.1 to the Form 8-K, filed on July 1, 1999).

       10.25                   Warrant Agreement, dated as of February 11, 1999, by and
                               between the Company and LB I Group Inc. (incorporated by
                               reference to Exhibit 4.2 to the Form 8-K, filed on July 1,
                               1999).

       10.26                   Preferred Stock Purchase Agreement, dated as of February 11,
                               2000, by and between the Company and LB I Group Inc.
                               (incorporated by reference to Exhibit 4.7 hereof).

       10.27                   Warrant Agreement, dated as of Fenruary 11, 2000, by and between the Company and LB I Group Inc. (incorporated by reference to
                               Exhibit 4.8 hereof).

       21                      Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company's Post Effective Amendment No. 1 on Form SB-1 to the
                               Registration Statement filed on January 11, 1994).

       23+                     Consents of Independent Accountants.

       27+                     Financial Data Schedule

* Management contract or compensatory plan or arrangement required to be filed as an exhibit.
**   Portions subject to confidedential treatment.
+    Filed herewith.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.
  By: /s/ Darby S. Macfarlane                Date: March 29, 2000
      -----------------------
  Darby S. Macfarlane,
  Chief Executive Officer

  By: /s/ Frank Marchese                     Date: March 29, 2000
     -------------------
   Frank Marchese,
   Chief Financial Officer
   (Chief Financial and Accounting Officer)

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  By:  /s/ Darby S. Macfarlane                          Date:  March 29, 2000
       -----------------------
       Darby S. Macfarlane,
       CEO; Chairman of the Board;
       Assistant Treasurer; Director

  By:  /s/ David K. Macfarlane                          Date: March 29, 2000
       -----------------------
       David K. Macfarlane,
       Vice President, Research & Development;
       Director

  By:  /s/ Leslie Foglesong                             Date: March 29, 2000
       --------------------
       Leslie Foglesong,
       Secretary; Treasurer; Director

  By:  /s/ Edmund Vimond                                Date: March 29, 2000
       -----------------
       Edmund Vimond,
       Director

  By:  /s/ Edward Mahoney                               Date: March 29, 2000
       ------------------
       Edward Mahoney,
       Director

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                                                                              December 31,
                                                                                              ------------
                                                                                          1999                1998
                                                                                          ----                ----
                                      ASSETS
CURRENT ASSETS:
     Cash and equivalents                                                            $ 2,790,400         $ 3,929,800
     Accounts receivable                                                                 842,300              92,300
     Inventories                                                                       1,171,800             147,300
     Prepaid expenses and other current assets                                           129,200              81,800
                                                                                    ------------        ------------
               Total Current Assets                                                    4,933,700           4,251,200

PROPERTY AND EQUIPMENT - NET                                                             612,200             301,700
SOFTWARE DEVELOPMENT COSTS - NET                                                         470,500             546,000
PATENT COSTS - NET                                                                       984,000             540,300
COLORMATE(REGISTERED TRADEMARK) UNITS                                                          -           1,820,100
OTHER AMORTIZABLE ASSETS - NET                                                           455,400                   -
OTHER ASSETS                                                                             654,400             418,900
                                                                                    ------------        ------------
                                                                                     $ 8,110,200         $ 7,878,200
                                                                                    ============       =============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Amounts payable to related party                                                  $ 256,100           $ 318,900
     Accounts payable and accrued expenses:
          Attorneys and accountants                                                      394,600             673,000
          Consultants                                                                    119,100             146,500
          Trade                                                                          240,000             156,800
                                                                                    ------------        ------------
               Total Current Liabilities                                               1,009,800           1,295,200
                                                                                    ------------        ------------
LONG TERM DEBT:
     Senior convertible debentures                                                     4,165,800                   -
     Accrued interest on senior convertible debentures                                   495,800                   -
                                                                                    ------------        ------------
                                                                                       4,661,600                   -
                                                                                    ------------        ------------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
    Class A, Par value $.01 per share
          Authorized - 1,400,000 shares
          Issued and outstanding - 1,380,000 shares
          at par and redemption value                                                     13,800              13,800
     Class B, series 2 Convertible Preferred Stock, No Par Value:
          Authorized - 10,000,000 shares
          Issued and outstanding - 40,000 shares in 1999
          $115 redemption value                                                        2,928,700                   -
                                                                                    ------------        ------------
                                                                                       2,942,500              13,800
                                                                                    ------------        ------------
SHAREHOLDERS' EQUITY (DEFICIENCY)
     Common stock, par value $.001 per share:
          Authorized - 50,000,000 shares
          Issued and outstanding - 15,539,117 (1999)
               and 15,452,442 (1998) shares                                               15,500              15,400
     Additional paid-in capital                                                       34,062,000          28,327,000
     Accumulated deficit                                                             (34,581,200)        (21,773,200)
                                                                                    ------------        ------------
               Total Shareholders' Equity (Deficiency)                                  (503,700)          6,569,200
                                                                                    ------------        ------------
                                                                                     $ 8,110,200         $ 7,878,200
                                                                                    ============        ============

              See accompanying notes to the consolidated financial statements

                 CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Year Ended December 31,
                                                                                -------------------------
                                                                          1999             1998              1997
                                                                          ----              ----              ----
REVENUES:
    Sales                                                           $   1,103,200     $          -     $           -
    Lease, license and service contracts                                        -           45,000            10,500
    Other                                                                       -            1,600             1,000
                                                                    -------------     ------------      ------------
                                                                        1,103,200           46,600            11,500
                                                                    -------------     ------------      ------------
COSTS AND EXPENSES:
     Cost of sales                                                        898,100                -                 -
     Sales, marketing and trade show costs                              2,511,600          958,900           119,100
     Medical regulatory expenses                                        1,323,300        1,341,500         1,148,600
     Research and development                                             996,300          705,000           435,300
     Patent application costs                                             134,400          221,700           691,200
     Compensation costs relating to options
            granted to consultants (non cash)                             984,000          843,400           582,400
     General and administrative:
            Compensation - officers and employees                         803,900          772,200           729,300
            Consultants                                                   301,000          265,600           198,300
            Legal fees                                                    793,900          956,900           288,100
            Accounting fees                                                79,100           51,000            35,100
            Rent and storage                                              296,800          266,000           199,900
            Insurance                                                     222,600          194,700           220,600
            Travel and entertainment                                      120,000           98,200            17,900
            Repairs and maintenance                                       118,100           87,500           122,100
            Depreciation and amortization                                 494,600          130,900            80,500
            Payroll taxes                                                  55,200           56,700            84,900
            Stock administrative fees                                     171,700           83,300            53,300
            Employee benefit plan                                           5,100          133,200                 -
            Public relations                                              192,700          299,400             9,700
            Other                                                         296,500          210,200           260,400
                                                                    -------------     ------------      ------------
                                                                       10,798,900        7,676,300         5,276,700
                                                                    -------------     ------------      ------------
OPERATING LOSS                                                         (9,695,700)      (7,629,700)       (5,265,200)
                                                                    -------------     ------------      ------------
INTEREST INCOME (EXPENSE)
     Interest income                                                      200,700          372,000           238,900
     Interest expense and non-cash financing costs
       including $2,740,800 in non-cash OID costs in 1999              (3,313,000)         (27,100)          (26,800)
                                                                    -------------     ------------      ------------
                                                                       (3,112,300)         344,900           212,100
                                                                    -------------     ------------      ------------
NET LOSS                                                            $ (12,808,000)    $ (7,284,800)     $ (5,053,100)
                                                                    =============     ============      =============
NET LOSS TO COMMON STOCKHOLDERS:
NET LOSS                                                            $ (12,808,000)    $ (7,284,800)     $ (5,053,100)
DEEMED DIVIDEND FOR CLASS B, SERIES 2
     CONVERTIBLE PREFERRED STOCK                                        1,558,300                -                -
                                                                    -------------     ------------      ------------
NET LOSS TO COMMON STOCKHOLDERS                                     $ (14,366,300)    $ (7,284,800)     $ (5,053,100)
                                                                    =============     ============      =============
WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                                         15,498,300       14,968,019        12,601,430
                                                                    =============     ============      =============
BASIC AND DILUTED LOSS PER SHARE                                    $      (0.93)     $      (0.49)     $      (0.40)
                                                                    =============     ============      =============

           See accompanying notes to consolidated financial statements


                                 CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                            Common Stock
                                                   --------------------------------
                                                        Number                            Additional
                                                      of Shares             Par           Paid - in           Accumulated
                                                     Outstanding           Value           Capital              Deficit
                                                   -----------------     ----------     ---------------     ----------------
Balances, December 31, 1996                              10,753,096    $    10,800    $     15,366,700    $      (9,435,300)

Year Ended December 31, 1997:
      Net Loss                                                    -              -                   -           (5,053,100)
      Exercise of Stock options and
           warrants                                       3,061,763          3,000           8,405,500                    -
      Compensation cost relating to
           options granted to consultants                         -              -             582,400                    -
      Other equity transactions,
           net of costs                                           -              -              16,300                    -
                                                   -----------------     ----------     ---------------     ----------------
Balances, December 31, 1997                              13,814,859         13,800          24,370,900          (14,488,400)

Year Ended December 31, 1998:
      Net Loss                                                    -              -                   -           (7,284,800)
      Exercise of Stock options and
           warrants                                       1,637,583          1,600           3,112,700                    -
      Compensation cost relating to
           options granted to consultants                         -              -             843,400                    -
                                                   -----------------     ----------     ---------------     ----------------
Balances, December 31, 1998                              15,452,442         15,400          28,327,000          (21,773,200)

Year Ended December 31, 1999:
      Net Loss                                                    -              -                   -          (12,808,000)
      Exercise of Stock options and
           warrants                                          86,675            100             377,300                    -
      Original issue discount on senior
           convertible debentures (below
           market conversion price)                                                          3,575,000
      Original issue discount on Class B,
           Convertible preferred stock (warrants
           and below market conversion price)                                                2,357,000
      Deemed dividend on Class B,
           convertible preferred stock                                                      (1,558,300)
      Compensation cost relating to
           options granted to consultants                         -              -             984,000                    -
                                                   -----------------     ----------     ---------------     ----------------
Balances, December 31, 1999                              15,539,117    $    15,500    $     34,062,000    $     (34,581,200)
                                                   =================     ==========     ===============     ================

          See accompanying notes to consolidated financial statements


                                   CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Year Ended December 31,
                                                                            -----------------------------------------------------
                                                                                   1999              1998             1997
                                                                                   ----              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                                                              $     (12,808,000)   $  (7,284,800)   $  (5,053,100)
      Adjustments to reconcile net loss to net cash flows
           from operating activities:
      Depreciation and amortization                                                   494,600          130,900           80,500
      Provisions for losses on accounts receivable                                          -                -          (10,000)
      Provisions for slow moving inventories                                                -                -           75,000
      Compensation cost relating to options granted to consultants                    984,000          843,400          582,400
      Non-cash financing costs                                                      2,740,800                -                -
      Changes in operating assets and liabilities:
           Accounts receivable                                                       (750,000)             100            5,000
           Inventories                                                               (293,400)             800              300
           Prepaid expenses and other assets                                          (47,400)          (5,400)          12,800
           Other assets                                                               (49,700)           6,600           (8,600)
           Accrued interest on senior convertible debentures                          495,800                -                -
           Accounts payable and accrued expenses                                     (222,600)         431,700           95,200
                                                                              ----------------  ---------------   --------------
                Net cash flows from operating activities                           (9,455,900)      (5,876,700)      (4,220,500)
                                                                              ----------------  ---------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Software development costs                                                      (81,300)        (421,800)        (124,200)
      Capitalized patent costs                                                       (553,000)        (540,300)               -
      Purchase of property and equipment                                              (91,200)         (87,700)        (169,000)
      Purchase of ColorMate(Registered Trademark) Units
         and deposits thereon                                                               -       (1,504,400)               -
                                                                              ----------------  ---------------   --------------
           Net cash flows from investing activities                                  (725,500)      (2,554,200)        (293,200)
                                                                              ----------------  ---------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock, net
           of related costs                                                           377,400        3,114,300        8,424,800
      Proceeds (payments) of amounts payable to related party                         (62,800)          25,700          (32,800)
      Proceeds from senior convertible debentures                                   5,000,000                -                -
      Net proceeds from the issuance of preferred stock and
           warrants, net of costs                                                   3,727,400                -                -
      Payments of notes payable                                                             -           (4,700)          (5,300)
                                                                              ----------------  ---------------   --------------
           Net cash flows from financing activities                                 9,042,000        3,135,300        8,386,700
                                                                              ----------------  ---------------   --------------
NET CHANGE IN CASH AND EQUIVALENTS                                                 (1,139,400)      (5,295,600)       3,873,000
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                           3,929,800        9,225,400        5,352,400
                                                                              ----------------  ---------------   --------------
CASH AND EQUIVALENTS, END OF PERIOD                                           $     2,790,400    $   3,929,800    $   9,225,400
                                                                              ================  ===============   ==============
SUPPLEMENTAL CASH FLOW INFORMATION
      Interest Paid                                                           $        88,900    $       1,400    $      33,700
                                                                              ================  ===============   ==============
      Reclassification of ColorMate(Registered Trademark) Units               $     1,820,100
                                                                              ================

          See accompanying notes to consolidated financial statements

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

Patent Application Costs - Patent application costs had been expensed through 1997 because the Company was unable to determine the future recoverability of such costs. In the first quarter of 1998, the Company was able to determine future recoverability of such costs, due to marketing plans and potential business proposals. Accordingly, the Company began capitalizing certain patent application costs, commencing January 1, 1998, and is amortizing such costs over the remaining patent lives, generally 10 to 15 years. Accumulated patent amortization costs as of December 31, 1999 is $109,300. The Company will assess the continuing carrying value of these assets when events and circumstances warrant.

Revenue recognition - The Company records revenue from the sale of ColorMate (Registered Trademark) TLc-BiliTest (Registered Trademark) Systems and TLc-Lensette (Trademark) Calibration Standards at the time of shipment at the minimum transfer price provided in the distribution agreement. The Company expects to receive additional amounts from the distributor equal to a defined percentage of the distributors' sales price of the above products. The Company will record revenue from the additional amounts upon receipt from the distributor.

Inventories - Inventories, consisting primarily of component parts and finished goods, are stated at the lower of first-in, first-out cost or market.

Property and Equipment and Depreciation - Property and equipment are stated at cost. Depreciation is computed using principally the straight-line method over estimated useful lives of 5 to 7 years. Accumulated depreciation was $460,600 and $312,000 in 1999 and 1998, respectfully. The Company continually evaluates the life and carrying amount of such equipment in light of current conditions. No writedowns have been required through December 31, 1999.

Software Development Costs - Once technological feasibility was established, the costs of developing software to be marketed as part of a product was capitalized. Capitalization ceased in 1999 when the products became available for sale. The costs are amortized on the basis of estimated future revenues with annual minimum charges, which is similar to the straight line basis over the estimated remaining useful life (three years). Accumulated amortization of Software development costs at December 31, 1999 is $157,000.

Long-lived assets - Long-lived assets, such as intangible assets and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been necessary through December 31, 1999.

Reclassification - Certain amounts previously reported have been reclassified to conform to current year presentation.

Cash Equivalents - The Company considers certificates of deposit, money market funds and all other highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Financial Instruments - Financial instruments include cash and equivalents, accounts receivable, other assets, accounts payable, accrued expenses and long term debt. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information available to management as of December 31, 1999.

Concentration of Credit Risk/Major Customers, Supplier and Manufacturer - The Company maintains its cash balances with financial institutions insured by the Federal Deposit Insurance Corporation to a maximum of $100,000. The Company's balances exceed such amount. The Company generated approximately 98% of its revenues from one customer in 1999 (see Note 4).

The Company is dependent upon one supplier for a major part of its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System and one company to manufacture the ColorMate(Registered Trademark)
TLc-BiliTest(Registered Trademark) System. The loss of these companies would materially adversely affect the Company.

Loss Per Share - The Company follows SFAS No. 128, "Earnings Per Share," ("EPS") which requires a presentation of basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes conversion of convertible debt, preferred stock and the issuance of common stock for all other potentially dilutive equivalent shares outstanding. All of these equivalents were anti-dilutive for all periods presented.

Stock-Based Compensation - Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," ("FAS 123") encourages, but does not require, companies to record compensation cost at fair value for stock-based employee compensation plans. The Company has chosen to continue to account for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for options granted by the Company is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The fair value of option grants is discussed in Note 7.

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

Recent Accounting Standards - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement will be adopted in the Company's 2001 fiscal year. While management is still reviewing the statement, it believes the adoption of this statement will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

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

The Company anticipates incurring significant additional expenditures related to manufacturing expenses, parts order, insurance, regulatory compliance and staff as production and distribution continues. Management expects that taking into account existing resources, including the financings in April 1999 and June 1999 and the second closing of the preferred stock financing in the amount of $4.0 million in February 2000, (See Note 9), revenues from future sales of the ColorMate(Registered Trademark) units, and payments received under the distribution agreement, the Company will have sufficient liquidity at least until December 31, 2000.

If the Company is able to profitably market its ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System, Intellectual Properties, ColorMate(Registered Trademark) units, new cosmetics line and products, the Company would use any cash flow obtained from operations, and may seek additional debt or equity financing, to further support and expand its operations. The Company's ColorMate(Registered Trademark) System units for all applications will be marketed interchangeably, as the only difference between the different models are design, power supply improvements and software systems. There can be no assurance that the Company will not require additional funding. If the Company is not able to attract additional future financing, generate significant revenue from operations and/or successfully market its products and technologies, at such point in time, it may have to significantly curtail operations.

Note 3 -- Related Party Transactions, Commitments and Contingencies:

Related Party Transactions - In connection with the Avon Settlement in an earlier year and her employment agreement, Mrs. Macfarlane, the Company's CEO and a principal shareholder, was to receive a bonus of $361,200, of which $110,900 had been paid. The remaining $250,300 accrues interest at the rate of 10% per annum. In December 1997, Mrs. Macfarlane agreed to delay demand for payment until January 1999, and further extended this repayment to April 2000. At December 31, 1999, $256,100, including interest, remained due.

Lease Agreements - The Company leases office and warehouse space. Most of the leases are on a month to month basis. Total rent and storage expense was $296,800, $266,000 and $199,900 in 1999, 1998 and 1997, respectively.
Approximately $31,000 per year related to rent paid to Mrs. Macfarlane under month to month lease agreements. Such rent is equal to Mrs. Macfarlane's actual cost for such premises.

Retirement Plan - In 1997, the Company adopted a defined contribution plan which provided for discretionary Company contributions for qualified employees. The expense relating to this plan was $0, $93,200 and $0 in 1999, 1998 and 1997, respectively.

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

Defendants moved to dismiss the complaint, which motion was fully briefed and was pending before the court. In March 2000, the defendant's motion to dismiss the complaint was granted subject to a 30-day period within which the plaintiffs may refile the complaint. If the Plaintiffs do, in fact refile a complaint, no assurance can be given that the resolution of the Action and/or future actions will not have a material adverse effect on the Company's results of operations and liquidity. The Company has directors and officers insurance which may cover a portion of the liability asserted in the Action. The Company is exploring its legal remedies in respect to what it believes to be false allegations against the Company made by short sellers of its stock; the Company expects to incur significant expenses in this regard.

Note 4 -- ColorMate(Registered Trademark) Units:

ColorMate (Registered Trademark) TLc-BiliTest (Registered Trademark) Systems:

 On June 7, 1999, the Company executed a renewable, five-year agreement with Datex-Ohmeda, Inc. and its Ohmeda Medical Division ("DO") pursuant to which the Company appointed DO as the exclusive distributor in the United States of the Company's ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System ( "Systems") for non-invasive monitoring of bilirubin infant jaundice in the hospital market, the non-consumer home healthcare market (in which the test is administered solely by a healthcare professional), the pediatrician office market and clinics within all such markets. The agreement also applies to the Company's disposable calibration standard (TLc-Lensette(Trademark)) that is used to calibrate each measurement taken by the ColorMate(Registered Trademark) TLc-BiliTest (Registered Trademark) System and provides that the Company will share in the sales revenues for both products. Terms of the agreement include annual minimum market penetration performance standards and purchasing and placement of quantities for both the ColorMate (Registered Trademark)TLc-BiliTest (Registered Trademark) System and the TLc-Lensette(Trademark) Calibration Standard. Sales under the agreement commenced in July 1999.

The agreement called for the Company to provide a certain number of Systems to DO at no cost until sold to serve as demo units or promotional units to assist in the sales and marketing of the Systems. The Company maintains title of certain of these Systems, while DO obtained ownership of the other Systems. The Company has classified $329,000 in property and equipment, representing the cost of the Systems for which it maintains title, and has classified $506,000 in other amortizable assets, representing the cost of the remaining Systems (intangible asset associated with obtaining the agreement with DO). The amount classified in other amortizable assets is being amortized over the life of the DO Agreement, 5 years. All remaining amounts previously classified as ColorMate(Registered Trademark) Units have been classified as inventory, fixed assets, other assets or other amortizable assets. The fixed assets and other amortizable assets are being depreciated over a five - year period.

In 1999, the Company recorded sales from both the ColorMate (Registered Trademark) TLc BiliTest (Registered Trademark) System and the TLc-Lensette (Trademark) Calibration Standards. The sales were recorded at the initial minimum transfer price as defined in the distribution agreement. The Company incurred a small loss on the initial sales of the Systems. The Company expects to receive additional amounts from the distributor equal to a defined percentage of the distributors' sale of the above products ("profit sharing payments"). The Company expects the initial loss on the sale to be more than offset through the expected profits generated from the sales of TLc - Lensette(Trademark) Calibration Standards and the profit sharing payments.

ColorMate(Registered Trademark) Systems:

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

Following the Food and Drug Administration ("FDA") marketing clearance in 1997, the Company has decided to use certain components (consisting of sensors, miniature printers, cables, power supplies and certain other items) from the existing ColorMate(Registered Trademark) units for use in the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System. The costs (which are not expected to be material) incurred in extracting the components from the existing ColorMate(Registered Trademark) units for use in the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System will be expensed as incurred and the value currently assigned to the existing ColorMate(Registered Trademark) units ($500 per unit) will, upon extraction of the component parts for current use, be reclassified to inventory as the current replacement cost of these components exceeds the book value of the ColorMate(Registered Trademark) units. Management believes the cost of the recovered components will be realized from future sales.

The cost of the above units has been classified as other assets in the accompanying consolidated balance sheets.

Note 5 -- Income Taxes:

The Company has a deferred tax asset at December 31, 1999 and 1998 of approximately $15,000,000 and $10,000,000, respectively. These amounts relate primarily to net operating loss and tax credit carryforwards. These assets have been offset by valuation allowances since their realizability can not be determined. At December 31, 1999, the Company had net operating loss carryforwards of approximately $38,000,000 for Federal income tax purposes which expire through December 31, 2019. In addition, the Company had research and development tax credit carryforwards of approximately $75,000 at December 31, 1999 available to offset future Federal income taxes. The utilization of such loss and tax credit carryforwards may be limited due to changes in control. Included in the net operating loss carryforwards is approximately $5,700,000 relating to the exercise of stock options. The benefits, if any, from the utilization of this amount will be credited to additional paid-in capital.

Note 6 -- Senior Convertible Debentures:

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

The outstanding principal amount of the Debentures (together with accrued interest thereon) is not convertible until after the first anniversary of the closing (except for 20%, which was immediately convertible). At that time, the Debentures are convertible into shares of Common Stock, at the option of the holder or holders thereof, at the conversion price of $5.00. However, at any time prior to April 14, 2000, such portion of the Debentures may be converted, at the option of the holder or holders thereof, as shall result in the issuance, upon such conversion, of not more than an aggregate of 200,000 shares of Common Stock. Subject to applicable securities laws, the holder or holders of such shares, in the aggregate, may only sell not more than an aggregate of 50,000 shares of such Common Stock issued upon such conversion during any one month period ending prior to April 14, 2000. At any time after the 18 month anniversary of the closing, the Company may prepay the entire amount of the Debentures or any portion thereof for a prepayment price equal to the original principal amount of the Debentures plus all accrued and unpaid interest. At any time after the 18 month anniversary of the closing and prior to the Maturity Date, in the event the average closing bid price (as reported on the Nasdaq SmallCap Market or such other principal market or exchange on which the Common Stock is then traded) of the Company's Common Stock for any 10 consecutive trading days equals or exceeds $10.29, the Company can require conversion of the outstanding principal amount (together with accrued interest) of the Debentures into Common Stock at a conversion price of $5.00 per share. The Debentures resulted in an original issue discount charge of approximately $3.6 million (representing the intrinsic value of the below-market conversion price) which will be amortized over one year. Through December 31, 1999 the Company has amortized $2.7 million.

Note 7 -- Common Stock and Stock Options:

Stock Split - In February 1998, the Company effected a three-for-two split (the "Stock Split"). All share and per share data included in this report have been restated to reflect the stock split.

Stock Option Plan - The Company has a Stock Option Plan which currently provides for options to purchase up to 5,500,000 shares of Common Stock. The Plan provides for the granting of incentive stock options to all employees and non-incentive stock options to all employees and certain consultants at an exercise price equal to at least the fair market value of a share of Common Stock at the date of grant for incentive options (other than for the holders of more than 10% of the outstanding Common Stock which must be at least 110% of the fair market value on the date of grant) and at least 85% of the fair market value on the date of grant for non-incentive options. Stock options are generally exercisable in 33-1/3% annual increments commencing one year after the date of grant and generally expire five years after the date of grant.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997, 1998 and 1999, no dividend yield, expected volatility of 76%, 60% and 46%, risk free interest rates of 5% to 7% and expected lives of approximately 2.5 years. The grant date fair market value for options granted in 1999, 1998 and 1997 was $2.23, $2.26 and $6.46, respectively. If compensation cost for the Company's stock option plan had been determined in accordance with SFAS No. 123, net loss would have been increased in 1997, 1998 and 1999 by approximately $425,000, $470,000 and $121,000, respectively and loss per share would have been increased by $.05, $.03 and $.01, respectively.

The following table summarizes information about stock options outstanding at December 31, 1999:


                              Options Outstanding                          Options Exercisable
                    ---------------------------------------------  -----------------------------------
                                       Weighted
                                       average
                                      remaining
                  Number Outstanding  contractual     Weighted                          Weighted average
                    as of 12/31/99    life (years)  average price   Number exercisable   exercise price
                    --------------    ------------  -------------   ------------------   --------------
Range of
Exercise Prices:
$1.02 - $2.92         1,128,748          1.64          $2.82            1,128,748           $2.82
$2.96 - $5.42         1,219,499          3.45           5.20              595,249            5.16
$7.00 - $8.25           523,000          3.10           7.75              201,833            7.76
$9.25 - $10.00          275,250          3.17           9.44              137,667            9.48
                       -------           ----           ----              -------            ----
                      3,146,497          2.72          $5.14            2,063,497           $4.42
                      =========          ====          =====            =========           =====

Transactions under the stock option plan are summarized as follows:

                                                                     Weighted average
                                                        Shares        exercise price
                                                        ------        --------------
Shares under option at December 31, 1996               1,972,500          2.64
             Granted (at $5.00 to $10.00 per share)      791,250          7.04
             Exercised                                  (671,502)         2.34

Shares under option at December 31, 1997                2,092,248         4.40
             Granted (at $4.88 to $9.25 per share)      1,432,500         6.40
             Exercised                                   (165,700)        3.85
             Canceled (at $7.46 to $8.25 per share)      (247,500)        7.82

Shares under option at December 31, 1998                3,111,548         5.08
             Granted (at $4.68 to $9.375 per share)       160,000         6.20
             Exercised                                    (62,551)        5.39
             Canceled (at $1.50 to $5.42 per share)       (62,500)        4.47

Shares under option at December 31, 1999                3,146,497         5.14
                                                        =========         ====
Options exercisable at December
            1997             1,201,082
            1998             1,470,715
            1999             2,063,497

The Company granted options to consultants and certain other professionals who provide services to the Company. These options have been valued in accordance with FAS 123 and are being expensed over the vesting period of the options. The amounts expensed in 1997, 1998 and 1999 amounted to $582,400, $843,400 and $984,000, respectively. The activity for these options is included in the table above.

At December 31, 1999 warrants to purchase 454,148 shares of common stock at $1.67 per share were outstanding. These warrants, issued to a placement agent in previous years in connection with equity financings, expire as follows: (i) 100,174 warrants issued on January 6, 1995 expire January 6, 2002; (ii) 408 warrants issued on March 13, 1995 expire March 13, 2002; (iii) 93,628 warrants issued on May 4, 1995 expire May 4, 2002; and (iv) 259,938 warrants issued on June 8, 1995 expire June 8, 2002. At December 31, 1998, warrants to purchase 478,273 shares of Common Stock at an exercise price of $1.67 were outstanding.

In addition, 270,690 and 304,372 warrants at an exercise price of $6.99, expiring June 2004 and February 2005, respectively, were issued in connection with financing transactions in June 1999 and February 2000 (See Notes 8 and 9).

Note 8 -- Preferred Stock:

Class A:

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

Class B:

The Company also has authorized 10,000,000 shares of Class B Preferred Stock which may be issued with such rights and preferences as the Board of Directors may determine upon issuance.

Class B Series 1 Preferred stock:

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

Class B series 2 convertible preferred stock:

On June 15, 1999, the Company completed a private placement of 40,000 shares of convertible preferred stock and warrants to purchase 220,690 shares of Common Stock to a private investor for aggregate proceeds of $4 million. The shares of convertible preferred stock issued on that date (the "Shares") are convertible into shares of the Company's Common Stock at a price of $6.29 per share, subject to adjustment for stock splits, combinations and similar recapitalizations affecting the Company's Common Stock and to downward adjustment if the Company issues or agrees to issue additional shares of the Company's Common Stock (excluding options under the Company's option plan and certain other excluded securities) at a price of less than $6.29 per share to the price at which the Company issues or agrees to issue the lower-priced shares of the Company's Common Stock or securities convertible or exchangeable for shares of the Company's Common Stock. The Shares are redeemable in cash for an amount equal to $115 per Share on the third anniversary of the date of initial issuance if not sooner converted unless the Company elects in the Company's discretion to extend the redemption date to the fifth anniversary of the date of initial issuance. The Shares are subject to mandatory conversion into shares of the Company's Common Stock at the Company's option at any time after December 15, 1999 if the average closing bid price of the Company's Common Stock for ten consecutive trading days equals or exceeds $9.44 per share. The Shares are not entitled to any voting rights except as otherwise required by applicable law and are not entitled to any dividend rights unless the Company elects to extend the redemption date to the fifth anniversary of the date of initial issuance, in which case dividends would accrue at the rate of 8% from and after the third anniversary of the date of initial issuance which could be paid in shares of the Company's Common Stock at the Company's option.

In addition to the Shares on June 15, 1999 the Company also issued an aggregate of 220,690 warrants to purchase shares of the Company's Common Stock to a private investor. An additional 50,000 warrants were issued to such investor as compensation for services rendered in connection with the placement of the Shares. The warrants issued on that date have a five-year term unless sooner exercised. The warrants are exercisable for shares of the Company's Common Stock at a price of $6.99 per share, subject to adjustment in the same circumstances as the Shares described above and are subject to mandatory exercise into shares of the Company's Common Stock at the Company's option at any time after December 15, 1999 if the average closing bid price of the Company's Common Stock measured over twenty consecutive trading days equals or exceeds $13.98.

The Company also agreed to issue and sell an additional 40,000 shares of convertible preferred stock and warrants to purchase 304,372 shares of the Company's Common Stock to the same investor at a second closing( see Note 9).

The private placement has resulted in a deemed dividend charge of approximately $3.2 million, resulting from a below market conversion price of preferred stock ($1,154,000), a $15 per share redemption premium and other costs ($800,000) and the fair value (using the Black Scholes method) of warrants issued in connection with the private placement ($1,275,000). Of this amount, approximately $1.6 million has been charged through December 1999 and $1.6 million will be charged over the redemption period.

Note 9 -- Subsequent Events:

On February 11, 2000, the Company completed the second closing of a private placement of 40,000 shares of convertible preferred stock and warrants to purchase 254,372 shares of Common Stock to a private investor for aggregate proceeds of $4 million. The shares of convertible preferred stock issued on that date (the "Shares") are convertible into shares of the Company's Common Stock at a price of $6.29 per share, subject to adjustment for stock splits, combinations and similar recapitalizations affecting the Company's Common Stock and to downward adjustment if the Company issues or agrees to issue additional shares of the Company's Common Stock (excluding options under the Company's option plan and certain other excluded securities) at a price of less than $6.29 per share to the price at which the Company issues or agrees to issue the lower-priced shares of the Company's Common Stock or securities convertible or exchangeable for shares of the Company's Common Stock. The Shares are redeemable in cash for an amount equal to $115 per Share on the third anniversary of the date of initial issuance if not sooner converted unless the Company elects in the Company's discretion to extend the redemption date to the fifth anniversary of the date of initial issuance. The Shares are subject to mandatory conversion into shares of the Company's Common Stock at the Company's option at any time after August 11, 2000 if the average closing bid price of the Company's Common Stock for ten consecutive trading days equals or exceeds $9.44 per share. The Shares are not entitled to any voting rights except as otherwise required by applicable law and are not entitled to any dividend rights unless the Company elects to extend the redemption date to the fifth anniversary of the date of initial issuance, in which case dividends would accrue at the rate of 8% from and after the third anniversary of the date of initial issuance which could be paid in shares of the Company's Common Stock at the Company's option.

In addition to the Shares on February 11, 2000 the Company also issued an aggregate of 254,372 warrants to purchase shares of the Company's Common Stock to a private investor. An additional 50,000 warrants were issued to such investor as compensation for services rendered in connection with the placement of the Shares. The warrants issued on that date have a five-year term unless sooner exercised. The warrants are exercisable for shares of the Company's Common Stock at a price of $6.99 per share, subject to adjustment in the same circumstances as the Shares described above and are subject to mandatory exercise into shares of the Company's Common Stock at the Company's option at any time after August 11, 2000 if the average closing bid price of the Company's Common Stock measured over twenty consecutive trading days equals or exceeds $13.98.

The private placement will result in a deemed dividend charge of approximately $2.5 million, resulting from a below market conversion price of preferred stock ($445,000), a $15 per share redemption premium and other costs ($990,000) and the fair value (using the Black Scholes method) of warrants issued in connection with the private placement ($1,050,000). Of this amount, approximately $.5 million will be charged immediately and $2.0 million will be charged over the redemption period.