Form 10-Q
period 2000-03-31
CHROMATICS COLOR SCIENCES INTERNATIONAL INC
filed 2000-05-15
CIK 892495

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                    FORM 10-Q

      (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2000
                                 --------------

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________  to  _________________



                         Commission file number 0-21168
                                                -------



                  CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                  New York                                    13-3253392
--------------------------------------------------------------------------------
  (State or Other Jurisdiction of Incorporation            (I.R.S. Employer
                                                         Identification Number)

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
Yes    No N/A
   ---    ---
                       APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 15,910,470.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements


          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                                             March 31, 2000   December 31, 1999
                                                                                             ------------      ------------
                                                                                              (unaudited)         (Note 1)
ASSETS
CURRENT ASSETS:
        Cash and equivalents                                                                 $  4,994,900      $  2,790,400
        Accounts receivable                                                                        65,600           842,300
        Inventories                                                                             1,232,700         1,171,800
        Prepaid expenses and other current assets                                                 113,900           129,200
                                                                                             ------------      ------------
               Total Current Assets                                                             6,407,100         4,933,700

PROPERTY AND EQUIPMENT - NET                                                                      618,900           612,200
SOFTWARE DEVELOPMENT COSTS - NET                                                                  418,200           470,500
PATENT COSTS - NET                                                                              1,100,700           984,000
OTHER AMORTIZABLE ASSETS - NET                                                                    438,300           455,400
OTHER ASSETS                                                                                      633,600           654,400
                                                                                             ------------      ------------
                                                                                             $  9,616,800      $  8,110,200
                                                                                             ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Amounts payable to related party                                                     $    244,700      $    256,100
        Accounts payable and accrued expenses:
               Attorneys and accountants                                                          377,600           394,600
               Consultants                                                                         34,500           119,100
               Trade                                                                              253,100           240,000
                                                                                             ------------      ------------
                     Total Current Liabilities                                                    909,900         1,009,800
                                                                                             ------------      ------------

LONG TERM DEBT:
        Senior convertible debentures                                                           4,880,800         4,165,800
        Accrued interest on senior convertible debentures                                         670,800           495,800
                                                                                             ------------      ------------
                                                                                                5,551,600         4,661,600
                                                                                             ------------      ------------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
        Class A, Par Value $.01 per share:
               Authorized - 1,400,000 shares
               Issued and outstanding - 1,380,000 shares at par value and redemption value         13,800            13,800

        Class  B, series 2 and 3 Convertible Preferred Stock, No Par Value:
               Authorized - 10,000,000 shares Issued and outstanding - 65,000 and 40,000 shares in 2000 and 1999,
                  respectively - $115 redemption value                                          4,583,700         2,928,700
                                                                                             ------------      ------------
                                                                                                4,597,500         2,942,500
                                                                                             ------------      ------------

SHAREHOLDERS' EQUITY (DEFICIENCY)
        Common Stock, par value $.001 per share:
               Authorized - 50,000,000 shares
               Issued and outstanding - 15,910,470 (2000) and 15,539,117 (1999) shares             15,900            15,500
        Capital in excess of par value                                                         36,551,800        34,062,000
        Accumulated deficit                                                                   (38,009,900)      (34,581,200)
                                                                                             ------------      ------------
               Total Shareholders' Equity (Deficiency)                                         (1,442,200)         (503,700)
                                                                                             ------------      ------------
                                                                                             $  9,616,800      $  8,110,200
                                                                                             ============      ============

           See accompanying notes to consolidated financial statements

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                      Three Months Ended March 31,
                                                                                    ------------------------------
                                                                                        2000              1999
                                                                                    ------------      ------------
Revenues:
       Sales                                                                        $     38,600      $          -
       Other                                                                                 100               100
                                                                                    ------------      ------------
                                                                                          38,700               100
                                                                                    ------------      ------------
COSTS AND EXPENSES:

       Cost of sales                                                                      20,800                 -
       Sales, marketing and trade show costs                                             637,400           541,900
       Medical regulatory expenses                                                       196,400           233,600
       Research and development                                                          294,700           167,900
       Patent application costs                                                           56,100            42,900
       Compensation costs relating to options granted to consultants (non cash)          240,000           240,000
       General and administrative:
             Compensation - Officers and employees                                       228,400           175,500
             Consultants                                                                 116,000            78,200
             Legal fees                                                                  187,400           247,900
             Accounting fees                                                              69,900            22,500
             Rent and storage                                                             78,100            73,900
             Insurance                                                                    77,700            55,500
             Travel and entertainment                                                     16,900             6,700
             Repairs and maintenance                                                      47,500            26,400
             Depreciation and amortization                                               171,400            26,600
             Payroll taxes                                                                20,400            14,000
             Stock administrative fees                                                    29,300            10,300
             Employee benefit plan                                                             -             1,700
             Public relations                                                             59,900            44,600
             Other                                                                        67,300            93,000
                                                                                    ------------      ------------
                                                                                       2,615,600         2,103,100
                                                                                    ------------      ------------
OPERATING LOSS                                                                        (2,576,900)       (2,103,000)
                                                                                    ------------      ------------

INTEREST INCOME (EXPENSE):
       Interest income                                                                    44,800            31,000
       Interest expense and non-cash financing costs including $715,000 in
          non-cash OID costs in 2000                                                    (896,600)           (6,600)
                                                                                    ------------      ------------
                                                                                        (851,800)           24,400
                                                                                    ------------      ------------
NET LOSS                                                                            $ (3,428,700)     $ (2,078,600)
                                                                                    ============      ============

NET LOSS TO COMMON STOCKHOLDERS:
NET LOSS                                                                            $ (3,428,700)     $ (2,078,600)
DEEMED DIVIDEND FOR CLASS B, SERIES 2 AND 3
   CONVERTIBLE PREFERRED STOCK                                                           703,000                 -

                                                                                    ------------      ------------
NET LOSS TO COMMON STOCKHOLDERS                                                     $ (4,131,700)     $ (2,078,600)
                                                                                    ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON  SHARES OUTSTANDING                                 15,630,412        15,466,779
                                                                                    ============      ============

BASIC AND DILUTED LOSS PER SHARE                                                    $      (0.26)     $      (0.13)
                                                                                    ============      ============

           See accompanying notes to consolidated financial statements

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (UNAUDITED)


                                                           Common Stock
                                                   ------------------------------
                                                    Number of
                                                      Shares                       Capital in Excess   Accumulated
                                                   Outstanding        Par Value       of Par Value       Deficit
                                                   ------------      ------------     ------------     ------------

Balances, December 31, 1999                          15,539,117      $     15,500     $ 34,062,000     $(34,581,200)

Three Months Ended March 31, 2000:

        Net Loss                                              -                 -                -       (3,428,700)

        Exercise of Stock options and warrants          132,880               200          295,000                -

        Conversion of Class B Series 2,
           convertible preferred stock into
           common shares                                238,473               200        1,162,800

        Original issue discount on Class B,
           Convertible preferred stock
           (warrants and below market
           conversion price)                                                             1,495,000

        Deemed dividend on Class B,
           convertible preferred stock                                                    (703,000)

        Compensation cost relating to
          options granted to consultants                                                   240,000                -

                                                   ------------      ------------     ------------     ------------
Balances, March 31, 2000                             15,910,470      $     15,900     $ 36,551,800     $(38,009,900)
                                                   ============      ============     ============     ============


           See accompanying notes to consolidated financial statements

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Three Months Ended March 31,
                                                                           ----------------------------
                                                                               2000             1999
                                                                           -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Loss                                                           $(3,428,700)     $(2,078,600)
        Adjustments to reconcile net loss to net cash flows
           from operating activities:
        Depreciation and amortization                                          171,400           26,600
        Compensation cost relating to options granted to consultants           240,000          240,000
        Non-cash interest and financing costs                                  715,000                -
        Changes in operating assets and liabilities:
               Accounts receivable                                             776,700             (100)
               Inventories                                                     (60,900)               -
               Prepaid expenses and other assets                                15,300           15,300
               Accrued interest on senior convertible debentures               175,000                -
               Accounts payable and accrued expenses                           (88,500)         403,600
                                                                           -----------      -----------
                      Net cash flows from operating activities              (1,484,700)      (1,393,200)
                                                                           -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Software development costs                                                   -          (81,300)
        Capitalized patent costs                                              (151,300)        (164,000)
        Purchase of property and equipment                                     (53,300)         (24,800)
        Purchase of ColorMate(R) Units and deposits theron                           -         (653,700)
                                                                           -----------      -----------
               Net cash flows from investing activities                       (204,600)        (923,800)
                                                                           -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of common stock, net  of related costs          295,200           73,200
        Proceeds (payments) of amounts payable to related party                (11,400)         (25,500)
        Net proceeds from the issuance of preferred stock and warrants,      3,610,000                -
           net of costs
                                                                           -----------      -----------
               Net cash flows from financing activities                      3,893,800           47,700
                                                                           -----------      -----------

NET CHANGE IN CASH AND EQUIVALENTS                                           2,204,500       (2,269,300)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                    2,790,400        3,929,800
                                                                           -----------      -----------

CASH AND EQUIVALENTS, END OF PERIOD                                        $ 4,994,900      $ 1,660,500
                                                                           ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION
        Interest Paid                                                      $     6,600      $    32,000
                                                                           ===========      ===========

           See accompanying notes to consolidated financial statements

          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation:

Nature of Report - The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in cash flows, for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

Footnotes - Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.



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

The Company anticipates incurring substantially increased operating expenses as it attempts to expand its marketing and sales activity, incur manufacturing expenses for the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System and otherwise continues to implement its business plan, including the medical application involving the monitoring of newborn bilirubinemia (infant jaundice). There can be no assurance the Company will not continue to incur such losses or will ever generate revenues at levels sufficient to support profitable operations.

Legal Proceedings - On April 27, 2000, the United States District Court for the Southern District of New York dismissed a shareholders class action lawsuit filed in 1998 against the Company and four of its officers. The class action suit had alleged that the defendants artificially inflated the price of the Company's stock through false and misleading public statements. In the dismissal ruling issued by Judge Sidney H. Stein, the court found that plaintiffs had not sufficiently specified the reasons that the statements were misleading and/or failed to specify a reason that would be actionable under Section 10(b) of the Securities Exchange Act of 1934.



Note 3 - Agreement with Datex-Ohmeda, Inc. and its Ohmeda Medical Division

On June 7, 1999, the Company executed a renewable, five-year agreement with Datex-Ohmeda, Inc. and its Ohmeda Medical Division ("DO") pursuant to which the Company appointed DO as the exclusive distributor in the United States of the Company's ColorMate(R) TLc- BiliTest(R) System for noninvasive monitoring of bilirubin infant jaundice in the hospital market, the non-consumer home healthcare market (in which the test is administered solely by a healthcare professional), the pediatrician office market and clinics within all such markets. The agreement also applies to the Company's disposable calibration standard (TLc- Lensette(TM)) that is used to calibrate each measurement taken by the ColorMate(R) TLc- BiliTest(R) System and provides that the Company will share in the sales revenues for both products. Terms of the agreement include annual minimum market penetration performance standards and purchasing and placement of quantities for both the ColorMate(R) TLc- BiliTest(R) System and the TLc- Lensette(TM) calibration standard. Sales under the agreement commenced in July 1999.

Note 4 - Private Placements:

Class B series 2 convertible preferred stock:

On June 15, 1999, the Company completed a private placement of 40,000 shares of convertible preferred stock and warrants to purchase 220,690 shares of Common Stock to a private investor for aggregate proceeds of $4 million. The shares of Class B, Series 2 convertible preferred stock issued on that date (the "Series 2 Shares") are convertible into shares of the Company's Common Stock at a price of $6.29 per share, subject to adjustment for stock splits, combinations and similar recapitalizations affecting the Company's Common Stock and in certain circumstances including the issuance of shares of the Company's Common Stock. The Series 2 Shares are redeemable in cash for an amount equal to $115 per Series 2 Share on the third anniversary of the date of initial issuance if not sooner converted unless the Company elects in the Company's discretion to extend the redemption date to the fifth anniversary of the date of initial issuance. The Series 2 Shares are subject to mandatory conversion into shares of the Company's Common Stock at the Company's option at any time after December 15, 1999 if the average closing bid price of the Company's Common Stock for ten consecutive trading days equals or exceeds $9.44 per share. The Series 2 Shares are not entitled to any voting rights except as otherwise required by applicable law and are not entitled to any dividend rights unless the Company elects to extend the redemption date to the fifth anniversary of the date of initial issuance, in which case dividends would accrue at the rate of 8% from and after the third anniversary of the date of initial issuance which could be paid in shares of the Company's Common Stock at the Company's option.

In addition to the Series 2 Shares on June 15, 1999 the Company also issued an aggregate of 220,690 warrants to purchase shares of the Company's Common Stock to the same private investor. An additional 50,000 warrants were issued to such investor as compensation for services rendered in connection with the placement of the Series 2 Shares. The warrants issued on that date have a five-year term unless sooner exercised. The warrants are exercisable for shares of the Company's Common Stock at a price of $6.99 per share, subject to adjustment in the same circumstances as the Series 2 Shares described above and are subject to mandatory exercise into shares of the Company's Common Stock at the Company's option at any time after December 15, 1999 if the average closing bid price of the Company's Common Stock measured over twenty consecutive trading days equals or exceeds $13.98.

The private placement has resulted in a deemed dividend charge of approximately $3.2 million, resulting from a below market conversion price of preferred stock ($1,154,000), a $15 per share redemption premium and other costs ($800,000) and the fair value (using Black Scholes method) of warrants issued in connection with the private placement ($1,275,000). Of this amount, approximately $1.6 million had been charged through December 1999, $.6 million was converted into the Company's Common Stock, $.2 million has been charged in the three months ended March 31, 2000 and $.8 million will be charged over the remaining redemption period.

In the quarter ended March 31, 2000, 15,000 Series 2 Shares were converted into 238,473 shares of the Company's Common Stock.

Class B series 3 convertible preferred stock:

On February 11, 2000, the Company completed a private placement of 40,000 shares of convertible preferred stock to the above private investor for aggregate proceeds of $4 million. The Shares of Class B Series 3 convertible preferred stock issued on that date (the "Series 3 Shares") are convertible into shares of the Company's Common Stock at a price of $6.29 per share, subject to adjustment for stock splits, combinations and similar recapitalizations affecting the Company's Common Stock and in certain circumstances including the issuance of shares of the Company's Common Stock. The Series 3 Shares are redeemable in cash for an amount equal to $115 per Series 3 Share on the third anniversary of the date of initial issuance if not sooner converted unless the Company elects in the Company's discretion to extend the redemption date to the fifth anniversary of the date of initial issuance. The Series 3 Shares are subject to mandatory conversion into shares of the Company's Common Stock at the Company's option at any time after August 11, 2000 if the average closing bid price of the Company's Common Stock for ten consecutive trading days equals or exceeds $9.44 per share. The Series 3 Shares are not entitled to any voting rights except as otherwise required by applicable law and are not entitled to any dividend rights unless the Company elects to extend the redemption date to the fifth anniversary of the date of initial issuance, in which case dividends would accrue at the rate of 8% from and after the third anniversary of the date of initial issuance which could be paid in shares of the Company's Common Stock at the Company's option.

In addition to the Series 3 Shares on February 11, 2000 the Company also issued an aggregate of 254,372 warrants to purchase shares of the Company's Common Stock to the same private investor. An additional 50,000 warrants were issued to such investor as compensation for services rendered in connection with the placement of the Series 3 Shares. The warrants issued on that date have a five-year term unless sooner exercised. The warrants are exercisable for shares of the Company's Common Stock at a price of $6.99 per share, subject to adjustment in the same circumstances as the Series 3 Shares described above and are subject to mandatory exercise into shares of the Company's Common Stock at the Company's option at any time after August 11, 2000 if the average closing bid price of the Company's Common Stock measured over twenty consecutive trading days equals or exceeds $13.98.

The private placement resulted in a deemed dividend charge of approximately $2.5 million, resulting from a below market conversion price of preferred stock ($445,000), a $15 per share redemption premium and other costs ($990,000) and the fair value (using the Black Scholes method) of warrants issued in connection with the private placement ($1,050,000). Of this amount, approximately $.5 million has been charged in the three months ended March 31, 2000 and $2.0 million will be charged over the remaining redemption period.



Note 5 - Subsequent Events:

On April 17, 2000, the Company signed a purchase agreement to acquire the common stock of Gordon Laboratories, Inc. ("Gordon"), a privately held formulator and manufacturer of cosmetics, hair care and other personal care products, subject to certain closing conditions including the amendment of Gordon's existing long-term credit facility on terms acceptable to the Company. The acquisition is for a purchase price of approximately $ 6,000,000 in common stock and cash. The Company executed a $500,000 promissory note to Gordon in connection with the agreement. The transaction will be accounted for by the purchase method of accounting. The operations of Gordon will be included in the consolidated financial statements of the Company beginning with the date of acquisition. The acquisition is expected to close by the end of May 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company incurred net losses of $3,428,700 and $2,078,600, for the three months ended March 31, 2000 and 1999, respectively. Revenues of $38,700 have been received principally from sales of ColorMate (Registered Trademark) TLc-BiliTest (Registered Trademark) Systems. Of the $1,350,100 increase in net loss from 2000 as compared to 1999, $715,000 represents non-cash financing costs computed as original issue discount ("OID") on financing transactions and $175,000 represents non-cash accrued interest on senior convertible debentures. The resulting $460,100 increase in losses from 2000 as compared to 1999 (without consideration of the non-cash OID costs and the non-cash accrued interest on senior convertible debentures), is primarily attributable to increased costs of $95,500 relating to the Company's medical division sales force, an increase of $126,800 in research and development, as the Company continues the implementation of its long-term business plan to seek commercial applications of its intellectual properties and technologies, $144,800 in amortization of patent, software and ColorMate (Registered Trademark) TLc-BiliTest (Registered Trademark) System promotional expenses, and $52,900 in Compensation-Officers and employees as the Company continues to add qualified executive and senior level personnel to implement the Company's business plan.

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

The Company anticipates that it will continue to incur net losses for the foreseeable future as increased expenses are incurred in implementing its long range business plan.

LIQUIDITY AND CAPITAL RESOURCES

Current assets increased to $6,407,100 at March 31, 2000 as compared to $4,933,700 at December 31, 1999, primarily attributable to increases in cash and equivalents. Accounts receivable decreased by $776,700 as the Company collected substantial cash from the accounts receivable balance as of December 31, 1999.

As indicated in the Company's Statement of Cash Flows, the Company continued to experience significant negative net cash flows from operating and investing activities in 2000. The 2000 increase in cash outflows from operating activities is primarily attributable to the increase in the Company's net loss, partially offset by an increase in depreciation and amortization expenses, non-cash compensation costs to consultants, non-cash interest and financing costs and collections of accounts receivable. Cash outflows from investing activities, which are attributable to patent costs of $151,300 and purchases of property and equipment of $53,300, decreased to $204,600 during 2000 from $923,800 in 1999. The primary reason for this decrease is that purchases and deposits of ColorMate (Registered Trademark) TLc-BiliTest (Registered Trademark) System units, which represented $653,700 of cash outflows from investing activities during 1999, have been reclassified as inventory in 2000. Cash flows from financing activities during 2000 principally represent $3,905,200 of proceeds from the issuance of Common Stock, Preferred Stock and Warrants, partially offset by payments of $11,400 to a related party.

The Company's primary source of liquidity in 2000 was the net proceeds from the private placement of convertible preferred stock totaling $3,610,000. The Company anticipates incurring significant additional expenditures related to manufacturing expenses, parts order, insurance, regulatory compliance and staffing as production and distribution continues. Management expects that taking into account existing resources, revenues from sales of the ColorMate (Registered Trademark) TLc-BiliTest (Registered Trademark) System, TLc-Lensette (Trademark) Calibration Standards, payments received under distribution agreements and/or the proceeds of $3.6 million from the February 2000 Preferred Stock and Warrant financing and any additional financing, the Company will have sufficient liquidity at least until March 31, 2001. The Company may seek additional debt or equity financing to further support and expand its operations. If the Company is not able to attract additional future financing, generate significant revenue from operations and/or successfully market its products and technologies, at such point in time, it may have to significantly curtail and/or cease operations.

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



                 -----------------------------------------------


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 27, 2000, the United States District Court for the Southern District of New York dismissed a shareholders class action lawsuit filed in 1998 against the Company and four of its officers. The class action suit had alleged that the defendants artificially inflated the price of the Company's stock through false and misleading public statements. In the dismissal ruling issued by Judge Sidney
H. Stein, the court found that plaintiffs had not sufficiently specified the reasons that the statements were misleading and/or failed to specify a reason that would be actionable under Section 10(b) of the Securities Exchange Act of 1934.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On February 11,2000, the Company completed a private placement of 40,000 shares of a newly authorized series of the Company's preferred stock, designated as Class B Series 3 preferred stock, at a price of $100 per share and for an aggregate total consideration of $4,000,000. The purchaser of the Class B Series 3 preferred stock was LB I Group, an affiliate of Lehman Brothers, Inc. The shares of Class B Series 3 preferred stock issued are convertible into shares of Common Stock at an initial conversion price of $6.29 per share, subject to adjustment for stock splits, combinations and similar recapitalizations affecting the Company's Common Stock and in certain circumstances involving the issuance of shares of the Company's Common Stock. The holders of the Class B Series 3 preferred stock also received an aggregate of 304,372 five year warrants to purchase shares of the Company's Common Stock. The warrants have an initial exercise price of $6.99 per share, which may be subject to adjustment similar to that of the Class B Series 3 preferred stock.

The issuance of the shares of the Class B Series 3 preferred stock will modify the rights of the holders of the Common Stock of the Company in so far as the Class B Series 3 preferred stock will have a liquidation preference equal to the aggregate purchase price of $4,000,000.

The shares of Class B Series 3 preferred stock and warrants issued in this private placement were exempt under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), based on representations and warranties made to the Company by the purchasers of these securities that such purchasers were accredited investors (as such term is used in the Securities Act) purchasing the securities for their own account, for investment purposes only and not with a view towards a public sale or distribution thereof. These purchasers further acknowledged that they understood that they were purchasing securities that were not freely transferable in the public securities market and that the certificates evidencing the securities they received would contain a restrictive legend to the effect that such securities may not be transferred in the absence of registration pursuant to the Securities Act or an opinion of counsel satisfactory in form and content to the Company that registration is not required.

In connection with this private placement, the Company agreed to register the shares of its common stock issuable upon the conversion of the Class B Series 3 preferred stock and warrants for resale under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K:

        Current Report on Form 8-K/A, filed January 21,2000, amending the Company's 8-K filed June 18, 1999

        Current Report on Form 8-K/A, filed January 28,2000, amending the Company's 8-K filed June 18, 1999

        Current Report on Form 8-K/A, filed January 28,2000, amending the Company's 8-K filed November 3, 1998

                                 EXHIBIT INDEX A


Exhibit No.              Document
-----------              --------
3.1                      Restated Articles of Incorporation of the Company
                         (incorporated by reference to Exhibit 3.1 to the Company's
                         Quarterly Report on Form 10-Q for the Quarter Ended June
                         30, 1999)

3.2                      Certificate of Amendment to Articles of Incorporation of the
                         Company (incorporated by reference to Exhibit 3.1.1 to the
                         Company's 1999 Annual Report on Form 10-K).

3.3 By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's 1999 Annual Report on Form
                         10-K).

27.1                     Financial Data Schedule





                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.



Date: May 15, 2000        By: /s/ Darby S. Macfarlane
                              ---------------------------
                               Darby S. Macfarlane
                               Chief Executive Officer

Date:  May 15, 2000       By: /s/ Frank Marchese
                              ---------------------------
                               Frank Marchese
                               Chief Financial and Principal
                               Accounting Officer