Form 10-Q
period 2000-06-30
CHROMATICS COLOR SCIENCES INTERNATIONAL INC
filed 2000-08-18
CIK 892495

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                    FORM 10-Q

      (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2000
                                 --------------

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               ------------------      -----------------

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
Yes    No N/A
   ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 16,711,192.

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               June 30, 2000     December 31, 1999
                                                                               -------------     -----------------
                                                                                (unaudited)           (Note 1)
                                ASSETS

CURRENT ASSETS:
       Cash and equivalents                                                     $  1,865,600        $  2,790,400
       Accounts receivable-net                                                     1,369,000             842,300
       Inventories                                                                 2,358,200           1,171,800
       Prepaid expenses and other current assets                                     265,600             129,200
                                                                                ------------        ------------
             Total Current Assets                                                  5,858,400           4,933,700

PROPERTY AND EQUIPMENT - NET                                                       1,483,400             612,200
SOFTWARE DEVELOPMENT COSTS - NET                                                     366,000             470,500
PATENT COSTS - NET                                                                 1,164,100             984,000
GOODWILL-NET                                                                       7,455,900                   -
OTHER AMORTIZABLE ASSETS - NET                                                       404,800             455,400
OTHER ASSETS                                                                         738,700             654,400
                                                                                ------------        ------------
                                                                                $ 17,471,300        $  8,110,200
                                                                                ============        ============
                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Amounts payable to related party                                         $    243,300        $    256,100
       Current portion of notes payable                                              363,200                   -
       Due to Factor                                                                 531,500                   -
       Accounts payable and accrued expenses:
             Attorneys and accountants                                               488,500             394,600
             Consultants                                                              41,800             119,100
             Trade                                                                 1,087,100             240,000
                                                                                ------------        ------------
                   Total Current Liabilities                                       2,755,400           1,009,800
                                                                                ------------        ------------

LONG TERM DEBT:
       Note payable, net of current portion                                        2,759,400                   -
       Senior convertible debentures                                               5,000,000           4,165,800
       Accrued interest on senior convertible debentures                             845,800             495,800
       Amounts payable for purchase of Gordon                                        653,000                   -
                                                                                ------------        ------------
                                                                                   9,258,200           4,661,600
                                                                                ------------        ------------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
       Class A, Par Value $.01 per share:
             Authorized - 1,400,000 shares
             Issued and outstanding - 1,380,000 shares
             at par value and redemption value                                        13,800              13,800
       Class B, series 2 and 3 Convertible Preferred Stock, No Par Value:
             Authorized - 10,000,000 shares
             Issued and outstanding - 65,000 and 40,000 shares in
             2000 and 1999, respectively - $115 redemption value                   4,861,700           2,928,700
                                                                                ------------        ------------
                                                                                   4,875,500           2,942,500
                                                                                ------------        ------------
SHAREHOLDERS' EQUITY (DEFICIENCY)
       Common Stock, par value $.001 per share:
             Authorized - 50,000,000 shares
             Issued and outstanding - 16,711,192 (2000)
                   and 15,539,117 (1999) shares                                       16,700              15,500
       Capital in excess of par value                                             41,534,500          34,062,000
       Accumulated deficit                                                       (40,969,000)        (34,581,200)
                                                                                ------------        ------------
             Total Shareholders' Equity (Deficiency)                                 582,200            (503,700)
                                                                                ------------        ------------
                                                                                $ 17,471,300        $  8,110,200
                                                                                ============        ============

See accompanying notes to consolidated financial statements

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Three Months Ended June 30,              Six Months Ended June 30,
                                                           --------------------------------        ---------------------------------
                                                               2000                1999                2000                1999
                                                           ------------        ------------        ------------        ------------
REVENUES:
       Sales                                               $    667,300        $          -        $    705,900        $          -
       Other                                                          -                 500                 100                 600
                                                           ------------        ------------        ------------        ------------
                                                                667,300                 500             706,000                 600
                                                           ------------        ------------        ------------        ------------
COSTS AND EXPENSES:
       Cost of sales                                            492,600                   -             513,400                   -
       Sales, marketing and trade show costs                    533,300             660,000           1,170,700           1,201,900
       Medical regulatory expenses                              227,200             239,700             423,600             473,300
       Research and development                                 416,300             261,400             711,000             429,300
       Patent application costs                                  94,400               5,000             150,500              47,900
       Compensation costs relating to options granted
             to consultants (non cash)                          225,000             248,000             465,000             488,000
       General and administrative:
             Compensation - Officers and employees              328,600             210,600             557,000             386,100
             Consultants                                        115,800              72,800             231,800             151,000
             Legal fees                                         250,900             304,200             438,300             552,100
             Accounting fees                                     26,700              24,600              96,600              47,100
             Rent and storage                                    78,900              74,500             157,000             148,400
             Insurance                                           71,800              64,900             149,500             120,400
             Travel and entertainment                            30,200               9,800              47,100              16,500
             Repairs and maintenance                             34,800              29,300              82,300              55,700
             Depreciation and amortization                      173,000              31,300             344,400              57,900
             Payroll taxes                                       21,900              19,000              42,300              33,000
             Stock administrative fees                           24,900              33,400              54,200              43,700
             Public relations                                    52,800              56,400             112,700             101,000
             Amortization of Goodwill                            31,000                   -              31,000                   -
             Other                                              105,900              87,800             173,200             182,500
                                                           ------------        ------------        ------------        ------------
                                                              3,336,000           2,432,700           5,951,600           4,535,800
                                                           ------------        ------------        ------------        ------------
OPERATING LOSS                                               (2,668,700)         (2,432,200)         (5,245,600)         (4,535,200)
                                                           ------------        ------------        ------------        ------------

INTEREST INCOME (EXPENSE):
       Interest income                                           45,000              52,700              89,800              83,700
       Interest expense and non-cash financing costs           (335,400)         (1,513,200)         (1,232,000)         (1,519,800)
                                                           ------------        ------------        ------------        ------------
                                                               (290,400)         (1,460,500)         (1,142,200)         (1,436,100)
                                                           ------------        ------------        ------------        ------------
NET LOSS                                                   $ (2,959,100)       $ (3,892,700)       $ (6,387,800)       $ (5,971,300)
                                                           ============        ============        ============        ============

NET LOSS TO COMMON STOCKHOLDERS:
NET LOSS                                                   $ (2,959,100)       $ (3,892,700)       $ (6,387,800)       $ (5,971,300)
DEEMED DIVIDEND FOR CLASS B, SERIES 2 AND 3
       CONVERTIBLE PREFERRED STOCK                              278,000           1,275,000             981,000           1,275,000
                                                           ------------        ------------        ------------        ------------
NET LOSS TO COMMON SHAREHOLDERS                            $ (3,237,100)       $ (5,167,700)       $ (7,368,800)       $ (7,246,300)
                                                           ============        ============        ============        ============

WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES OUTSTANDING                                    16,183,925          15,499,299          15,907,169          15,483,039
                                                           ============        ============        ============        ============

BASIC AND DILUTED LOSS PER SHARE                           $      (0.20)       $      (0.33)       $      (0.46)       $      (0.47)
                                                           ============        ============        ============        ============

See accompanying notes to consolidated financial statements

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)
                                   (UNAUDITED)


                                                                  Common Stock
                                                          ------------------------------
                                                             Number                              Capital
                                                           of Shares            Par            in Excess of         Accumulated
                                                          Outstanding          Value            Par Value             Deficit
                                                          -----------       ------------       ------------        ------------

Balances, December 31, 1999                                15,539,117       $     15,500       $ 34,062,000        $(34,581,200)

Six Months Ended June 30, 2000:

       Net Loss                                                     -                  -                  -          (6,387,800)

       Exercise of Stock options and
             warrants                                         132,880                200            295,000                   -

       Conversion of Class B, convertible
             preferred stock into common
             shares                                           238,473                200          1,162,800

       Original issue discount on Class B,
             Convertible preferred stock (warrants
             and below market conversion price)                                                   1,495,000

       Deemed dividend on Class B,
             convertible preferred stock                                                           (981,000)

       Issuance of common stock - Gordon                      721,231                700          4,535,800

       Issuance of common stock - Other                        79,491                100            499,900


       Compensation costs relating to
             options granted to consultants                         -                  -            465,000                   -
                                                         ------------       ------------       ------------        ------------

Balances, June 30, 2000                                    16,711,192       $     16,700       $ 41,534,500        $(40,969,000)
                                                         ============       ============       ============        ============


See accompanying notes to consolidated financial statements

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Six Months Ended June 30,
                                                                           ------------------------------
                                                                              2000               1999
                                                                           -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Loss                                                            $(6,387,800)       $(5,971,300)
       Adjustments to reconcile net loss to net cash flows
             from operating activities:
       Depreciation and amortization                                           344,400             57,900
       Amortization of Goodwill                                                 31,000                  -
       Compensation costs relating to options granted to consultants           465,000            488,000
       Non-cash financing costs                                                834,200          1,310,800
       Changes in operating assets and liabilities:
             Accounts receivable                                               767,600               (100)
             Inventories                                                      (191,400)          (719,100)
             Prepaid expenses and other assets                                 (25,000)          (240,800)
             Accrued interest on senior convertible debentures                 350,000            145,800
             Accounts payable and accrued expenses                            (541,600)           269,800
                                                                           -----------        -----------
                   Net cash flows from operating activities                 (4,353,600)        (4,659,000)
                                                                           -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Software development costs                                                    -            (81,300)
       Net cash used in purchase of Gordon                                    (537,600)                 -
       Capitalized patent costs                                               (255,100)          (291,200)
       Purchase of property and equipment                                      (61,900)           (87,600)
                                                                           -----------        -----------
             Net cash flows from investing activities                         (854,600)          (460,100)
                                                                           -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of common stock, net
             of related costs                                                  795,200            343,200
       Proceeds (payments) of amounts payable to related party                 (12,800)           (18,900)
       Proceeds from senior convertible debentures                                              5,000,000
       Payment of Gordon Debt                                                 (609,000)                 -
       Proceeds from Note payable                                              500,000                  -
       Net proceeds from the issuance of preferred stock and
             warrants, net of costs                                          3,610,000          3,727,400
                                                                           -----------        -----------
             Net cash flows from financing activities                        4,283,400          9,051,700
                                                                           -----------        -----------

NET CHANGE IN CASH AND EQUIVALENTS                                            (924,800)         3,932,600

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                    2,790,400          3,929,800
                                                                           -----------        -----------

CASH AND EQUIVALENTS, END OF PERIOD                                        $ 1,865,600        $ 7,862,400
                                                                           ===========        ===========

SUPPLEMENTAL CASH FLOW INFORMATION
       Interest Paid                                                       $    43,500        $    32,000
                                                                           ===========        ===========
       Issuance of common stock and amount payable for
       purchase of Gordon                                                  $ 5,189,500
                                                                           ===========
       Conversion of preferred stock into common stock                     $ 1,163,000
                                                                           ===========


See accompanying notes to consolidated financial statements

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation:

Nature of Report - The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and is presented for comparative purposes. All other financial statements are unaudited. As discussed in Note 5, the Company's Financial Statements now include the financial position and results of operations of Gordon Laboratories, Inc. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in cash flows, for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

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

Note 2 - Commitments and Contingencies:

Business Risks - Since its formation in 1984, the Company has been principally engaged in color science technology research and development and licensing activities, seeking mass market applications for its proprietary technology and instrumentation. The Company's business encompasses all of the risks inherent in the establishment of a new business enterprise, including a limited operating history with significant competition possessing substantially greater resources. Current and future operations also depend upon the continued employment of certain key executives, the ability to further commercialize its proprietary technology and products and the Company's ability to obtain sufficient revenues and/or outside financing. As discussed in Note 5, the Company acquired Gordon on June 2, 2000. The acquisition of this Company encompasses all the risks and difficulties in operating and managing a new acquisition.

Operating Difficulties - Since 1989, the Company has incurred losses from operations and net cash outflows from operations. The Company expects to license its patents and proprietary technology, sell its equipment and market its related services and products to ultimately overcome these difficulties. In addition, the Company expects to increase the revenues of the newly -acquired company-Gordon to further overcome the above-mentioned difficulties.

The Company anticipates incurring substantially increased operating expenses as it attempts to expand its marketing and sales activity, incur manufacturing expenses for the ColorMate (Registered Trademark) TLc-BiliTest (Registered Trademark) System and otherwise continues to implement its business plan, including the medical application involving the monitoring of newborn bilirubinemia (infant jaundice). There can be no assurance the Company will not continue to incur such losses or will ever generate revenues at levels sufficient to support profitable operations.

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

In addition to the Series 2 Shares on June 15, 1999 the Company also issued an aggregate of 220,690 warrants to purchase shares of the Company's Common Stock to the same private investor. An additional 50,000 warrants were issued to such investor as compensation for services rendered in connection with the placement of the Series 2 Shares. The warrants issued on that date have a five-year term unless sooner exercised. The warrants are exercisable for shares of the Company's Common Stock at a price of $6.29 per share, subject to adjustment in the same circumstances as the Series 2 Shares described above and are subject to mandatory exercise into shares of the Company's Common Stock at the Company's option at any time after December 15, 1999 if the average closing bid price of the Company's Common Stock measured over twenty consecutive trading days equals or exceeds $12.58.

The private placement has resulted in a deemed dividend charge of approximately

$3.2 million, resulting from a below market conversion price of preferred stock ($1,154,000), a $15 per share redemption premium and other costs ($800,000) and the fair value (using Black Scholes method) of warrants issued in connection with the private placement ($1,275,000). Of this amount, approximately $1.6 million had been charged through December 1999, $.6 million was converted into the Company's Common Stock, $.3 million has been charged in the six months ended June 30,2000 and $.7 million will be charged over the remaining redemption period.

In the six months ended June 30, 2000, 15,000 Series 2 Shares were converted into 238,473 shares of the Company's Common Stock.

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

In addition to the Series 3 Shares on February 11, 2000 the Company also issued an aggregate of 254,372 warrants to purchase shares of the Company's Common Stock to the same private investor. An additional 50,000 warrants were issued to such investor as compensation for services rendered in connection with the placement of the Series 3 Shares. The warrants issued on that date have a five-year term unless sooner exercised. The warrants are exercisable for shares of the Company's Common Stock at a price of $6.29 per share, subject to adjustment in the same circumstances as the Series 3 Shares described above and are subject to mandatory exercise into shares of the Company's Common Stock at the Company's option at any time after August 11, 2000 if the average closing bid price of the Company's Common Stock measured over twenty consecutive trading days equals or exceeds $12.58.

The private placement resulted in a deemed dividend charge of approximately $2.5 million, resulting from a below market conversion price of preferred stock ($445,000), a $15 per share redemption premium and other costs ($990,000) and the fair value (using the Black Scholes method) of warrants issued in connection with the private placement ($1,050,000). Of this amount, approximately $.7 million has been charged in the six months ended June 30,2000 and $1.8 million will be charged over the remaining redemption period.

Note 5 - Acquisition:

On June 2, 2000, the Company acquired the Common Stock and certain debt of Gordon Laboratories, Inc. ("Gordon"), a privately held formulator and manufacturer of cosmetics, hair care and other personal care products. The acquisition was for a purchase price of $609,000 in cash and approximately 721,000 shares of The Company's Common Stock, valued for financial reporting purposes at $6.29 per share. The acquisition has been accounted for under the purchase method of accounting for business combinations. Accordingly, the consolidated financial statements include the results of operations of Gordon from the acquisition date. The excess of the purchase price over the net assets acquired totaled approximately $7,500,000 and has been classified as goodwill and is being amortized on a straight-line basis over 20 years. The Company is in the process of obtaining an appraisal to better allocate the purchase price. Any change in the allocation is not expected to materially affect the financial statements.

In connection with the acquisition of Gordon, the Company includes in the consolidated financial statements the debt of Gordon which principally includes Debt due to Factor for the factored receivables of Gordon and a five year note payable to a financial institution payable in monthly installments of approximately $55,000, with an annual interest rate of 12.97%.

The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the acquisition of Gordon had taken place on January 1, 1999. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on January 1, 1999, or which may result in the future.

                       Three Months       Six Months          Year
                       Ended              Ended               Ended
                       June 30, 2000      June 30, 2000       December 31, 1999
                       -------------      -------------       -----------------

Total Revenues         $1,580,000         $3,194,000          $7,767,000
Net Loss               (3,159,100)        ($6,698,800)        (13,270,000)
Net loss per share     ($.21)             ($.46)              ($.91)

Note 6 - Segment Information:

With the above-mentioned acquisition of Gordon, the Company now operates under two business segments for financial reporting purposes. The Company identifies operating segments based on, among other things, the way that the Company's management organizes the components of the Company's business for purposes of allocating resources and assessing performance. Segment revenues are generated from the sale of CCSI technologies ("CCSI") and the manufacturing of cosmetics, hair care and other personal care products ("Gordon"). The Company defines segment profit as operating income before amortization of goodwill, interest expense and income taxes. Summarized below are the Company's segment sales and income (loss) by reportable segments for the three and six months ended June 30, 2000:

                                     CCSI           Gordon         Consolidated
                                 -----------       --------        ------------
For the three months ended
June 30, 2000:

Revenues                          $   41,100       $626,200          $  667,300
Segment income (loss)            ($2,662,200)      $ 24,500         ($2,637,700)
Amortization of goodwill                                             $   31,000
Net interest expense                                                 $  290,400
Loss before income taxes                                            ($2,959,100)

For the six months ended
June 30, 2000:

Revenues                          $   79,800       $626,200          $  706,000
Segment income (loss)            ($5,239,100)      $ 24,500         ($5,214,600)
Amortization of goodwill                                             $   31,000
Net interest expense                                                 $1,142,200
Loss before income taxes                                            ($6,387,800)

Segment Assets                   $12,953,000       $5,672,200        $18,625,200
Elimination of
Intercompany balances                                                $ 1,153,900
Assets per balance sheet                                             $17,471,300

Note 7 - Inventories:

Inventories consist of the following:

                                      June 30, 2000       December 31, 1999
                                      -------------       -----------------
Raw Materials                         $1,270,400          $  521,500
Work in process                          308,500
Finished Goods                           779,300             650,300
                                      ----------          ----------
                                      $2,358,200          $1,171,800
                                      ----------          ----------

Note 8 - Subsequent event:

On August 16, 2000, the Company sold 641,026 shares of its common stock to a private investor at a price per share of $4.68 for gross proceeds of $3,000,000, less fees and expenses ("first closing"). Additional shares of common stock may be sold to such investor ("second closing") for gross proceeds of $1,000,000 upon the effectiveness of a registration statement filed by the Company on behalf of such investor with the Securities and Exchange Commission for the above 641,026 shares and certain other conditions. In connection with the above transaction, the Company issued to the investor 150,000 warrants to purchase common stock at an exercise price of $5.26 per share with an additional 50,000 warrants to be issued at the second closing. Pursuant to the purchase agreement for the above transaction, the Company may be required to issue additional shares of its common stock subject to certain conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company incurred net losses of $2,959,100 and $3,892,700 for the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, the Company incurred net losses of $6,387,800 and $5,971,300, respectively.

Revenues for the three months ended June 30, 2000 were $667,300 as compared to $500 for the three months ended June 30, 1999. The increased revenues are primarily a result of the acquisition of Gordon Laboratories, Inc. ("Gordon"). The revenues of Gordon are included in the consolidated financial statements of the Company from the date of acquisition (June 2, 2000) through June 30, 2000. Revenues for the six months ended June 30, 2000 were $706,000 as compared to $600 for the six months ended June 30, 1999. The increased revenues for the six months ended June 30, 2000 are primarily a result of the above-mentioned acquisition of Gordon.

Cost of sales was $492,600 for the three months ended June 30, 2000 and $513,400 for the six months ended June 30, 2000. These amounts relate primarily to the cost of sales for Gordon.

Research and development costs were $416,300 for the three months ended June 30, 2000 as compared to $261,400 for the three months ended June 30, 1999. The increase in research and development costs in the current period is primarily a result of the continuing implementation of the Company's long-term business plan to seek commercial applications of its intellectual properties and technologies. Research and development costs were $711,000 for the six months ended June 30, 2000 as compared to $429,300 for the six months ended June 30, 1999.The increased research and development costs for the six months ended June 30,2000 are primarily a result of the above-mentioned continued implementation of the Company's long-term business plan.

Compensation costs - Officers and employees were $328,600 for the three months ended June 30, 2000 as compared to $210,600 for the three months ended June 30, 1999. The increase in these costs in the current period is a result of the addition of executive and senior level personnel to implement the Company's business plan. In addition, the current period results now include the Compensation costs of Officers and employees due to the acquisition of Gordon. Compensation costs - Officers and employees were $557,000 for the six months ended June 30, 2000 as compared to $386,100 for the six months ended June 30, 1999.

Interest expense and non-cash financing costs were $335,400 in the three months ended June 30, 2000 as compared to $1,513,200 in the prior period. The decrease is mainly due to the reduction in the amortization of original issue discount on the senior convertible debentures. Interest expense and non-cash financing costs were $1,232,000 in the six months ended June 30, 2000 as compared to $1,519,800 in the prior period. The decrease is a result of the above-mentioned reduction in original issue discount.

Deemed dividend for the Class B, series 2 and 3 convertible preferred stock was $278,000 in the three months ended June 30, 2000 as compared to $1,275,000 in the prior period. The decrease is mainly due to a reduced amortization of the original issue discount costs incurred on the convertible preferred stock. Deemed dividend for the Class B, series 2 and 3 convertible preferred stock was $981,000 in the six months ended June 30, 2000 as compared to $1,275,000 in the prior period due to the above-mentioned reduced amortization of original issue discount.

The Company anticipates that it will continue to incur significant costs and expenses in connection with FDA manufacturing and other regulations, state regulatory requirements and foreign market clearances and other requirements. In addition, the Company expects to incur significant expenses relating to manufacturing expenses, products liability insurance, legal and regulatory compliance, including QSR/GMP quality system substantial compliance, as well as research and development for improved commercial products and for new potential applications and marketing expenses for implementation of the next phase of its efforts to successfully commercialize the medical application of its technology. The Company anticipates significantly higher compensation expenses in connection with increased hiring of executives and staff. The Company will also incur additional expenses implementing additional testing and clinical trials of its technologies for the possible monitoring of other chromogenic diseases.

The Company anticipates that it will continue to incur net losses for the foreseeable future as increased expenses are incurred in implementing its long-term business plan.

LIQUIDITY AND CAPITAL RESOURCES

Current assets increased to $5,858,400 at June 30,2000 as compared to $4,933,700 at December 31,1999. This increase is primarily attributable to an increase in inventories due to the acquisition of Gordon partially offset by a decrease in cash and equivalents.

As indicated in the Company's consolidated Statements of Cash Flows, the Company continued to experience significant negative net cash flows from operating and investing activities are the second quarter and first half of 2000.The 2000 cash outflows from operating activities is primarily attributable to the Company's net loss (partially offset by depreciation and amortization expense, non-cash compensation costs to consultants, non-cash interest and financing costs and collections of accounts receivable.)

Cash outflows from investing activities are primarily attributable to the net cash used in the purchase of Gordon. Cash flows from financing activities during 2000 principally represent $4,405,200 of proceeds from the issuance of common stock, Convertible preferred stock and warrants, partially offset by the repayment of Gordon debt.

The Company's primary source of liquidity in 2000 was the net proceeds from the private placement of convertible preferred stock totaling $3,610,000. The Company anticipates incurring significant additional expenditures related to manufacturing expenses, parts order, insurance, regulatory compliance and staffing as production and distribution continues. In addition to the equity financing discussed in Note 8,the Company intends to seek additional debt or equity financing to facilitate short-term liquidity and to further support and expand its operations.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

The Board of Directors of the Company appointed the Company's President and Chief Operating Officer, Brian Fitzpatrick, Acting Chief Executive Officer, such appointment to be effective on August 14, 2000. Darby Simpson Macfarlane, the Company's current Chief Executive Officer, will continue with the Company as its Chairperson and Chief Technology Officer.

The Board of Directors also approved expansion of the Board from the existing five to seven members effective August 3, 2000. Mr.Fitzpatrick, along with James Bergman, an investor in the Company, will fill these vacancies until there is shareholder approval of the expanded slate of Directors at the next Annual Shareholders Meeting.

The Company recently submitted a 510(k) pre-market application to the Food and Drug Administration ("FDA") in connection with additional improvements to its ColorMate(R) TLc-Bilitest (R) System. The Company has received a request for additional information from the FDA reviewer, to which it is in the process of preparing a response.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)

2.1 Agreement of Purchase and Sale, dated as of April 17,2000 (the "Purchase Agreement"), among the Company and the shareholders and certain noteholders of Gordon Acquisition Corp., as amended (incorporated by reference to Exhibits 2.1,2.2 2.3 and 2.4 to the Company's Current Report on Form 8-K filed June 19, 2000).

27.1                 Financial Data Schedule.

Reports on Form 8-K:

(b) The Company filed one Current report on Form 8-K on June 19, 2000, in which it disclosed the acquisition by the Company of Gordon Acquisition Corp., a manufacturer of cosmetics, hair care and other personal care products.

                                  EXHIBIT INDEX

Exhibit No.                     Document
-----------                     --------

2.1

                         Agreement of Purchase and Sale, dated as of April
                         17,2000 (the "Purchase Agreement"), among the Company and the shareholders and certain noteholders of Gordon
                         Acquisition Corp., as amended (incorporated by reference to Exhibits 2.1,2.2 2.3 and 2.4 to the Company's Current Report on Form 8-K filed June 19,
                         2000).

27.1                      Financial Data Schedule.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.



Date: August 18, 2000        By: /s/ Darby S. Macfarlane
                              ---------------------------
                               Darby S. Macfarlane
                               Chief Executive Officer

Date: August 18, 2000        By: /s/ Frank Marchese
                              ---------------------------
                               Frank Marchese
                               Chief Financial and Principal
                               Accounting Officer