Form 10-Q
period 2000-09-30
CHROMATICS COLOR SCIENCES INTERNATIONAL INC
filed 2000-11-14
CIK 892495

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED   SEPTEMBER 30, 2000

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
YES      NO N/A
   ---      ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 17,382,218.

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                         September 30, 2000  September 30, 2000   December 31, 1999
                                                         ------------------  ------------------   -----------------
                                                             (unaudited)        (unaudited)          (Note 1)
                                   ASSETS                                    (Proforma Note 11)
CURRENT ASSETS:
 Cash and equivalents                                        $  1,753,000      $  3,674,000        $  2,790,400
 Accounts receivable-net                                        1,051,500         1,051,500             842,300
 Inventories                                                    2,276,400         2,276,400           1,171,800
Prepaid expenses and other current assets                         241,200           241,200             129,200
                                                             ------------      ------------        ------------
 Total Current Assets                                           5,322,100         7,243,100           4,933,700

PROPERTY AND EQUIPMENT - NET                                    1,613,200         1,613,200             612,200
SOFTWARE DEVELOPMENT COSTS - NET                                  313,700           313,700             470,500
PATENT COSTS - NET                                              1,202,000         1,202,000             984,000
GOODWILL                                                        6,714,300         6,714,300                   -
OTHER AMORTIZABLE ASSETS - NET                                    454,500           454,500             455,400
OTHER ASSETS                                                    1,546,600         1,546,600             654,400
                                                             ------------      ------------        ------------
                                                             $ 17,166,400      $ 19,087,400        $  8,110,200
                                                             ============      ============        ============
 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Amounts payable to related party                            $          -      $          -        $    256,100
 Current portion of notes payable                                 396,600           396,600
 Due to Factor                                                     33,300            33,300
 Accounts payable and accrued expenses:
     Attorneys and accountants                                    466,300           466,300             394,600
     Consultants                                                   45,500            45,500             119,100
     Trade                                                      1,348,200         1,348,200             240,000
                                                             ------------      ------------        ------------
   Total Current Liabilities                                    2,289,900         2,289,900           1,009,800
                                                             ------------      ------------        ------------
LONG TERM DEBT:
 Notes payable, net of current portion                          2,665,800         2,665,800                   -
 Senior convertible debentures                                  5,000,000                 -           4,165,800
 Accrued interest on senior convertible debentures              1,020,800                 -             495,800
 Amounts payable for purchase of Gordon                           653,000                 -                   -
                                                             ------------      ------------        ------------
                                                                9,339,600         2,665,800           4,661,600
                                                             ------------      ------------        ------------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE STOCK:
 Redeemable Common Stock                                        2,815,000                 -                   -
 Redeemable Preferred Stock:
 Class A, Par Value $.01 per share:
    Authorized - 1,400,000 shares
    Issued and outstanding - 1,380,000 shares
    at par value and redemption value                              13,800            13,800              13,800
 Class B, series 2 and 3 Convertible Preferred
    Stock, No Par Value:
    Authorized - 10,000,000 shares
    Issued and outstanding - 65,000 and 40,000 shares in
    2000 and 1999, respectively - $115 redemption value         5,139,700                 -           2,928,700
                                                             ------------      ------------        ------------
                                                                7,968,500            13,800           2,942,500
                                                             ------------      ------------        ------------
SHAREHOLDERS' EQUITY (DEFICIENCY)
 Preferred Stock                                                        -        13,081,500                   -

 Common Stock, par value $.001 per share:
    Authorized - 50,000,000 shares
    Issued and outstanding - 17,382,218 (2000)
    and 15,539,117 (1999) shares                                   17,400            17,400              15,500
 Capital in excess of par value                                41,543,300        45,011,300          34,062,000
    Accumulated deficit                                       (43,992,300)      (43,992,300)        (34,581,200)
                                                             ------------      ------------        ------------
    Total Shareholders' Equity (Deficiency)                    (2,431,600)       14,117,900            (503,700)
                                                             ------------      ------------        ------------
                                                             $ 17,166,400      $ 19,087,400        $  8,110,200
                                                             ============      ============        ============

See accompanying notes to consolidated financial statements

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          Three Months Ended September 30,       Nine Months Ended September 30,
                                                          --------------------------------       -------------------------------
                                                            2000            1999                  2000                  1999
                                                            ----            ----                  ----                  ----
Revenues:
 Sales                                                 $ 1,724,000        $   362,100        $  2,429,900        $    362,100
 Other                                                         600                                    700                 600
                                                       -----------        -----------        ------------        ------------
                                                         1,724,600            362,100           2,430,600             362,700
                                                       -----------        -----------        ------------        ------------
COSTS AND EXPENSES:
 Cost of sales                                           1,394,800             46,300           1,908,200              46,300
 Sales, marketing and trade show costs                     496,400            568,400           1,667,100           1,770,300
 Medical regulatory expenses                               193,400            494,800             617,000             968,100
 Research and development                                  389,200            229,200           1,100,200             658,500
 Patent application costs                                   65,900             35,100             216,400              83,000
 Compensation costs relating to options granted
      to consultants (non cash)                            225,000            248,000             690,000             736,000
 General and administrative:
      Compensation - Officers and employees                523,500            177,800           1,080,500             563,900
      Consultants                                          162,500             78,400             394,300             229,400
      Legal fees                                           165,600            205,700             603,900             757,800
      Accounting fees                                       17,500              8,200             114,100              55,300
      Rent and storage                                      91,400             74,000             248,400             222,400
      Insurance                                             74,900             90,100             224,400             210,500
      Travel and entertainment                              46,400             68,600              93,500              85,100
      Repairs and maintenance                               40,800             30,500             123,100              86,200
      Depreciation and amortization                        265,900            138,800             610,300             196,700
      Payroll taxes                                         28,500             11,300              70,800              44,300
      Stock administrative fees                             11,600             37,100              65,800              80,800
      Public relations                                      49,300             49,800             162,000             150,800
      Amortization of Goodwill                              82,800                  -             113,800                   -
      Other                                                146,300             65,800             319,500             248,300
                                                       -----------        -----------        ------------        ------------
                                                         4,471,700          2,657,900          10,423,300           7,193,700
                                                       -----------        -----------        ------------        ------------
OPERATING LOSS                                          (2,747,100)        (2,295,800)         (7,992,700)         (6,831,000)
                                                       -----------        -----------        ------------        ------------
INTEREST INCOME (EXPENSE):
 Interest income                                            22,000             73,700             111,800             157,400
 Interest expense and non-cash financing costs            (298,200)          (923,700)         (1,530,200)         (2,443,500)
                                                       -----------        -----------        ------------        ------------
                                                          (276,200)          (850,000)         (1,418,400)         (2,286,100)
                                                       -----------        -----------        ------------        ------------
NET LOSS                                               $(3,023,300)       $(3,145,800)       $ (9,411,100)       $ (9,117,100)
                                                       ===========        ===========        ============        ============

NET LOSS TO COMMON STOCKHOLDERS:
NET LOSS                                               $(3,023,300)       $(3,145,800)       $ (9,411,100)       $ (9,117,100)
DEEMED DIVIDEND FOR CLASS B, SERIES 2 AND 3
 CONVERTIBLE PREFERRED STOCK                               278,000             66,300           1,259,000           1,341,300
                                                       -----------        -----------        ------------        ------------
NET LOSS TO COMMON SHAREHOLDERS                        $(3,301,300)       $(3,212,100)       $(10,670,100)       $(10,458,400)
                                                       ===========        ===========        ============        ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                     17,034,726         15,499,299          16,283,021          15,498,360
                                                       ===========        ===========        ============        ============
BASIC AND DILUTED LOSS PER SHARE                       $     (0.19)       $     (0.21)       $      (0.66)       $      (0.67)
                                                       ===========        ===========        ============        ============


See accompanying notes to consolidated financial statements

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (UNAUDITED)


                                                                Common Stock
                                                       ----------------------------
                                                         Number                           Capital
                                                        of Shares            Par        in Excess of       Accumulated
                                                      Outstanding           Value        Par Value          Deficit
                                                      -----------           -----        ---------          -------
Balances, December 31, 1999                            15,539,117      $     15,500     $ 34,062,000     $(34,581,200)

Nine Months Ended September 30, 2000:
 Net Loss                                                       -                 -                -       (9,411,100)

 Exercise of Stock options and
      warrants                                            162,880               200          377,500                -

 Conversion of Class B, convertible
      preferred stock into common
      shares                                              238,473               200        1,162,800

 Original issue discount on Class B,
      Convertible preferred stock (warrants
      and below market conversion price)                                                   1,495,000

 Deemed dividend on Class B,
      convertible preferred stock                                                         (1,259,000)

 Issuance of common stock - Gordon                        721,231               700        4,535,800


 Issuance of common stock - Other                         720,517               800          479,200

 Compensation cost relating to
      options granted to consultants                            -                 -          690,000                -
                                                       ----------      ------------     ------------     ------------

Balances, September 30, 2000                           17,382,218      $     17,400     $ 41,543,300     $(43,992,300)
                                                       ==========      ============     ============     ============


See accompanying notes to consolidated financial statements

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  Nine Months Ended September 30,
                                                                  -------------------------------
                                                                     2000               1999
                                                                     ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                         $(9,411,100)     $(9,117,100)
 Adjustments to reconcile net loss to net cash flows
      from operating activities:
 Depreciation and amortization                                        610,300          196,700
 Amortization of Goodwill                                             113,800                -
 Compensation cost relating to options granted to consultants         690,000          736,000
 Non-cash interest and financing costs                                834,200        1,732,100
 Changes in operating assets and liabilities:
      Accounts receivable                                             917,100         (246,200)
      Inventories                                                    (202,900)        (684,400)
      Prepaid expenses and other assets                              (185,000)         (29,000)
      Accrued interest on senior convertible debentures               525,000          320,800
      Accounts payable and accrued expenses                          (534,500)        (190,200)
                                                                  -----------      -----------
           Net cash flows from operating activities                (6,643,100)      (7,281,300)
                                                                  -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Software development costs                                                -          (81,400)
  Net cash used in investment in Gordon                              (803,800)               -
  Capitalized patent costs                                           (337,300)        (355,500)
  Purchase of property and equipment                                  (83,300)        (157,700)
                                                                  -----------      -----------
       Net cash flows from investing activities                    (1,224,400)        (594,600)
                                                                  -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock, net
      of related costs                                              3,672,700          371,300
 Proceeds (payments) of amounts payable to related party             (256,100)         (39,400)
 Proceeds from senior convertible debentures                                -        5,000,000
 Payments of notes payable                                           (696,500)               -
 Proceeds from note payable                                           500,000                -

 Net proceeds from the issuance of preferred stock and
      warrants, net of costs                                        3,610,000        3,727,400
                                                                  -----------      -----------
      Net cash flows from financing activities                      6,830,100        9,059,300
                                                                  -----------      -----------
NET CHANGE IN CASH AND EQUIVALENTS                                 (1,037,400)       1,183,400

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                           2,790,400        3,929,800
                                                                  -----------      -----------
CASH AND EQUIVALENTS, END OF PERIOD                               $ 1,753,000      $ 5,113,200
                                                                  ===========      ===========
SUPPLEMENTAL CASH FLOW INFORMATION
 Interest Paid                                                    $   140,000      $    59,000
                                                                  ===========      ===========
 Issuance of common stock and amount payable for
      purchase of Gordon stock                                    $ 5,189,500
                                                                  ===========
 Conversion of preferred stock into common stock                  $ 1,163,000
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

Operating Difficulties - Since 1989, the Company has incurred losses from operations and net cash outflows from operations. The Company expects to license its patents and proprietary technology, sell its equipment and market its related services and products to ultimately overcome these difficulties. In addition, the Company expects to increase the revenues of the newly-acquired company-Gordon to further overcome the above-mentioned difficulties.

The Company anticipates incurring continued operating expenses as it attempts to expand its marketing and sales activity, incur manufacturing expenses for the ColorMate(R) TLc-BiliTest(R) System and otherwise continues to implement its business plan, including the medical application involving the monitoring of newborn hyperbilirubinemia (infant jaundice). There can be no assurance the Company will not continue to incur such losses or will ever generate revenues at levels sufficient to support profitable operations.

The Company is currently taking steps to improve operating results. These steps include (but are not limited to) (i) working with its distributor to revise sales and marketing strategies as well as product improvements based on the initial launch of the products with the distributor, (ii) initiating a plan to significantly reduce operating costs and (iii) seeking additional equity financing to facilitate short-term liquidity and to further support and expand operations. If the Company is not able to successfully market its products and generate revenues, reduce costs and attract additional financing, at such point in time, it may have to significantly curtail and/or cease operations.

Note 3 - Agreement with Datex-Ohmeda, Inc. and its Ohmeda Medical Division

On June 7, 1999, the Company executed a renewable, five-year agreement with Datex-Ohmeda, Inc. and its Ohmeda Medical Division ("DO") pursuant to which the Company appointed DO as the exclusive distributor in the United States of the Company's ColorMate(R) TLc-BiliTest(R) System for noninvasive monitoring of hyperbilirubinemia in the hospital market, the non-consumer home healthcare market (in which the test is administered solely by a healthcare professional), the pediatrician office market and clinics within all such markets. The agreement also applies to the Company's disposable calibration standard (TLc-Lensette(TM)) that is used to calibrate each measurement taken by the ColorMate(R) TLc-BiliTest(R) System and provides that the company will share in the sales revenues for both products. Terms of the agreement include annual minimum market penetration performance standards and purchasing and placement of quantities for both the ColorMate(R) TLc-BiliTest(R) System and the TLc-Lensette(TM) calibration standard. Sales under the agreement commenced in July 1999. To date, the distribution partner has not achieved the annual minimum market penetration performance standards, nor has it purchased and placed the minimum quantities of the ColorMate(R) TLc-BiliTest(R) System and the TLc-Lensette(TM) calibration standards as set forth in the June 7, 1999 distribution agreement, as amended. The Company is currently working with DO on revising the sales and marketing strategies as well as product improvements based on the results of the initial launch of the products by DO.

Note 4 - Private Placements:

Class B series 2 convertible preferred stock:

On June 15, 1999, the Company completed a private placement of 40,000 shares of convertible preferred stock and warrants to purchase 220,690 shares of common stock to a private investor for aggregate proceeds of $4 million. The shares of Class B, Series 2 convertible preferred stock issued on that date (the "Series 2 Shares") are convertible into shares of the Company's Common Stock at a price of $4.68 per share, subject to adjustment for stock splits, combinations and similar recapitalizations affecting the Company's Common Stock and in certain circumstances including the issuance of shares of the Company's Common Stock. The Series 2 Shares were previously redeemable in cash for an amount equal to $115 per Series 2 Share on the third anniversary of the date of initial issuance if not sooner converted unless the Company elects in the Company's discretion to extend the redemption date to the fifth anniversary of the date of initial issuance. As a result of a capital restructuring program completed on October 31, 2000 (see note 9) the Series 2 Shares are no longer redeemable in cash. The Series 2 Shares are subject to mandatory conversion into shares of the Company's Common Stock at the Company's option at any time after December 15, 1999 if the average closing bid price of the Company's Common Stock for ten consecutive trading days equals or exceeds $7.02 per share. The Series 2 Shares are not entitled to any voting rights except as otherwise required by applicable law and are not entitled to any dividend rights unless the Company elects to extend the redemption date to the fifth anniversary of the date of initial issuance, in which case non-cash dividends (which increase the number of shares issuable upon redemption) would accrue at the rate of 8% from and after the third anniversary of the date of initial issuance which can only be paid in shares of the Company's Common Stock.

In addition to the Series 2 Shares on June 15, 1999 the Company also issued an aggregate of 220,690 warrants to purchase shares of the Company's Common Stock to the same private investor. An additional 50,000 warrants were issued to such investor as compensation for services rendered in connection with the placement of the Series 2 Shares. The warrants issued on that date have a five-year term unless sooner exercised. The warrants are exercisable for shares of the Company's Common Stock at a price of $4.68 per share, subject to adjustment in the same circumstances as the Series 2 Shares described above and are subject to mandatory exercise into shares of the Company's Common Stock at the Company's option at any time after December 15, 1999 if the average closing bid price of the Company's Common Stock measured over twenty consecutive trading days equals or exceeds $9.36.

The private placement has resulted in a deemed dividend charge of approximately $3.2 million, resulting from a below market conversion price of preferred stock ($1,154,000), a $15 per share redemption premium and other costs ($800,000) and the fair value (using Black Scholes method) of warrants issued in connection with the private placement ($1,275,000). Of this amount, approximately $1.6 million had been charged through December 1999, $.4 million has been charged in the nine months ended September 30, 2000 and $.6 million will be charged over the remaining redemption period. Of the original deemed dividend charge, $.6 million has been eliminated as a result of the conversion of preferred stock into common stock.

In the nine months ended September 30, 2000, 15,000 Series 2 Shares were converted into 238,473 shares of the Company's Common Stock.

Class B series 3 convertible preferred stock:

On February 11, 2000, the Company completed a private placement of 40,000 shares of convertible preferred stock to the above private investor for aggregate proceeds of $4 million. The shares of Class B Series 3 convertible preferred stock issued on that date (the "Series 3 Shares") are convertible into shares of the Company's Common Stock at a price of $4.68 per share, subject to adjustment for stock splits, combinations and similar recapitalizations affecting the Company's Common Stock and in certain circumstances including the issuance of shares of the Company's Common Stock. The Series 3 Shares were previously redeemable in cash for an amount equal to $115 per Series 3 Share on the third anniversary of the date of initial issuance if not sooner converted unless the company elects in the Company's discretion to extend the redemption date to the fifth anniversary of the date of initial issuance. As a result of a capital restructuring program completed on October 31, 2000 (see note 9), the Series 3 Shares are no longer redeemable in cash. The Series 3 Shares are subject to mandatory conversion into shares of the Company's Common Stock at the Company's option at any time after August 11, 2000 if the average closing bid price of the Company's Common Stock for ten consecutive trading days equals or exceeds $7.02 per share. The Series 3 Shares are not entitled to any voting rights except as otherwise required by applicable law and are not entitled to any dividend rights unless the Company elects to extend the redemption date to the fifth anniversary of the date of initial issuance, in which case non-cash dividends (which increase the number of shares issuable upon redemption) would accrue at the rate of 8% from and after the third anniversary of the date of initial issuance which can only be paid in shares of the Company's Common Stock.

In addition to the Series 3 Shares on February 11, 2000 the Company also issued an aggregate of 254,372 warrants to purchase shares of the Company's Common Stock to the same private investor. An additional 50,000 warrants were issued to such investor as compensation for services rendered in connection with the placement of the Series 3 Shares. The warrants issued on that date have a five-year term unless sooner exercised. The warrants are exercisable for shares of the Company's Common Stock at a price of $4.68 per share, subject to adjustment in the same circumstances as the Series 3 Shares described above and are subject to mandatory exercise into shares of the Company's Common Stock at the Company's option at any time after August 11, 2000 if the average closing bid price of the Company's Common Stock measured over twenty consecutive trading days equals or exceeds $9.36.

The private placement resulted in a deemed dividend charge of approximately $2.5 million, resulting from a below market conversion price of preferred stock ($445,000), a $15 per share redemption premium and other costs ($990,000) and the fair value (using the Black Scholes method) of warrants issued in connection with the private placement ($1,050,000). Of this amount, approximately $.9 million has been charged in the nine months ended September 30,2000 and $1.6 million will be charged over the remaining redemption period.

Note 5 - Acquisition:

On June 2, 2000, the Company acquired the Common Stock and certain debt of Gordon Laboratories, Inc. ("Gordon"), a privately held formulator and manufacturer of cosmetics, hair care and other personal care products. The acquisition was for a purchase price of $609,000 in cash and approximately 721,000 shares of The Company's Common Stock, valued for financial reporting purposes at $6.29 per share. the acquisition has been accounted for under the purchase method of accounting for business combinations. Accordingly, the consolidated financial statements include the results of operations of Gordon from the acquisition date. The excess of the purchase price over the assets acquired was approximately $7,700,000 of which $900,000 was classified as other assets such as favorable lease, formulae and employee retention which are all amortized on a straight-line basis over 5 years and the balance of approximately $6,800,000 has been classified as goodwill and is being amortized on a straight-line basis over 20 years.

In connection with the acquisition of Gordon, the Company includes in the consolidated financial statements the debt of Gordon which principally includes capital leases of Gordon and a five year note payable to a financial institution payable in monthly installments of approximately $55,000, with an annual interest rate of 12.25%.

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

                           Nine Months             Year
                           Ended                   Ended
                           September 30,2000       December 31, 1999
                           -----------------       -----------------
Total Revenues               $  4,918,600            $  7,767,000
Net Loss                     ($ 9,722,100)           ($13,270,000)
Net Loss Per Share           ($       .67)           ($       .91)


Note 6 - Segment Information:

With the above-mentioned acquisition of Gordon, the Company now operates under two business segments for financial reporting purposes. The Company identifies operating segments based on, among other things, the way that the Company's management organizes the components of the Company's business for purposes of allocating resources and assessing performance. Segment revenues are generated from the sale of CCSI Technologies ("CCSI") and the manufacturing of cosmetics, hair care and other personal care products ("Gordon"). The Company defines segment profit as operating income before amortization of goodwill, interest expense and income taxes. Summarized below are the Company's segment sales and income (loss) by reportable segments for the three and nine months ended September 30, 2000:

                                            CCSI           Gordon         Consolidated
                                        -----------       --------        ------------
 For The Three Months Ended
September 30, 2000:

Revenues                               $       600      $  1,724,000       $ 1,724,600
Segment Income (Loss)                 ($ 2,602,700)     $    (61,600)     ($ 2,664,300)
Amortization of Goodwill                                                   $    82,800
Net Interest Expense                                                       $   276,200
Loss Before Income Taxes                                                  ($ 3,023,300)

For the nine months ended
September 30, 2000:

Revenues                               $    80,400      $2,350,200         $ 2,430,600
Segment income (loss)                 ($ 7,841,700)     $ ( 37,200)       ($ 7,878,900)
Amortization of goodwill                                                   $   113,800
Net interest expense                                                       $ 1,418,400
Loss before income taxes                                                  ($ 9,411,100)

Segment Assets                         $  8,686,300     $  9,796,700       $18,483,000
Elimination of
Intercompany balances                                                      $ 1,316,600
Assets per balance sheet                                                   $17,166,400


Note 7 - Inventories:

Inventories consist of the following:

                                  September 30, 2000     December 31, 1999
                                     -------------       -----------------
Raw Materials                         $1,327,300            $  521,500
Work in process                          297,900
Finished Goods                           651,200               650,300
                                      ----------            ----------
                                      $2,276,400            $1,171,800
                                      ----------            ----------


Note 8 - New Equity financing:

On August 16, 2000, the Company sold 641,026 shares of its common stock to a private investor at a price per share of $4.68 for gross proceeds of $3,000,000, less fees and expenses ("first closing"). Additional shares of common stock may be sold to such investor ("second closing") for gross proceeds of $1,000,000 upon the effectiveness of a registration statement filed by the Company on behalf of such investor with the Securities and Exchange Commission for the above 641,026 shares and certain other conditions. In connection with the above transaction, the Company issued to the investor 150,000 warrants to purchase common stock at an exercise price of $5.26 per share with an additional 50,000 warrants to be issued at the second closing. Pursuant to the purchase agreement for the above transaction, the Company issued to the private investor an "Adjustable Warrant" pursuant to which the number of shares issuable upon the exercise thereof ("the Adjustable Warrant Shares") is based upon a formula involving closing bid prices of the common stock on certain future dates, as amended. Prior to the amendment of the purchasing agreement (see note 9), the private investor had the right to require the Company to repurchase for cash the shares and adjustable warrant shares issued to the private investor under certain defined conditions. Accordingly, at September 30, 2000 the Company recorded the net proceeds of $2,815,000 as redeemable common stock in the accompanying balance sheet.


Note 9 - Subsequent event - Capital restructuring program:

                               Transaction Summary

On October 11, 2000, the Company obtained commitments from three of its major investors, Millennium Partners, L.P. ("Millennium") (see note 8), LBI Group, Inc. ("Lehman")(see note 4) and the holders (the "Holders") of its 14% Senior Convertible Debentures, dated April 15, 1999 (the "Debentures"), to restructure the terms of their respective securities. The purpose of this restructuring was to assist the

Company in meeting the net tangible assets requirement for continued listing of its common stock (the "Common Stock"), on the Nasdaq Smallcap Market ("Nasdaq"). These commitments of the investors were subject to certain conditions, which were subsequently satisfied on October 31, 2000, including the Company's securing confirmation from Nasdaq of the Company's eligibility for continued listing on Nasdaq and the closing of a proposed additional financing with Crescent International Ltd. ("Crescent"), pursuant to which the Company would issue and sell to Crescent, and Crescent would purchase, shares of a newly-authorized series of preferred stock of the Company (the "Crescent Preferred") and a five-year warrant to purchase up to 270,000 shares of Common Stock at an exercise price equal to $1.00 per share, subject to adjustment in certain circumstances (the "Crescent Warrant"), for an aggregate purchase price of not less than $2,000,000 (see note 10 - "Crescent Financing"). In consideration of their agreements to restructure their respective securities, the Company agreed to issue to each of Lehman and the holders 200,000 five-year warrants to purchase shares of the Common Stock of the Company at an exercise price of $1.50 per share (the "New Lehman Warrants" and the "Holders' Warrants," respectively). The Company also agreed with the holders (i) not to incur or permit any future liens on any of its properties or assets, (ii) not to grant any security interests in its future revenues and (iii) not to consummate any future financings which contemplate the issuance of debentures by the Company.

                               Transaction Details

Pursuant to a letter agreement (the "Millennium Letter Agreement"), the Company and Millennium agreed to amend the Millennium Purchase Agreement and the Adjustable Warrant to delete any provision granting Millennium the right to require the Company to repurchase the Millennium Shares or redeem the Adjustable Warrant Shares, as the case may be, for cash except in the event that the Company (i) engages in a "Rule 13e-3 Transaction" (as defined in Rule 13e-3 under the Securities Exchange Act of 1934, as amended) or (ii) fails to file a request to accelerate the effectiveness of the registration statement covering the Millennium Shares and the shares underlying the warrants issued to Millennium promptly after securing confirmation from Nasdaq of the Company's eligibility for continued listing of the Common Stock on Nasdaq. The Company has satisfied this condition by filing such acceleration of effectiveness on November 3, 2000.

The Company and Millennium further agreed to amend the Adjustable Warrant (i) to reduce the number of dates (each, a "Vesting Date") upon which the number of shares to be issued upon the exercise of the Adjustable Warrant would be determined from three to two, (ii) to postpone the first Vesting Date thereunder (the "First Vesting Date") until March 31, 2001, at which time the number of shares to be issued thereunder would be determined based on an Adjustment Period Price of not less than $1.00 and (iii) to postpone the second Vesting Date thereunder (the "Second Vesting Date") until November 1, 2001, at which time the number of shares to be issued thereunder (in addition to the number of shares determined as of the First Vesting Date) would be determined based on an Adjustment Period price which would not be subject to a $1.00 minimum (as was the case on the First Vesting Date). The Company and Millennium also agreed (x) to amend that certain Registration Rights Agreement, dated as of August 16, 2000, to eliminate the provisions imposing monetary penalties upon the delisting of the Common Stock from Nasdaq, (y) to waive any events of default occurring prior to the execution of the Millennium Letter Agreement that would entitle Millennium to any monetary penalties from the Company and (z) to irrevocably waive its right to adjust the exercise price of the Adjustable Warrant or the number of Adjustable Warrant Shares as a result of the issuance of up to $4,000,000 of financing from the Crescent Preferred.

Lehman is the holder of (i) 25,000 shares of the Class B Series 2 Convertible Preferred Stock of the Company and 40,000 shares of the Class B Series 3 Convertible Preferred Stock of the Company (collectively, the "Lehman Preferred") and (ii) warrants (the "Lehman Warrants") to purchase Common Stock (see note 4). Pursuant to a Letter Agreement, the Company and Lehman agreed to amend those certain Preferred Stock Purchase Agreements, dated as of June 11, 1999 and February 11, 2000, respectively, to eliminate the provisions imposing monetary penalties in the event that the Common Stock is delisted from Nasdaq.

The Company and Lehman further agreed to amend the Certificate of Incorporation of the Company to delete any provision granting Lehman the right to require the Company to redeem the shares of Lehman Preferred for cash. Pursuant to such amendments the Company is now required to convert the shares of Lehman Preferred into Common Stock on the third anniversary of their respective issuance dates unless the Company elects, at its option, to extend the mandatory conversion date to the fifth anniversary of the respective issuance dates of the shares of Lehman Preferred. Lehman further agreed to waive its right to decrease the conversion price of the Lehman Preferred and the exercise price of the Lehman Warrants as a result of (i) the issuance of the Crescent Preferred and the Crescent Warrant on October 31, 2000 for aggregate proceeds of $2,000,000 or any future issuances of preferred stock or warrants to Crescent which do not exceed an additional aggregate purchase price of $2,000,000, (ii) the issuance of warrants to the company's Financial adviser in connection with the Crescent Financing, (iii) the issuance of the New Lehman Warrants and the Holders' Warrants and (iv) the determination on the First Vesting Date of the number of shares of Common Stock issuable with respect to the Adjustable Warrant. In addition, Lehman agreed (A) that the deemed exercise price (the "Deemed Exercise Price") with respect to the number of shares of Common Stock issuable pursuant to the Adjustable Warrant on the Second Vesting Date would be the greater of (i) $1.00 and (ii) the exercise price calculated in the manner set forth in that certain Letter Agreement, dated as of August 16, 2000, by and between the Company and Lehman, and (B) to waive its right to decrease the Conversion Price of the Lehman Preferred and the exercise price of the Lehman Warrants to a price which is less than the Deemed Exercise Price.

Pursuant to a letter agreement, the Company and the Holders agreed to convert the entire principal amount of the Debentures, and any accrued but unpaid interest thereon, into a newly-authorized series of convertible preferred stock of the Company (the "New Preferred"), effective October 31, 2000. Prior to their conversion, the Debentures had a principal face amount of $5,000,000, accrued but unpaid interest in the amount of $1,079,167 and were due on April 15, 2002. The Company and the Holders further agreed that (i) the New Preferred would be convertible into shares of Common Stock at a conversion price of $4.68 per share, subject to adjustment for stock splits, combinations and similar recapitalizations affecting the Common Stock, (ii) with respect to the distribution of assets on the liquidation, dissolution or winding up of the Company, the New Preferred shall rank senior and prior to all classes or series of capital stock of the Company issued prior thereto or thereafter issued, (iii) cumulative dividends would accrue on the New Preferred beginning on April 15, 2002 at a rate of 8% per annum (subject to increase to 11% per annum during any period in which such cumulative dividends are not currently paid), and (iv) the New Preferred would be subject to involuntary conversion into shares of Common Stock at the option of the Company at a conversion price of $4.68 per share if the average closing bid price of the Company's Common Stock for ten consecutive trading days exceeds $10.29. The Company also agreed with the Holders (i) not to incur or permit any future liens on any of its properties or assets, (ii) not to grant any security interests in its future revenues and (iii) not to consummate any future financings which contemplate the issuance of debentures by the Company.


Note 10 - Subsequent event - Crescent financing:


On October 31, 2000 the Company consummated a private placement of 200 shares of a new series of preferred stock, designated Class B Series 4 Convertible Preferred Stock, par value $.01 per share ("Series 4 Preferred Stock"), for an aggregate purchase price of $2,000,000. Pursuant to the Stock Purchase Agreement between the Company and Crescent International Ltd. (the "Purchaser"), the Company also issued to the Purchaser a warrant (the "Incentive Warrant"), the terms of which provide that the Purchaser has the right to acquire up to 270,000 shares of the Company's common stock at an exercise price equal to $1.00 per share, subject to adjustment in certain circumstances, for a five-year period.

The Series 4 Preferred Stock will, with respect to the distribution of assets on liquidation, dissolution or winding up of the Company, rank (i) senior and prior to the common stock of the Company and any other class or series of capital stock of the company hereafter issued, the terms of which specifically provide that shares of such class or series shall rank junior to shares of the Series 4 Preferred Stock, (ii) on parity with any other class or series of capital stock of the Company hereafter issued, the terms of which specifically provide that shares of such class or series shall rank on parity with shares of the Series 4 Preferred Stock, and (iii) junior to the Class A Preferred Stock and any other class or series of capital stock of the Company hereafter issued, the terms of which specifically provide that shares of such class or series shall rank senior to shares of the Series 4 Preferred Stock.

At any time after October 31, 2002, any or all of the outstanding shares of Series 4 Preferred Stock will, upon written request of the holders of a majority of the issued and outstanding shares thereof, be subject to redemption by the Company for either, at the option of the Company, (i) $12,000 in cash per share or (ii) the number of shares of common stock obtained by dividing $12,000 by the lower of $.82 and 92% of the average of the lowest three consecutive closing bid prices of the common stock during the 22 trading day period immediately preceding the date that redemption is requested. In addition, subject to certain adjustments, each share of the Series 4 Preferred Stock will be convertible at any time at the option of the holder thereof into the number of shares of common stock determined by dividing $10,000 by the lower of $.82 and 92% of the average of the lowest three consecutive closing bid prices of the common stock during the 22 trading day period immediately preceding the date that conversion is requested. The holders of shares of Series 4 Preferred Stock will have no voting rights and, if the Company fails to deliver certificates for shares of common stock upon redemption or conversion of the Series 4 Preferred Stock, will receive dividends at a rate of 8.0% per annum, payable in cash in quarterly installments.

Pursuant to a Registration Rights Agreement between the Company and the Purchaser, the Company has agreed to prepare and file a registration statement covering the resale of the shares of common stock issuable upon the conversion of the Series 4 Preferred Stock and the exercise of the Incentive Warrant and to keep the registration statement effective until 180 days after the later of the date that the exercise period expires for the Incentive Warrant (if it has not been exercised in full) and the date that all registrable securities issued or issuable to the Purchaser pursuant to the stock purchase agreement may be sold by the Purchaser without registration and without any time, volume or manner limitations pursuant to Rule 144(k) under the Securities Act.


Note 11 - Pro-forma financial information:

The Company has presented a pro-forma balance sheet reflecting the transactions contained in notes 9 and 10 and the conversion of the amount payable for the purchase of Gordon to common stock (see note 5) as if the transactions occurred on September 30, 2000. the pro-forma entries are as follows:

     - The conversion of $6,020,800 of Debentures and accrued interest thereon into a new Class B, series 5 convertible preferred stock which increases Stockholders' Equity by $6,020,800.

     - The elimination of the cash redemption feature of the Class B, series 2 and 3 Convertible Preferred Stock which increases Stockholders' Equity by $5,139,700.

     - The elimination of the requirement to allow the purchaser of a new equity financing (see note 8) to require the Company to repurchase the shares and adjustable warrant shares. the elimination of this provision increases Stockholders' Equity by $2,815,000.

     - The issuance of a new Convertible Preferred Stock Class B, Series 4 ("Crescent financing" - see note 10) which increases cash and Stockholders' Equity by $1,921,000 ($2,000,000 Crescent financing less fees and expenses).

     - The conversion of the amount payable for the purchase of Gordon into Common Stock as per the terms of the purchase agreement with Gordon. This pro-forma adjustment reduces long-term debt and increases Stockholders' Equity by $653,000.


The above transactions are reflected in the pro-forma balance sheet as an increase in Stockholders' Equity of $16,549,500. Future Income Statements will reflect the reduction of $700,000 of interest expense (on an annual basis) as a result of the reclassification of the debentures as discussed in note 9. In addition, the Company will record a "deemed dividend" with respect to the above transactions in connection with the issuance of warrants which will have no effect on the Company's future reported Net Income or Stockholders' Equity. The deemed dividend will increase the loss per share for an amount the Company believes will be immaterial.

Based on the above pro-forma entries, the Company calculates "net tangible assets", for purposes of NASDAQ, at $7,403,600, which is in excess of the $2,000,000 required by the NASDAQ smallcap rules for continued listing. The Company has estimated its results from operations for the month of October 2000, based on the third quarter historical loss and continues to exceed the NASDAQ smallcap requirement as of October 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company incurred net losses of $3,023,300 and $3,145,800 for the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, the Company incurred net losses of $9,411,100 and $9,117,100, respectively.

Revenues for the three months ended September 30, 2000 were $1,724,600 as compared to $362,100 for the three months ended September 30, 1999. the increased revenues are a result of the acquisition of Gordon Laboratories, Inc. ("Gordon"). The revenues of Gordon are included in the consolidated financial statements of the Company from the date of acquisition (June 2, 2000) through September 30, 2000. Revenues for the nine months ended September 30, 2000 were $2,430,600 as compared to $362,700 for the nine months ended September 30, 1999. The increased revenues for the nine months ended September 30, 2000 are a result of the above-mentioned acquisition of Gordon.

Cost of sales was $1,394,800 or 81% of sales for the three months ended September 30, 2000 and $1,908,200 or 78.5% of sales for the nine months ended September 30, 2000. These amounts relate to the cost of sales for Gordon.

Research and development costs were $389,200 for the three months ended September 30, 2000 as compared to $229,200 for the three months ended September 30, 1999. the increase in research and development costs in the current period is primarily a result of the continuing implementation of the Company's long-term business plan to seek commercial applications of its intellectual properties and technologies. Research and development costs were $1,100,200 for the nine months ended September 30, 2000 as compared to $658,500 for the nine months ended September 30, 1999. The increased research and development costs for the nine months ended September 30, 2000 are primarily a result of the above-mentioned continued implementation of the Company's long-term business plan.

Compensation - Officers and employees were $523,500 for the three months ended September 30, 2000 as compared to $177,800 for the three months ended September 30, 1999. The increase in these costs in the current period is a result of the Company now including the compensation of officers and employees due to the acquisition of Gordon and the addition of executive and senior level personnel to implement the Company's business plan. Compensation - Officers and employees were $1,080,500 for the nine months ended September 30, 2000 as compared to $563,900 for the nine months ended September 30, 1999 due to the above-mentioned acquisition of Gordon and the addition of senior level executives.

Total General and administrative costs for the three months ended September 30, 2000 were $1,707,000 as compared to $1,036,100 in the prior period and the total General and administrative costs for the nine months ended September 30, 2000 were $4,224,400 as compared to $2,931,500 in the prior period. The increase in total General and administrative costs over the prior period results from the acquisition of Gordon, which were not in the prior period. In addition, the increase versus the prior period is a result of the above-mentioned increase in Compensation costs as the Company added executive and senior level employees to implement its business plan, an increase in depreciation and amortization costs and amortization of goodwill due to the new acquisition of Gordon.

Interest expense and non-cash financing costs were $298,200 in the three months ended September 30, 2000 as compared to $923,700 in the prior period. The decrease is mainly due to the reduction in the amortization of original issue discount on the senior convertible debentures, partially offset by the increase in interest expense due to the acquisition of Gordon. Interest expense and non-cash financing costs were $1,530,200 in the nine months ended September 30, 2000 as compared to $2,443,500 in the prior period. The decrease is a result of the above-mentioned reduction in original issue discount, partially offset by the increase in interest expense due to the acquisition of Gordon.

Deemed dividend for the Class B, series 2 and 3 convertible preferred stock was $278,000 in the three months ended September 30, 2000 as compared to $66,300 in the prior period. The increase is mainly due to the amortization of the new series 3 preferred stock in 2000 which was not issued in 1999. Deemed dividend for the Class B, series 2 and 3 convertible preferred stock was $1,259,000 in the nine months ended September 30, 2000 as compared to $1,341,300 in the prior period.

The Company anticipates that it will continue to incur costs and expenses in connection with FDA manufacturing and other regulations, state regulatory requirements and foreign market clearances and other requirements. In addition, the Company expects to continue to incur expenses relating to manufacturing expenses, products liability insurance, legal and regulatory compliance, including QSR/GMP quality system substantial compliance, as well as research and development for improved commercial products and for new potential applications and marketing expenses for implementation of the next phase of its efforts to successfully commercialize the medical application of its technology.
The Company anticipates higher compensation expenses in connection with increased hiring of executives and staff. The Company will also incur additional expenses implementing additional testing and clinical trials of its technologies for the possible monitoring of other chromogenic diseases.

The Company anticipates that it will continue to incur net losses for the foreseeable future as increased expenses are incurred in implementing its long-term business plan.

LIQUIDITY AND CAPITAL RESOURCES

Current assets increased to $5,322,100 at September 30,2000 as compared to $4,933,700 at December 31,1999. This increase is primarily attributable to an increase in inventories due to the acquisition of Gordon partially offset by a decrease in cash and equivalents.

As indicated in the Company's consolidated Statements of Cash Flows, the Company continued to experience significant negative net cash flows from operating and investing activities. The 2000 net cash outflows from operating activities is primarily attributable to the Company's net loss (partially offset by depreciation and amortization expense, non-cash compensation costs to consultants, non-cash interest and financing costs and collections of accounts receivable.)

Cash outflows from investing activities are primarily attributable to the net cash used in the purchase of Gordon. Cash flows from financing activities during 2000 principally represent $7,282,700 of proceeds from the issuance of common stock, preferred stock and warrants, partially offset by the repayment of Gordon debt.

The Company's primary source of liquidity in 2000 was the net proceeds from the private placement of convertible preferred stock totaling $3,610,000, the issuance of common stock for net proceeds of $3,672,700, and the issuance of a new series of preferred stock for gross proceeds of $2,000,000 issued subsequent to September 30, 2000. The Company anticipates incurring continued expenditures related to manufacturing expenses, parts order, insurance, regulatory compliance and staffing as production and distribution continues. In addition to the equity financing and Capital Restructuring discussed in Note 9 to the financial statements, the Company intends to seek additional debt or equity financing to facilitate short-term liquidity and to further support and expand its operations, work with its distributor to revise sales and marketing strategies and product improvements and initiate a plan to significantly reduce operating costs.

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

                 -----------------------------------------------


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

See notes 8,9 and 10 and the Company's Form 8 - K's filed November 3, 2000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.



The Company recently submitted a 510(k) pre-market application to the Food and Drug Administration ("FDA") in connection with additional improvements to its ColorMate(R) TLc-BiliTest(R) System. The Company has received a request for additional information from the FDA reviewer, to which it is in the process of preparing a response.

The American Medical Association has issued a new current procedural terminology (CPT(TM)) Code for use with the Company's ColorMate(R) TLc-BiliTest(R) System. The new code will not go into effect until January 1, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)

27.1                 Financial Data Schedule.

REPORTS ON FORM 8-K:

On August 18, 2000, the Company filed a Form 8-k/A relative to the acquisition of Gordon. On September 1, 2000, the Company filed a Form 8-K pertaining to the private financing with Millennium.

                                  EXHIBIT INDEX

EXHIBIT NO.                     DOCUMENT
-----------                     --------
27.1                      Financial Data Schedule.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.



Date: November 14, 2000        By: /s/ Darby S. Macfarlane
                              ---------------------------
                               Darby S. Macfarlane
                               Chairman

Date: November 14, 2000        By: /s/ Frank Marchese
                              ---------------------------
                               Frank Marchese
                               Chief Financial and Principal
                               Accounting Officer