Form 10-K
period 2000-12-31
CHROMATICS COLOR SCIENCES INTERNATIONAL INC
filed 2001-04-17
CIK 892495

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

  [ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000

                                       or

  [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________ to _______________

                         Commission file number 0-21168

                  CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          NEW YORK                                         13-3253392
--------------------------------        ----------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

5 East 80th Street, New York, New York                                10021
-----------------------------------------                    -------------------
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

     Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes___X___ No_____

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

     As of March 22, 2001, 19,033,308 shares of Common Stock, par value $0.001 per share (the "Common Stock") of the registrant were outstanding and the aggregate market value of the voting stock (computed based on the average of the last bid and asked price on such date) held by non-affiliates was approximately
$1,631,000.

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
BELOW AT PAGES 25 TO 28, WHICH COULD CAUSE ACTUAL EVENTS OR THE ACTUAL FUTURE
RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT.
SUCH RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS, THE SUCCESSFUL
RESOLUTION OF THE COMPANY'S CURRENT LIQUIDITY CRISIS, THE COMPANY'S ABILITY TO
OBTAIN IMMEDIATE ADDITIONAL FINANCING TO CONTINUE OPERATIONS, THE COMPANY'S
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

The Company has developed a ColorMate(Registered Trademark) device to measure the incremental change of the yellow content of the skin color in newborns to monitor newborn bilirubinemia (infant jaundice) (defined as bilirubin levels or infant jaundice in a range above that which would be considered average in a newborn). On July 30, 1997 the Company received U.S. Food and Drug
Administration ("FDA") clearance for commercial marketing of the
ColorMate(Registered Trademark) device for non- invasive monitoring of newborn bilirubinemia (infant jaundice) in infants by healthcare professionals in the hospital, institutional, pediatricians' office or home setting (the
"ColorMate(Registered Trademark) TLc- BiliTest(Registered Trademark)
System").office or home setting (the "ColorMate(Registered Trademark) TLc-
BiliTest(Registered Trademark) System").

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
The Company believes that potentially the ColorMate(Registered Trademark)
TLc-BiliTest(Registered Trademark) System could significantly reduce the number of invasive blood tests in monitoring newborn jaundice.

Prior to marketing the ColorMate(Registered Trademark) TLc-BiliTest(Registered
Trademark) System, the Company's activities principally involved licensing the
Intellectual Properties, leasing the ColorMate(Registered Trademark) System and marketing its own line of precisely color coordinated proprietary cosmetics ("My
Colors by Chromatics (Registered Trademark)") and proprietary color charts and material swatchpacks (collectively, the "Beauty Aid Products") in the cosmetics, hair color, beauty aid and fashion industries (i) in a national sales program with Avon Products, Inc. and in limited test markets with Clairol, Inc. and
Hanes Hosiery, Inc. (all conducted prior to June 1991), (ii) under a product development agreement with Gordon Laboratories, Inc. ("Gordon") and (iii) under a license and lease agreement with Nordstrom, Inc. ("Nordstrom"). Presently, as the result of its efforts to attempt to successfully market commercially the
ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System for
medical application, the Company has not initiated any new relationships to distribute its Beauty-Aid Products. However, the Company's new business plan includes renewing its efforts for commercial distribution of its Beauty-Aid
Products, and the Company has recently introduced a prototype of a new hand held
LED ColorMate(Registered Trademark) device described below, to a number of potential customers in the Beauty Industry (See below). The Company will require substantial additional capital and completion of the LED instrument currently in
Research and Development for mass-manufacturing to commence it's business plan for this application.

CURRENT PRODUCTS

The Company has developed the ColorMate(Registered Trademark)
TLc-BiliTest(Registered Trademark) System for monitoring newborn infant jaundice in infants of all races, including when under phototherapy. This device uses a color measurement instrument in combination with certain apertures, calibration systems, accessories and software which have been developed by the Company for this specific medical application. The ColorMate (Registered Trademark)
TLc-BiliTest(Registered Trademark) System received FDA clearance for use in monitoring newborn infant jaundice by measuring the color of the skin of the newborn and periodically monitoring incremental changes in the skin color. The legally marketable device includes the ColorMate(Registered Trademark) device for monitoring newborn infant jaundice when operated using external power sources with a computer and printer, and when operated as a battery- operated, hand-held, computer assisted device. (This device together with the Company's disposable calibration components is hereafter referred to as the
"ColorMate(Registered Trademark) TLc- BiliTest(Registered Trademark) System.")
The ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System is
a proprietary color measurement system containing a light source and optical filters. Color measurements are obtained from an infant by placing the
ColorMate(Registered Trademark) TLc- BiliTest(Registered Trademark) System on
different physical sites of the newborn for five to ten seconds. Accuracy of the color measurements is ensured by the TLc-Lensette(Trademark), proprietary disposable color-calibration and verification standards consisting of a device containing a dye deposit specially colored and treated paper, which is used prior to each baby's measurement. Each color measurement of the skin is analyzed by the Company's proprietary technology to provide an estimate in milligrams per deciliter (the laboratory scale used for blood serum tests) correlating to the newborn's serum bilirubin concentration within a clinically useful range.

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

The Company has also developed a low-cost Light Emitting Diode (LED) instrument that adapts its Intellectual Properties to the beauty industry. The LED instrument uses inexpensive Light Emitting Diodes technology to measure color as opposed to other competitive instruments that use conventional color measurement systems with more expensive technology. The Company plans to market the LED instrument to brand marketers in the Beauty Aid industry who will use the device to provide their customers with a compatible skin tone match or corrective skin tone match for their foundation makeup and compatible color cosmetics such as lipstick, eyeshadow or blush.

The Company recently commenced its first mass manufacturing effort of the LED device, however initial testing of the first products demonstrated further research and development was required to provide certain additional specifications for the light emitting diodes when ordering and assembling large batches of these pars and manufacturing for commercial use.

In June 2000 the Company acquired an 85% equity interest in Gordon Laboratories,
Inc., ("Gordon") a Carson City, California based formulator and manufacturer of cosmetic, hair care and other personal care products, for approximately $5.5 million in cash and shares of Common Stock and the Company is obligated to acquire the 15% minority interest in Gordon by June 2001. Gordon formulates and manufactures a variety of quality skin care, hair care, fragrance and liquid products as well as cosmeceuticals and over-the-counter products such as sunscreens, ointments, sports creams and sprays. Gordon's customer base consists of leading brand marketers, major mass merchandisers and direct-sale marketers.
In connection with the acquisition of Gordon, Brian T. Fitzpatrick, the former
Chairman, President and Chief Executive Officer of Gordon, was named President and Chief Operating Officer of the Company.

In August 2000 Mr. Fitzpatrick was named Acting Chief Executive Officer of the
Company and a director of the Company.

As Gordon is a subsidiary of the Company and a separate business, Gordon is discussed in a separate section herein (see Gordon Laboratories General
Discussion)

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
System for noninvasive monitoring of bilirubin (infant jaundice) in the hospital market, the non-consumer home healthcare market (in which the test is administered solely by a healthcare professional), the pediatrician office market and clinics within all such markets. The agreement also applies to the
Company's TLc-Lensette (Trademark) disposable standards that are used to calibrate measurements taken by the ColorMate (Registered Trademark)
TLc-BiliTest (Registered Trademark) System. The terms of the agreement provide for minimum purchases of ColorMate (Registered Trademark) System units and
TLc-Lensette (Trademark) disposable color-calibration and verification standards for the term of the agreement. There are no financial penalties for failure to meet these minimum levels. However, the Company has the option to terminate the agreement if these minimums are not met. As of April 16, 2001, DO had not achieved the minimum performance requirements set forth in the agreement and the
Company is currently in negotiations with DO regarding the terms of the agreement.

Following the marketing launch of the ColorMate(Registered Trademark)
TLc-BiliTest(Registered Trademark) System by DO in February 2000, the Company
experienced a slower than expected hospital evaluation process for the non-invasive technology, a reality not uncommon to other medical devices that attempt to become the standard of care. The Company discovered that the hospital market was taking longer to evaluate the device, which impacted its near term revenue stream. The Company also encountered the widespread medical practice related to the early discharge of infants, which is moving the larger market potential to the pediatrician offices and home healthcare markets. The Company further discovered that while healthcare professionals are certainly interested in non-invasive devices for babies, establishing new protocols for the treatment of infantile jaundice requires continual education and medically sponsored awareness campaigns. The Company also received feedback that its monitoring device would require additional redesign and modifications to accommodate the busier hospital environment. In cooperation with our distributor, Ohmeda
Medical, the Company is working to address these issues and plans to redesign, modify and reevaluate the product and

explore renegotiation of the terms and conditions of the Distribution Agreement with DO. Finally, another key issue to the acceptance of the
ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System was
the fact that a CPT (Current Procedural Terminology) code did not exist for a non-invasive procedure. Healthcare providers use CPT codes extensively for reporting medical procedures and services for administrative management and insurance reimbursement. This past November a CPT code was issued for non-invasive testing for bilirubin effective January 1, 2001. The new code that is listed in CPT 2001 is 88400 bilirubin, total transcutaneous. Healthcare providers use the CPT codes when reporting medical procedures and services under public and private health insurance programs, and for administrative management in claims processing and developing guidelines for medical care review according to the AMA.

As a result of the disappointing results achieved to date in pursuing the
Company's business strategy through the distribution agreement with DO and the limited financial resources of the Company, the Company's current objective with regard to its medical business is to either arrive at acceptable revised terms of our existing agreement with DO or to identify a strategic partner in the medical industry to whom the Company could sell, for an up-front fee and ongoing royalty, the exclusive market rights to the ColorMate(Registered Trademark)
TLc-BiliTest(Registered Trademark) System. There can be no assurance that the
Company will be able to successfully renegotiate its distribution agreement with
DO or identify such a strategic partner or to negotiate and consummate such a sale.

Due to the problems addressed above, revenues from the sale of the
ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System were minimal in 2000.

REGULATORY CLEARANCES

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

Following a physician's examination of a newborn within the first hours of birth, newborn babies would be measured initially and monitored periodically by the ColorMate(Registered Trademark) TLc- BiliTest(Registered Trademark) System
for incremental changes in the yellow content of their skin color. Because the
ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System can
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

Since receiving FDA marketing clearance in the United States, the Company has undertaken the procedures to obtain required international regulatory clearances for its ColorMate(Registered Trademark) TLc- BiliTest(Registered Trademark)
System. In March 1999, the Company received ISO-9001 and EN46001 certifications, signifying that the Company's New York facility meets important international quality standards for product design and development, manufacturing, servicing and distribution. In April 1999, the Company also was granted permission by the
European Union (EU) notified body, TUV Essen, to affix the CE Mark to its
ColorMate(Registered) TLc-BiliTest(Registered Trademark) System.

MANUFACTURING

One element of the Company's business strategy is to outsource the production of the components and final assembly of the ColorMate(Registered Trademark)
TLc-BiliTest(Registered Trademark) System and its TLc-Lensette(Trademark)
disposable calibration and verification standards to third-party manufacturers.
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

In February 1999, the first manufacturing run of the Company's
ColorMate(Registered Trademark) TLc- BiliTest(Registered Trademark) System
(under the FDA's QSR as well as ISO-9001/EN46001 manufacturing regulatory requirements) for monitoring newborn jaundice was completed by Nova Biomedical.
The Company commenced shipping the ColorMate(Registered Trademark) TLc-
BiliTest(Registered Trademark) System to those hospitals having placed purchase orders for the systems under a limited time price offer which allowed the hospitals to obtain the device and evaluate its performance during a trial period. The Company also began in-servicing at hospitals and with physicians who placed initial orders. In the fourth quarter of 1999 the Company delivered the first 500 commercial units purchased by DO. Sales in the year 2000 were less than $100,000 under this distribution agreement and the Company is pursuing alternative business strategies at this time.

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

To the extent the Company successfully markets the ColorMate(Registered
Trademark) TLc- BiliTest(Registered Trademark) System for medical application, the Company will use the nonproprietary and proprietary components of a portion of the existing ColorMate(Registered Trademark) units in its possession for the production of a limited number of such devices under the FDA's QSR and ISO-
9001/EN46001 for early stage marketing and sales efforts and for commercial use.

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
Additional U.S. Patents were granted to the Company in 2000,  namely U.S. Patent
No. 6,067,504 (expiring in 2014) entitled "Method For Correctly Identifying Hair
Color" and U.S. Patents Nos. 6,128,516  (expiring in 2014),  6,129,644 (expiring in 2014) and 6,157,445 (expiring in 2009) all entitled "Method and Apparatus For
Detecting and Measuring  Conditions  Affecting Color". The Company has developed intellectual property rights in color analysis,  calibration and verification in a number of fields including medical, biological, dental, cosmetic and materials testing. The intellectual  property rights include trade secrets, know how and 6 pending  United  States patent  applications.  The Company also has filed patent applications in a number of foreign jurisdictions which correspond,  at least in part,  to the  Company's  United  States  patents.  The Company has been granted
European Patent No. 0446512 entitled "Method for Selecting  Personal  Compatible
Colors." That European patent has been nationalized in Austria, Belgium, France,
Germany, Great Britain, Hong Kong, Italy,  Luxembourg,  The Netherlands,  Spain,
Sweden,  Switzerland  and  Liechtenstein.   The  Company  also  has  Australian,
Canadian,  Korean and Mexican  patents  corresponding,  at least in part, to its
U.S.   Patent  No.   4,909,632,   Australian.   Taiwanese  and  Korean   patents
corresponding,  at least  in  part,  to its U.S.  Patent  No.  5,313,267  and an
Australian  Patent, a Singapore patent and two Taiwanese patents  corresponding, at least in part, to its U.S. Patent No. 5,671,735 (collectively,  together with the United States patents, the "Patents").

The proprietary information claimed by the Patents includes, among other things:
(i) a method of detecting a medical condition that involves a symptomatic, detectable change in a test subject's skin coloration, such as a method for monitoring newborn bilirubinemia (infant jaundice) in an infant test subject,
(ii) a method and instrument for identifying skin color and categories of individuals, (iii) a method of determining color

compatibility of an individual's skin with non-skin matter and (iv) a method of assigning a skin color compatibility classification to non-skin matter and color charts and sample assemblages made by that method. Proprietary information claimed by the Patents is incorporated in the proprietary software and measurement system used in the ColorMate(Registered Trademark) units. Although many of the individual hardware components of the ColorMate(Registered
Trademark) System and the ColorMate(Registered Trademark) TLc-BiliTest
(Registered Trademark) System are public and not proprietary to the Company, the color measurement system is manufactured to proprietary specifications of the
Company and when those individual hardware components are assembled in conjunction with the Company's proprietary software they form the
ColorMate(Registered Trademark) System and the ColorMate(Registered Trademark)
TLc-BiliTest (Registered Trademark) System, the operation of which is covered by the claims of the Company's patents. The Company's TLc-Lensette (Trademark)
disposable color-calibration and verification standard is entirely proprietary to the Company because the proprietary color formulation used is uniquely capable of effectively calibrating the ColorMate(Registered Trademark) TLc-
BiliTest(Registered Trademark) system for use on human skin colors.

The Company has registered its trademarks COLORMATE, MY COLORS BY CHROMATICS,
TLC- BILITEST and the Baby Face Design in the United States Patent and Trademark
Office ("USPTO"). The Company believes it also has established common law rights in the following marks: CCBRC, SITE FLAG, TLC, TLC BILI, TLC-LENSETTE, TLC
LENSPAK, TLC SOFT AND TLC TOUCH and has filed applications with the USPTO to register the following marks: CCBRC, SITE FLAG and TLC BILI, TLC-LENSETTE, TLC
SOFT and TLC TOUCH. Further, the Company believes it has copyright protection for all of the software used in the ColorMate(Registered Trademark) System and the ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System.
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

COMPETITION

The medical device industry in general is intensely competitive. Now that the
Company is attempting to market and distribute its ColorMate(Registered
Trademark) TLc-BiliTest(Registered Trademark) System for monitoring newborn infant jaundice in the United States, the Company will compete with other providers of infant jaundice diagnostic and monitoring products.

As the Company implements its business plan to further commercialize the medical application for its Intellectual Properties, it will be in a field characterized by rapidly changing technology, intense competition and extensive research and development. The Company will be competing with established companies which have greater financial, technical, manufacturing, marketing, research and development and management resources, including with respect to the monitoring of infant jaundice, companies such as Minolta Co., Ltd. ("Minolta"), Air Shields,
Respironics, Inc. ("Respironics"), which acquired Healthdyne Technologies, Inc.
("Healthdyne"), and SpectRx, Inc. ("SpectRx"), among others. In addition, the invasive laboratory blood test detection methods currently in use for bilirubin infant jaundice, have already achieved acceptance by and are in widespread use in the medical community, unlike the Company's proposed method. See "Risk
Factors."

The Company believes that Minolta developed and Air Shields markets a screening device, the Minolta Jaundice Meter, to measure the amount of bilirubin in the skin of a newborn infant to determine whether a

serum bilirubin measurement is required. The Company believes that the measurements obtained by the Minolta device, unlike the ColorMate(Registered
Trademark) TLc-BiliTest(Registered Trademark) System, are not used when the infant is being treated by phototherapy for hyperbilirubinemia, and are affected by the infant's race and skin color, which the Company believes significantly limits its use in a heterogeneous population. As a result, the Company believes that the Minolta device is in limited use in the United States and that it is not used at all for infants who are receiving phototherapy. There can be no assurance that Minolta will not effect improvements to its device in the future to overcome these apparent limitations. See "Risk Factors."

Based on public filings, the Company believes that in June 1996, SpectRx entered into a collaborative arrangement with Respironics in which Respironics was responsible for regulatory clearance and sales of SpectRx's device for infant jaundice analysis in the United States and Canada. Based on these filings
SpectRx's infant jaundice device is intended to be a hand-held instrument, which incorporates a microspectrometer to collect spectroscopic information from the infant's skin. In February 1999, SpectRx announced that it had obtained 510(k)
clearance for its device and that it would commence U.S. marketing of its device shortly. SpectRx also announced that during the third quarter of 1998 it entered into a distribution agreement with Atom Medical Corporation for distribution of the company's infant jaundice product in Japan, pending regulatory clearance from Japan's Ministry of Health and Welfare. Also, during the third quarter of
1998 SpectRx announced receipt of regulatory clearance to market its infant jaundice product in Canada and shipments to Respironics for sale in Canada commenced in the same quarter. The Spectrx infant jaundice device was recently given FDA clearance for commercial marketing for babies under phototherapy. See
"Risk Factors."

The Company's success depends in large part on the acceptance by the medical community of the Company's new technology. There can be no assurance that the
ColorMate(Registered Trademark) TLc- BiliTest(Registered Trademark) System will effectively compete with any currently used systems. Furthermore, many of the
Company's competitors have substantially greater financial, research, technical, manufacturing, marketing and distribution resources than the Company and have greater name recognition and lengthier operating histories in the health care industry. There can be no assurance that the Company will be able to effectively compete against these and other competitors, including those competitors who intend to promote their versions of non-invasive devices. Furthermore, there can be no assurance that the Company's competitors will not succeed in developing, during commercialization of the Company's products, devices and technologies that permit more efficient, less expensive non-invasive analysis of bilirubin
(infant jaundice). It is also possible that one or more pharmaceutical or other health care companies will develop therapeutic drugs, treatments or other products that will substantially reduce the prevalence of infant jaundice or otherwise render the Company's products obsolete. Such competition could have a material adverse effect on the Company's business, financial condition and results of operation.

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

Although the Company has received FDA clearance on its ColorMate(Registered
Trademark)TLc- BiliTest(Registered Trademark) System pursuant to a "substantial equivalence" determination order, in the form of a letter dated July 24, 1997 from the FDA's CDRH, authorizing the Company to commercially distribute its device for monitoring newborn infant jaundice by healthcare professionals in the
United States, the Company also must comply with the other applicable statutes enforced, and applicable rules and regulations promulgated, by the FDA, in order to legally market the device. The "substantial equivalence" order states that the Company must comply with the medical device general controls, e.g., device establishment registration, medical device listing, good manufacturing practices
(QSR requirements), medical device reporting, labeling requirements, and the statutory prohibitions against adulteration and misbranding. In June 2000 the
Company submitted a second 510(k) submission to FDA for clearance of further upgrades and modifications to the ColorMate(Registered
Trademark)TLc-BiliTest(Registered Trademark) System. The Company received a request from the FDA for more information regarding this submission, including a request for submission of post market hospital evaluation data in support of its claims for use of the ColorMate(Registered Trademark)TLc-BiliTest(Registered
Trademark) system for patients undergoing phototherapy. The Company is currently preparing these responses for submission.

The process of obtaining marketing clearance or approval for medical products from the FDA can be costly and time consuming, and there can be no assurance that such required clearance or approval will be granted for the Company's products on a timely basis, if at all, or that FDA review will not involve delays that would adversely affect the Company's ability to commercialize additional or significantly modified products or to expand permitted uses of existing products. Regulatory clearance or approval to market a product from the
FDA may entail limitations on the indicated uses of the product. The ability to market can be challenged (and possibly withdrawn) by the FDA due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial clearance. The Company's current 510(k) clearances can be withdrawn or limited by the FDA or the Company may be required to file further marketing applications with the FDA under certain circumstances, such as the addition of product claims or product redesign. The FDA also could limit or prevent the manufacture or distribution of the Company's products, and has the power to require the recall of such products, given certain circumstances. FDA regulations depend heavily on administrative interpretation and there can be no assurance that future interpretation made by the FDA or other regulatory bodies will not adversely affect the Company. There can be no assurance the Company will be able to maintain substantial compliance with FDA requirements.

In order for the Company to market its products in Europe and certain other foreign jurisdictions, the Company and its distributors and agents obtained and must maintain required regulatory registrations and/or approvals and must otherwise comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. Specifically, certain foreign regulatory bodies have adopted various regulations, among other things, governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country. After receiving FDA marketing clearance in the United
States, the Company undertook the procedures to obtain European regulatory clearances for its ColorMate(Registered Trademark) TLc-BiliTest(Registered
Trademark) System. To market its ColorMate(Registered Trademark)
TLc-BiliTest(Registered Trademark) System in the European Union, the Company
sought ISO- 9001/EN46001 certification and the right to affix the CE mark.
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
In April 1999, the Company also was granted permission by the European Union
(EU) notified body, TUV Essen, to affix the CE Mark to its ColorMate(Registered
Trademark) TLc-BiliTest(Registered Trademark) System. Prior to April 1, 1999,
the Company has passed a product inspection in February 1999 for purposes of receiving the right to affix the CE mark to such specific inspected product.
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

There can be no assurance that any clinical study will comply with all elements of the FDA's regulations, including the FDA's IDE regulations, that a study will provide evidence of the safety or effectiveness of the device, or that a study will ultimately result in the clearance or approval of the device.

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

In part to address concerns regarding the implementation of the anti-kickback statute, in 1991, the federal government published regulations that provide exceptions or "safe harbors" for certain transactions that are deemed not to violate the anti-kickback statute. Among the safe harbors included in the regulations are transactions involving discounts or the payment of certain administrative fees to group purchasing organizations. While the failure to satisfy all the criteria for a safe harbor does not necessarily mean that an arrangement is unlawful, engaging in a business practice for which there is a safe harbor may be regarded as suspect if the practice fails to meet each of the prescribed criteria of the safe harbor. Violations of the statute are punishable by civil and criminal penalties and/or exclusion of the provider from participation in the federal health care programs. Also, there is the risk that, in a civil lawsuit to enforce a contract that contains a structure in violation of the anti-kickback statute, a court might conclude that the contract is unenforceable as against public policy. Congress directed the Secretary of the
United States Department of Health and Human Services ("HHS") to issue advisory opinions regarding compliance with the anti- kickback statute. Failure of a party to seek an advisory opinion, however, may not be introduced into evidence to prove that the party intended to violate the anti-kickback statute. Several states also have statutes or regulations prohibiting financial relationships with referral sources that are not limited to services for which a federal health care program pays.

While the Company believes its marketing programs meet the requirements of the anti-kickback statute and its implementing regulations, there is no guaranty that the HHS Office of the Inspector General would view

all of the Company's marketing arrangements as meeting all of the requirements of the appropriate safe harbors. The Company has not sought, and has no present intention to seek, an HHS advisory opinion regarding any aspect of its current marketing arrangements. A finding of noncompliance with the anti- kickback laws by federal or state regulatory officials, including noncompliance with appropriate safe harbors, could have a material adverse effect on the Company.

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

American Medical Association ("AMA") CPT codes are generally used to facilitate the processing of insurance reimbursement claims and to provide a simplified reporting procedure. However, assignment of a code does not assure that the insurer will provide reimbursement or that the AMA endorses the medical procedure at issue. In March 1998, the Company was assigned AMA CPT Code 82250 for processing claims for use of the ColorMate(Registered Trademark)
TLc-BiliTest(Registered Trademark) System. The same code is assigned for the reimbursement of laboratory blood tests currently used to monitor newborn bilirubinemia (infant jaundice). Subsequently, the AMA informed the Company that
CPT Code 84999 ("Unlisted Chemistry Procedure"), not Code 82250, was the
assigned code. However, the AMA indicated that it was reviewing coding in this area generally. Effective January 1, 2001, the AMA assigned AMA CPT code 88400 bilirubin, total transcutaneous, for use with the Company's ColorMate(Registered
Trademark)TLc-BiliTest(Registered Trademark) System. Health care providers use the CPT code when reporting medical procedures and services under public and private health insurance programs, and for administrative management in claims processing and developing guidelines for medical care review according to the
AMA.

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

EMPLOYEES

The Company currently employs 14 persons on a full-time basis, 2 of which are medical marketing or regulatory personnel. In order to reduce its operating expenses while focusing on its current objectives of identifying strategic partners for marketing its ColorMate (R) system in the beauty industry and to purchase exclusive market rights to the ColorMate(Registered
Trademark)TLc-BiliTest(Registered Trademark) System. Since December 2000 the
Company has significantly reduced its number of employees.

RECENT EVENTS

Gordon Acquisition

On June 2, 2000, pursuant to the Agreement of Purchase and Sale, dated April 17,
2000, among the Company and the shareholders of Gordon Acquisition Corp., a
California corporation ("Gordon"), the Company completed its acquisition of
Gordon, a manufacturer of cosmetics, hair care and other personal care products.
The Company acquired from the shareholders of Gordon (i) approximately 85% of the outstanding shares of common stock, par value $.001, of Gordon, (ii) an obligation to purchase the remaining shares of common stock within one year and
(iii) certain notes made by Gordon in favor of certain of its shareholders. In consideration thereof, the Company issued to the shareholders of Gordon a total of 721,231 shares of common stock, par value $.001, of the Company and paid them
$609,000 in cash.

To determine the number of shares of the Company to be issued, the parties negotiated a certain dollar amount, adjusted by the amount by which the estimated adjusted net working capital of Gordon on the closing date exceeded or fell short of the target adjusted net working capital. This dollar amount was then divided by the agreed price per share, $6.29. Additional shares of the
Company were issued to a particular shareholder in exchange for the notes that
Gordon had made in its favor. The number of additional shares was determined by dividing the outstanding principal amount of these notes by the agreed price per share. All other holders of notes that the Company purchased received cash in exchange therefor, totaling $609,000, the approximate total outstanding principal amounts of such notes. The Company transferred the cash amount from its own working capital.

The options to purchase the remaining shares of Gordon (the "Option Shares") are subject to mandatory exercise by the Company on the first anniversary of the closing date if not sooner exercised. Upon exercise, the Company will issue to each holder of Option Shares a number of shares of the Company equal to the quotient of (A) the sum of (i) $6.29 multiplied by the number of Option Shares being purchased from such holder and (ii) simple interest on such amount at the rate of 9% per annum calculated from the closing date to the date of exercise divided by (B) the greater of (i) the average closing price of shares of the
Company over the twenty trading days ending on the trading day immediately prior to the date of exercise and (ii) $6.29.

In addition, the Company agreed to register the shares of its common stock issued to the shareholders of Gordon pursuant to the Agreement of Purchase and
Sale for resale under the Securities Act of 1933, as

amended, and to use its reasonable best efforts to have the resale registration statement filed with the Securities and Exchange Commission on or prior to the fifth business day after the Company has received all financial information from
Gordon and its subsidiary, H.B. Gordon Manufacturing Co., necessary to prepare such registration statement. The Company has filed such registration statement and it was declared effective by the Securities Exchange Commission in November
2000.

Gordon is recognized within the personal and beauty care industry as a high-quality formulator, packager and contract manufacturer of a variety of cosmetics and other beauty care products for branded consumer product marketers and private label retailers. Gordon's customer base consists of leading brand marketers, major mass merchandisers and direct-sale marketers, including such leading names as Sears, The Gap, Kmart, Tova, Herbalife, The Body Shop, Bath &
Body Works and Victoria's Secret. The Company intends to use Gordon's manufacturing and marketing capabilities to commercialize its color science technology in the cosmetics and hair colorant markets and to generate expanded revenues from laboratory product chromaticity studies, color-measuring systems and related products.

Prior to the Agreement of Purchase and Sale, the two companies had entered into a licensing agreement to commercialize the marketing of the Company's new, hand-held ColorMate(R) device and system for selecting personalized colors of cosmetics, hair color and beauty-related products, including custom- blended cosmetic foundations.

Financial Restructuring

On October 11, 2000, the Company obtained commitments from three of its major investors, Millennium Partners, L.P. ("Millennium"), LB I Group, Inc. ("Lehman")
and the holders (the "Holders") of its 14% Senior Convertible Debentures, dated
April 15, 1999 (the "Debentures"), to restructure the terms of their respective securities. The purpose of this restructuring was to assist the Company in meeting the net tangible assets requirement for continued listing of its common stock, par value $.001 per share (the "Common Stock"), on the Nasdaq SmallCap
Market ("Nasdaq"). These commitments of the investors were subject to certain conditions, which were subsequently satisfied on October 31, 2000, including the
Company's securing confirmation from Nasdaq of the Company's eligibility for continued listing on Nasdaq and the closing of a proposed additional financing with Crescent International Ltd. ("Crescent"), pursuant to which the Company would issue and sell to Crescent, and Crescent would purchase, shares of a newly- authorized series of preferred stock of the Company (the "Crescent
Preferred") and a five-year warrant to purchase up to 270,000 shares of Common
Stock at an exercise price equal to $1.00 per share, subject to adjustment in certain circumstances (the "Crescent Warrant"), for an aggregate purchase price of not less than $2,000,000. In consideration of their agreements to restructure their respective securities, the Company agreed to issue to each of Lehman and the Holders 200,000 five-year warrants to purchase shares of the Common Stock of the Company at an exercise price of $1.50 per share (the "New Lehman Warrants"
and the "Holders' Warrants," respectively). The Company also agreed with the
Holders (i) not to incur or permit any future liens on any of its properties or assets, (ii) not to grant any security interests in its future revenues and
(iii) not to consummate any future financings which contemplate the issuance of debentures by the Company.

Millennium is the holder of (i) 641,026 shares of Common Stock (the "Millennium
Shares") issued pursuant to that certain Securities Purchase Agreement, dated as of August 16, 2000 (the "Millennium Purchase Agreement"), and (ii) warrants to purchase Common Stock, including a warrant (the "Adjustable Warrant") pursuant to which the number of shares issuable upon the exercise thereof (the
"Adjustable Warrant Shares") is based upon a formula involving the closing bid prices of the Common Stock on certain future dates (the "Adjustment Period
Price").

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

The Company and Millennium further agreed to amend the Adjustable Warrant (i) to reduce the number of dates (each, a "Vesting Date") upon which the number of shares to be issued upon the exercise of the Adjustable Warrant would be determined from three to two, (ii) to postpone the first Vesting Date thereunder
(the "First Vesting Date") until March 31, 2001, at which time the number of shares to be issued thereunder would be determined based on an Adjustment Period
Price of not less than $1.00 (which subsequent to March 31, 2001, requires the
Company to issue 935,750 shares and (iii) to postpone the second Vesting Date thereunder (the "Second Vesting Date") until November 1, 2001, at which time the number of shares to be issued thereunder (in addition to the number of shares determined as of the First Vesting Date) would be determined based on an
Adjustment Period Price which would not be subject to a $1.00 minimum (as was the case on the First Vesting Date). The Company and Millennium also agreed (x)
to amend that certain Registration Rights Agreement, dated as of August 16,
2000, to eliminate the provisions imposing monetary penalties upon the delisting of the Common Stock from Nasdaq, (y) to waive any events of default occurring prior to the execution of the Millennium Letter Agreement that would entitle
Millennium to any monetary penalties from the Company and (z) to irrevocably waive its right to adjust the exercise price of the Adjustable Warrant or the number of Adjustable Warrant Shares as a result of the issuance of the Crescent
Preferred.

Lehman is the holder of (i) 25,000 shares of the Class B Series 2 Convertible
Preferred Stock of the Company and 40,000 shares of the Class B Series 3
Convertible Preferred Stock of the Company (collectively, the "Lehman
Preferred") and (ii) warrants (the "Lehman Warrants") to purchase Common Stock.
Pursuant to a letter agreement, the Company and Lehman agreed to amend those certain Preferred Stock Purchase Agreements, dated as of June 11, 1999 and
February 11, 2000, respectively, to eliminate the provisions imposing monetary penalties in the event that the Common Stock is delisted from Nasdaq.

The Company and Lehman further agreed to amend the Certificate of Incorporation of the Company to delete any provision granting Lehman the right to require the
Company to redeem the shares of Lehman Preferred for cash. Pursuant to such amendments the Company is now required to convert the shares of Lehman Preferred into Common Stock on the third anniversary of their respective issuance dates unless the Company elects, at its option, to extend the mandatory conversion date to the fifth anniversary of the respective issuance dates of the shares of
Lehman Preferred. Lehman further agreed to waive its right to decrease the conversion price of the Lehman Preferred and the exercise price of the Lehman
Warrants as a result of (i) the issuance of the Crescent Preferred and the
Crescent Warrant on October 31, 2000 for aggregate proceeds of $2,000,000 or any future issuances of preferred stock or warrants to Crescent which do not exceed an aggregate purchase price of $2,000,000, (ii) the issuance of warrants to the
Company's financial adviser in connection with the Crescent financing, (iii) the issuance of the New Lehman Warrants and the Holders' Warrants and (iv) the
determination on the First Vesting Date of the number of shares of Common Stock issuable with respect to the Adjustable Warrant. In addition, Lehman agreed (A)
that the deemed exercise price (the "Deemed Exercise Price") with respect to the number of shares of Common Stock issuable pursuant to the Adjustable Warrant on the Second Vesting Date would be the greater of (i) $1.00 and (ii) the exercise price calculated in the manner set forth in that certain Letter Agreement, dated as of August 16, 2000, by and between the Company and Lehman, and (B) to waive its right to decrease the

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
Company.

Gordon has a note payable to a finance company totaling $2,714,700 at December
31, 2000 which is secured by substantially all the assets of Gordon. The note bears interest at a fixed rate of 12.97% and is payable in monthly installments of principal and interest of $54,100 through the maturity date of February 2005.
The note payable agreement, as amended in December 2000, provides for certain financial covenants and also restricts Gordon from the payment of dividends and limits the amount of capital expenditures and additional indebtedness of Gordon.
The failure by Gordon to make the regular scheduled payment due February 18,
2001 in the amount of $54,108.31 as well as the failure to pay other amounts due, including the sum of $1,758.86 for expenses and $10,000 as an amendment fee, constitutes an event of default under the loan agreement. In addition,
Gordon has not paid $54,108.31 of payments scheduled for both March and April.
The lender has requested full payment of the loan, which Gordon cannot afford to pay. Gordon is currently negotiating with the lender in an attempt to renegotiate the loan; however, there can be no assurances that Gordon can resolve this issue.

Current Cash Requirements/Financing Proposals

On March 23, 2001, the Company announced that it is currently lacking funds to continue material aspects of the Company's operations and business plan, including funds and necessary personnel to complete recently required research and development on its new LED instrument and technology discovered during its first mass manufacturing process; complete filings, administration and maintenance for certain intellectual properties and regulatory requirements;
supply upgraded products and sales support to its medical distributor; and
complete FDA regulatory filings for upgrades to its medical products. The
Company is currently downsizing its corporate offices and the Board of Directors is reviewing potential proposals for financing the Company, along with contingency plans in the event such financing cannot be completed.

The Company is currently negotiating proposals for financing the Company. One proposal would include the purchase of 75% of Gordon Laboratories for over 1 million (with a 9-month option to the Company to purchase the shares of Gordon back for the purchase price plus interest) and additional funds provided under a secured loan to the Company. Another proposal would be for an equity financing.
Such proposals require negotiation of warrants to purchase the Company's stock and are subject to satisfactory completion of due diligence, negotiation, execution and delivery of definitive agreements by and between the parties, the lifting of the suspension of trading of the Company's common stock on the Nasdaq
Small Cap Market (CCSI) and compliance with the Net Asset Nasdaq listing requirement.

Trading Suspension

On March 23, 2001, The Nasdaq Stock Market(SM) announced that trading was halted in the Common Stock for "additional information requested" from the Company at a last price of 3/32. Trading will remain halted until the Company has fully satisfied Nasdaq's request for additional information. The Company is currently in the process of preparing the additional information requested by Nasdaq for submission.

Board of Directors Expansion

The Board of Directors expanded the Board from the existing five to seven members effective August 3, 2000 and appointed Mr. James Bergman in addition to
Mr. Fitzpatrick to fill these new vacancies until shareholder approval of the expanded slate of directors at the Annual Shareholder's meeting in December 2000 and has since added two additional board members.

BEAUTY-AID PRODUCTS

The ColorMate(Registered Trademark) System. Although it is not currently expanding in this activity as a result of its efforts to market commercially the
ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System for
medical application and the lack of necessary funding, the Company has engaged in efforts to commercialize its Intellectual Properties for beauty-related applications. The ColorMate(Registered Trademark) System consists of a color measurement instrument to be held against a subject's skin, hair, teeth or sample, a series of filters and a computer and related proprietary software all housed in a portable briefcase. The color measurement instrument used within the
ColorMate(Registered Trademark) unit or as a handheld battery operated instrument is utilized in the Company's medical, cosmetic and other applications. The instrument is held against the subject's skin, hair, teeth or sample and performs color measurement of coloration and luminosity to a laboratory standard of accuracy. In skin color analysis, the software then analyzes the color measurements so obtained and assigns the subject to one of the approximately 200 skin color categories identified by the Company through its research and development effort.

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

Other Potential  Products and Applications.  The Company has conducted  research and development and

developed engineering specifications for a mass manufacturing prototype regarding a hand-held light- emitting diode version of the ColorMate(Registered
Trademark) System (the "LED Device"). This version may be marketed for medical use after collecting further clinical testing data and is subject to FDA approval or clearance (the Bilirubin LED Device). For non-medical applications, the LED Device may be marketed in various industries including the dental, beauty aid and fashion industries and also may be marketed directly to consumers for home and personal use. The Company expects the new LED versions will also be capable of being manufactured at a cost substantially less than the cost incurred in manufacturing the Company's existing ColorMate(Registered Trademark)
System units because of technological improvements which have resulted in substantially lower component part costs. The Company believes that the
Intellectual Properties and ColorMate(Registered Trademark) System have commercial applications in (i) healthcare relating to the non-invasive detection and monitoring of certain chromogenic diseases, such as skin diseases, and anemia and (ii) dental care (i.e., the color matching of teeth and tooth enamel). Additional medical applications for the Intellectual Properties require extensive and lengthy clinical testing and will be subject to various federal and state regulatory requirements, including FDA clearances or approvals, and may be subject to comparable foreign regulatory approvals to the extent the
Company markets such applications abroad. There can be no assurance that the
Company will obtain any additional FDA or foreign approvals or clearances or will be able to comply with such regulatory requirements for additional applications.

The Company also believes that the Intellectual Properties and
ColorMate(Registered Trademark) System may have commercial applications in industrial color measurement applications, in order to achieve and confirm uniformity of color shades within a given product line or between two products of the same line (i.e., paint, textile and food products). To that end, the
Company intends to increase its efforts to lease the ColorMate(Registered
Trademark) System and license the Intellectual Properties, including the
Company's chromaticity study capabilities, to industrial companies such as paint, textile and food companies, that use or could use existing color measurement technologies in the manufacturing and marketing of their own products. Many companies in these industries currently use color measurement instruments to ensure uniformity of product line colors (e.g., that manufacturing facilities are producing different dye lots and/or goods of the same color). These instruments are generally available at prices well in excess of the price at which the Company would market the ColorMate(Registered
Trademark) System for such application, because the Company has been able to mass manufacture its color measurement technology, thereby taking advantage of the economies of scale and lower unit prices available through large volume orders from component parts suppliers. In addition, the ColorMate(Registered
Trademark) System provides machine- to-machine stability and reproducibility
(i.e., that each machine will achieve results consistent with that of other machines).

GORDON LABORATORIES - GENERAL DESCRIPTION

Gordon  Laboratories,  Inc.,  located  in  Carson,  California,  is  a  contract manufacturer  that  formulates and  manufactures a variety of quality skin care, hair care,  fragrance and liquid  products as well as  cosmeceuticals  and OTC's
(Over-The-Counter Drug Products) such as sunscreens,  ointments,  sports creams, and sprays.  Gordon's  customer base consists of leading brand marketers,  major mass merchandisers and direct-sale marketers.  Gordon does not market any brands under its own label. In April 1996,  Gordon  Acquisition  Corp.  acquired Gordon
Laboratories  and in June of 2000,  Gordon  Acquisition  Corp was  purchased  by
Chromatics Color Sciences International.  This caused an ownership change in the corporate structure of the Gordon. (See "Gordon Acquisition")

Gordon formulates and manufactures products for customers in the U.S. personal care market, currently a $25.5 billion industry, which is expected to grow at an annual rate of 6% through the year 2002. Whereas the trends and growth within the retail personal care market drive Gordon Laboratories' sales, Gordon competes for the available outsourcing of services - formulations and contract manufacturing - for these

products. Personal care products consist of six major categories: hair care (26%
of total volume), color cosmetics and fragrances (22%), skin care (16%), deodorants (9%), toothpaste and toothbrushes (7%), and miscellaneous (20%), a category that includes mouthwash, shaving preparations, sun-care products, nail products, and hair colorants. Personal care products are typically segmented into low-priced brands, medium-priced brands, and premium-priced brands and are sold through a variety of retail and direct market outlets.

Among the fastest growing segments of the personal products area is skin care, growing at approximately 6.5% per year, due to a steadily aging population (baby boomers median age is now 42), aggressive Marketers (an estimated 300+ in the
U.S. alone), and a variety of more effective high-tech ingredients. Other factors driving the growth in the skin care category are consumers' fears of premature wrinkling from the sun, which have spurred Marketers to incorporate sun screens in their products; the growth in both ethnic and men's skin care products; and the addition of natural ingredients appearing in skin care products.

Contract manufacturing has been a fast growing sector of the Cosmetics and
Toiletries Industry due to changing economic events, expanded distribution channels, and the extension of niche products. As a result of the last recession, many of the larger Cosmetic and Toiletry Companies downsized their manufacturing capacities. Consequently, the recent upturn in demand for personal products has meant that several major manufacturers lack the room or facilities to cope with extra volume and have chosen to employ contract manufacturers rather than get involved in a major outlay for new equipment and facilities.
Along with the changing economy, there has been a dramatic shift in distribution, with the mass merchandising arena clearly picking up momentum and invading the share of market once enjoyed purely by department stores. Several mass market chains are adding their own private label brands to increase margins and to differentiate themselves from other retailers. Department stores, in turn, are responding by adding their own line of cosmetic products. Sears,
Roebuck & Company and J.C. Penney Company both offer a broad scale private label line that includes skin care, makeup, fragrance, and bath products. Specialty retail operators such as The Gap, Banana Republic, Ann Taylor, and The Limited
also sell their own private label brands. New distribution channels have opened as well, with the growth in alternative Marketers such as television home shopping, infomercials, and multi-level marketing companies. As a general rule, none of these private label Marketers have their own manufacturing capabilities and rely solely on contract manufacturers for product.

In addition to the expansion of distribution channels, new products are being formulated by a growing number of niche Marketers in response to consumer trends. These opportunities consist of certain ethnic and male skin care and toiletry products, and lotions, creams, fragrances, and hair care products made from all natural ingredients. As these Marketers seek to extend their ranges or enter new product areas, they are using contract manufacturers to meet their production needs. The contract manufacturers can provide a specialized service in a niche market, saving principal manufacturers or retailers from investing time and money in an area with great potential for expensive mistakes. They can also contribute valuable expertise in the research and development of new formulations, ensuring that the product works not just in the laboratory, but also in the commercial quantities required for a production run.

In January of 1998, Gordon implemented an aggressive growth plan designed to accelerate revenues by attracting the larger users of contract manufacturing services. The plan focused on significantly improving three areas of the business that would be key to its success in obtaining agreements with this type of customer; high quality formulation services; consistently reliable manufacturing and functionally proficient facilities and equipment. The transition took 18 months to complete, culminating in a move to a custom designed, 60,000 square foot laboratory and manufacturing facility in July of
1999. With the transition now complete, Gordon believes it is competitively positioned to leverage its strong 63 year reputation, full service product development capabilities and extensive manufacturing capacity to rapidly expand its business.

In the near future, Gordon anticipates playing a supporting role to the Company, providing an infrastructure and customer base that helps commercialize its color science technology in the beauty industry. Gordon will provide the private label products for the Company's potential home shopping channel. Gordon can also provide future production for the Company's medical components, given Gordon's FDA certification and medical device license. Another future potential is the use of
Gordon's professionally staffed formulating laboratory, which can perform chromaticity studies, formulate custom blended foundations and provide turn-key private label cosmetics. Each of these future service offerings will prove to be mutually beneficial to both organizations.

As for working capital requirements, Gordon has invested more than $750,000 in plant and equipment over the past 18 months and estimates that it will require an additional $200,000 in equipment in fiscal 2001, $750,000 in fiscal 2002, and
$750,000 in fiscal 2003 in order to meet its business plan. It plans to lease this equipment to minimize its impact on cash. Gordon will require a minimum of
$700,000 in cash during the first half of fiscal 2001 for working capital to support its business.

GORDON LABORATORIES - MANUFACTURING/PROPERTY/REGULATORY

Manufacturing is done in a 60,000 square foot facility located in an industrial business park in Carson, California at a monthly cost of $22,800. Gordon's lease, which expires in December, 2006, contains escalation clauses along with options to renew thereafter. Gordon has both the manufacturing and filling equipment to meet the production requirements of mid-sized to large batch products, providing Gordon the flexibility to produce a wide variety of products in various quantities, sizes and packaging for its customers. Gordon maintains a rigorous quality control standard (cGMP) that begins with the proper product formulation and continues through quality assurance tests for each batch product manufactured. Production services include the compounding of raw materials in various sized mixing kettles, and filling equipment that adapts to a wide range of packaging components. Gordon sources its raw materials from a wide variety of chemical suppliers whose ability to deliver chemicals is generally very good.
Gordon's backorder of business as of April 12, 2001 is approximately $1.2 million and is expected to be fulfilled within the next three months.

Gordon manufactures personal care products under several different permits and licenses. It has an alcohol permit from the State of California to manufacture alcohol related toiletries and manufactures these products within a specially permitted, 5,000 square foot room within the manufacturing facility. Gordon also has an FDA permit and license from the State of California to manufacture over-the-counter drug products and a medical device license from the State of
California to manufacture certain products used in conjunction with medical equipment. Both of these certifications require Gordon to perform its production services under cGMP compliance and are subject to periodic inspections by state and federal agencies and annual renewals for the medical device license. Gordon is also EPA certified from the State of California and has a permit for its
Clarifier process from the County of Los Angeles and the City of Carson. Gordon
believes it is in compliance with each of its regulatory agencies.

GORDON LABORATORIES - PRODUCTS/CUSTOMERS/PROPRIETARY FORMULAS

Gordon has the expertise to formulate, manufacture, and package a wide range of inorganically pigmented personal products. These include products such as aftershave, deodorant, baby oil, creams, lotions, gels, bubble bath, cologne/perfumes, color cosmetics (cheek), shampoo, conditioner, hair spray, mouthwash, pharmaceuticals, pre-shave lotion, shaving cream, skin treatment products, and liquid soap. Gordon currently derives 80% of its business from premium treatment items such as creams, lotions, and skin care products, 15%
from bath gels, fragrances, and pharmaceuticals (analgesic sprays, aspercream, etc.), and

5% from hair care products and makeup. Gordon manufactures solely against its customers' purchase orders, which tend to reflect a slight seasonality factor of
45% during the first half of the year and 55% for the second half of the year.

Another key area of expertise for Gordon is its laboratory and research department. Gordon's chemists and technicians work closely with customers to develop proprietary formulations that will achieve the customers desired performance. These customers are generally given an option to purchase the proprietary formula from Gordon. The lab will also work with customers who have their own proprietary formula to ensure that the formulation meets the intended performance specifications in commercial quantities. Additionally, the lab works closely with production, conducting quality assurance tests for manufacturing.

Gordon provides its contract manufacturing services to customers requiring moderate volume production requirements and value formulating services. Gordon's customer base includes major brand marketers, niche brand marketers, specialty retailers and mass merchandisers (such as Sears). Due to the sensitive nature of the Gordon's customer requirements, confidentiality precludes the Gordon from identifying most of the key customers.

Gordon has a sales and marketing group that is responsible for selling its services to prospective customers. Targeted customers have either their own formulations and are seeking a reliable contract manufacturer or require formulating services and contract manufacturing. Customers also respond to the various licenses and permits that Gordon possesses, such as FDA, medical device and alcohol, since these are necessary requirements for the customers'
production and tend to be indicative of quality and performance.

Gordon typically negotiates annual contracts with its larger customers with anticipated release dates, but it is not unusual for a customer to require orders to be shipped earlier and in larger quantities. Gordon's flexibility to perform for its customers under these uncertain circumstances is a significant advantage that Gordon has designed into their manufacturing process. Gordon sold products to approximately 105 customers in 2000, of which sales to four customers were 18%, 16%, 11% and 10%, respectively, of Gordon's sales. However, from time to time Gordon's concentration of business with a particular customer can exceed 18%.

GORDON LABORATORIES - COMPETITION

The contract manufacturing business is highly fragmented, with more than 125 small to medium sized manufacturers. It is estimated that 95% of these companies are privately held with annual revenues of $12 million or less. These companies may operate on a national, regional, or local level and tend to offer either organically pigmented products such as lipstick, rouge, and makeups, or inorganically pigmented products such as lotions, creams, fragrances, gels, etc.
Gordon's competition is further divided along market segments, which are defined as high volume - low margin producers, or moderate volume - higher margin producers, since the manufacturing equipment required to meet each of the respected segments is different. Contract manufacturers who pursue high volume business, generally production runs of 100,000-unit minimums, must have large mixing kettles, high speed filling lines, and spacious facilities to handle these production runs whereas smaller production runs require more moderate sized equipment and facilities. Gordon competes in the moderate volume segment where additional services, such as product formulating and production flexibility, are important factors for the customers.

Another indirect source of competition comes from the major U.S. based Companies such as  Johnson & Johnson,  Shisheido,  and  Alberto  Culver.  These  Companies
periodically  seek to increase  their  facilities'  output by offering  contract manufacturing services to non-competitive brand marketers. For the most part,

these Companies compete in the high volume segment and are generally not a source of competition for Gordon.

GORDON LABORATORIES - EMPLOYEES

Gordon currently employs 45 persons on a full-time basis and 15 to 25 persons through a temporary employment service for manufacturing. Gordon has employment agreements with 6 managers that serve as agreements for compensation but do not provide for any severance. Gordon's President and Chief Executive Officer is Mr.
Brian Fitzpatrick, who also serves as President and COO, and more currently
Acting CEO of Chromatics Color Sciences International. Gordon's Chief Operating
Officer is Mr. Frank Redman, whose employment provides for an annual base salary of $125,000 and a bonus as determined by the CEO. Other key managers include a
Vice President of Technology Services, Vice President of Manufacturing and a
Director of Sales and Marketing. Gordon's employees are not represented by a union. Gordon believes that its relationship with its employees is good. Gordon is dependent primarily on the services of its COO, Vice President of Technology
Services, Vice President of Manufacturing and Director of Sales and Marketing.
The loss of any of their services could have a material adverse effect on
Gordon.

GORDON LABORATORIES - RECENT EVENTS

In June of 2000, Gordon Acquisition Corp. was purchased by Chromatics Color
Sciences International and Gordon's CEO, Mr. Brian Fitzpatrick, became President and Chief Operating Officer, and more currently Acting CEO of Chromatics Color
Sciences International. In an effort to expand its business, Gordon has recently hired a Chief Operating Officer, a Vice President of Manufacturing and a
Director of Sales and Marketing. Gordon has also developed a business relationship with 5 new customers and is currently involved with Chromatics
Color Sciences International in raising funding to support its ongoing business.
As a result of the Gordon's current cash crunch, Gordon has defaulted on its term loan with its senior lender and is seeking to remedy the situation through its efforts to raise additional working capital.

GORDON LABORATORIES - RISK FACTORS

Competition: The market for Gordon's products and services is extremely competitive with respect to price and quality and Gordon's competitors generally have greater resources than Gordon. No assurance can be made that Gordon will be able to successfully compete in its marketplace or that it will be able to sustain and expand its current customer base.

Operations: Gordon has sustained operating losses during its last three years and currently has a working capital deficiency and a stockholder equity deficiency. No assurance can be made that Gordon will ever achieve and sustain profitability.

Loan Obligations: Gordon has defaulted on its February and March loan payment obligations and has received notice of default from the financing institution.
The lender has requested full payment of the loan which Gordon cannot afford to pay. Gordon is currently negotiating with the lender to renegotiate the loan.
There can be no assurance that Gordon can resolve this issue. Failure to satisfy this obligation would have a material adverse effect on Gordon's business and could force Gordon to close its operation and seek protection from its creditors under applicable bankruptcy laws.

Key  Employees:  Gordon is dependent  primarily on the services of its COO, Vice
President of Technology

Services, Vice President of Manufacturing and Director of Sales and Marketing.
The loss of any of their services could have a material adverse effect on
Gordon.

Customer Concentration: At December 31, 2000 Gordon had sales to four customers which represented 55% of total revenue. From time to time Gordon's concentration of business with a particular customer can exceed 18%. The loss of such customer would have a material adverse effect on the Gordon's business.

RISK FACTORS

Liquidity Crisis. The Company is currently experiencing a liquidity crisis and requires an immediate infusion of cash in order to continue operations. In addition, Gordon has failed to pay the installments of principal and interest for February, and March 2001 to its secured lender and the lender has declared an event of default and demanded immediate repayment of the outstanding loan balance in the amount of $2,714,700. This loan is secured by substantially all of the assets of Gordon. If the Company is unable to secure an immediate infusion of cash it may be forced to seek protection from its creditors through a voluntary bankruptcy filing. Alternatively, creditors of the Company holding the required minimum dollar amount of claims against the Company could commence an involuntary bankruptcy proceeding against the Company. If Gordon is unable to refinance its defaulted indebtedness it may be forced to seek protection from its creditors through a voluntary bankruptcy filing. Alternatively, creditors of
Gordon holding the required minimum dollar amount of claims against Gordon could commence an involuntary bankruptcy proceeding against Gordon. No assurance can be given that the Company will obtain an immediate cash infusion or that Gordon will be able to refinance its defaulted indebtedness.

Nasdaq SmallCap Market Delisting. The trading of the Company's stock in the
Nasdaq SmallCap Market is conditioned upon the Company's continuing to meet certain asset, capitalization, earnings and stock price tests. To maintain eligibility for trading on the Nasdaq SmallCap Market, the Company will be required to maintain, among other things, net tangible assets of at least
$2,000,000; a minimum bid price for the listed securities of $1.00 per share; a market value of the public float of at least $1,000,000; and at least two market makers for its securities. Effective March 23, 2001 the Company's Common Stock
was suspended from trading on the Nasdaq Small Cap Market as a result of the
Company's failure to satisfy these conditions. If the Common Stock is delisted from the Nasdaq SmallCap market, the prices and the holders' ability to sell such securities would be adversely affected. If the Common Stock were delisted and the Company desired to have it relisted, the Company would be required to satisfy the more stringent initial listing requirements of the Nasdaq SmallCap
Market.

If the Company is delisted from the Nasdaq SmallCap Market and the price per share dropped below $5.00, then unless the Company satisfied certain net assets tests, the Common Stock would become subject to certain penny stock rules promulgated by the Securities and Exchange Commission (the "Commission"). The
penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker- dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activities in the secondary market for stock that becomes subject to the penny stock rules. If the Common Stock becomes subject to the penny stock rules, investors may find it more difficult to sell their Common Stock.

The Independent Accountants' Report on the December 31, 2000 financial statements indicates the Company has incurred recurring losses for the last several years, including $19,464,400 in 2000 and has experienced significant problems and delays exploiting its primary technology (medical equipment). In addition, the Company's subsidiary, Gordon Laboratories, Inc., has defaulted on its debt service obligations and the lender has demanded payment of the entire debt, which totaled $2,714,700 at December 31, 2000. Neither the Company nor
Gordon are able to repay the debt.

The Independent Accountants' Report further states that the above matters raise substantial doubt about the Company's ability to continue as a going concern.
Limited Operating History. The Company has a limited operating history upon which its prospects can be evaluated. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. Until 1986, the
Company was principally engaged in research and development relating to the
Intellectual Properties, ColorMate(Registered Trademark) units and the Company's
Beauty-Aid Products. From early 1986 through October 1987, the Company was engaged in limited test-marketing of certain of the Intellectual Properties and
Beauty-Aid Products through its former licensees. From October 1987 until June
1991, the Company was principally engaged in the Avon Project. Since 1991, the
Company has been engaged in the research and development of its
ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System for
the monitoring of newborn bilirubinemia (infant jaundice), the development of prototypes of additional versions of the ColorMate(Registered Trademark) unit and the refinement of its technologies for other applications. There can be no assurance that the Company will generate material revenues from the sale of its products. The Company's business is subject to the risks inherent in the development of new products using new technologies and approaches, many of which are beyond the Company's control, such as unanticipated development, manufacturing and regulatory delays and expenses. There can be no assurance that unforeseen problems will not develop with these technologies or applications, that the Company will be able to successfully address technological challenges it encounters in its research and development program or that commercially feasible products will ultimately be successfully developed and marketed by the
Company.

Operating Losses. The Company has incurred significant losses from operations for the years ended December 31, 2000 and December 31, 1999 ($19,496,400 and
12,808,000, respectively). Although the Company has recently cut back many operating costs, the Company anticipates incurring substantially increased operating expenses as it attempts to expand its marketing and sales activity for beauty applications, incurs manufacturing expenses for the ColorMate(Registered
Trademark) TLc- BiliTest(Registered Trademark) System and otherwise continues to implement its business plan, including for the medical application involving the monitoring of newborn bilirubinemia (infant jaundice). There can be no assurance the Company will not continue to incur such losses or will ever generate revenues at levels sufficient to support profitable operations.

The Company will continue to incur significant additional costs and expenses in connection with FDA applications costs and related patent application costs, manufacturing and other regulations, state regulatory requirements and foreign market clearances and other requirements. Additional expenses are anticipated in connection with certain multicenter studies being conducted on the
ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System. See
"Business." In addition, the Company expects to incur significant expenses relating to manufacturing expenses, product liability insurance, legal and regulatory compliance, including QSR/GMP quality system substantial compliance, as well as research and development for new potential applications, and implementation of the next phase of its efforts to successfully commercialize the medical and beauty applications of its technology. See "Liquidity and
Capital Resources". The Company will also incur additional expenses implementing additional testing and

clinical  trials  of its  technologies  for the  possible  monitoring  of  other chromogenic diseases.

No Assurance of Successful Commercialization of ColorMate(Registered Trademark)
TLc- BiliTest(Registered Trademark) System. The Company's current ability to generate revenues and to achieve profitability and positive cash flow in the immediate future substantially will depend on the successful distribution of the medical application of its technology to monitor newborn bilirubinemia (infant jaundice) or the sale of the exclusive marketing rights to a third party.
Studies have been conducted on non-invasive transcutaneous bilirubinometer devices other than the ColorMate(Registered Trademark) TLc- BiliTest(Registered
Trademark) System and some of these devices have received FDA marketing clearance. While the Company believes the non-invasive nature of its
ColorMate(Registered Trademark) TLc- BiliTest(Registered Trademark) System for
monitoring newborn bilirubinemia (infant jaundice) provides benefits to patients, no assurance can be given that the medical community will accept and support the Company's medical device. There is no assurance that the Company's
ColorMate(Registered Trademark) Device for newborn bilirubinemia (infant jaundice), or other future medical applications of the Company's technology will be capable of being produced in commercial quantities at acceptable costs. There can be no assurance that the existing medical applications for monitoring newborn bilirubinemia (infant jaundice), or for future applications even if all regulatory and reimbursement approvals are obtained, will be successfully marketed or achieve any significant degree of market acceptance among physicians, health care payors and others. The medical community generally has had limited exposure to the Company and its proposed medical application.
Because the medical community is generally relatively slow to adopt new technologies, procedures or devices, the Company might be unable to gain access to potential customers to demonstrate the operation of its Intellectual
Properties in the medical field. Even if the Company gains access to sufficient potential customers, no assurance can be given that members of the medical community will perceive a need for or accept the Company's proposed medical application.

Physicians and other health care professionals will not recommend or use the
ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System unless they determine, based on experience, clinical data, relative cost, and other factors such as competitive products, that the ColorMate(Registered Trademark)
TLc-BiliTest(Registered Trademark) System is an attractive alternative for reducing the current traumatic blood tests that have a long history of safe and effective use or other competitive products. The Company believes that recommendations by physicians and clinicians will be essential for the market acceptance of these products, but there can be no assurance that any such recommendations will be obtained. To the extent the Company is able to market and distribute its ColorMate(Registered Trademark) TLc-BiliTest(Registered
Trademark) System, broad market acceptance of the Company's device will require the training of numerous physicians and clinicians, and the time required to complete such training could result in a delay of successful commercial distribution to the medical market. Moreover, obtaining and maintaining health care payors' approval of reimbursement for the Company's products, and the level of reimbursement made available, will be an important factor in establishing pricing, structure and market acceptance. In addition, purchase decisions for the device will be greatly influenced by health care administrators who are subject to increasing pressures to reduce costs. Some purchasers, such as hospitals, pediatrician's offices and home health care facilities, also might be reluctant to purchase products from a company that has not demonstrated the ability to satisfy ongoing delivery requirements. In addition, hospitals, clinics and pediatricians may be unwilling or unable to commit funds to the purchase of the Company's ColorMate(Registered Trademark)
TLc-BiliTest(Registered Trademark) System due to institutional budgetary constraints.

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

Early Stage of Development of Other Potential Medical Applications. Although the
Company has received FDA clearance to commercially market its
ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System as
described above, has conducted early stage research and commenced initial clinical studies with respect to certain other Chromogenic Diseases identified by the Company (See "Business"), the Company's clinical and research development programs for other medical applications of its technology are at a very preliminary stage and substantial additional research and development and further clinical trials will be necessary before commercial versions of any additional proposed products are submitted for FDA marketing approval or clearance and produced for other such medical applications. The Company could encounter unforeseen problems in the development of such other products such as delays in conducting clinical trials, delays in the supply of key components or delays in overcoming technical hurdles. There can be no assurance that the
Company will be able to successfully address the problems that may arise during the development/commercialization process. In addition, there can be no assurance that any of the Company's proposed products for any such other medical application will be successfully developed, proven safe and efficacious in clinical trials, obtain regulatory approval or clearance, or meet applicable regulatory standards and requirements.

Assumptions Regarding Medical Business Plan and Strategy. The Company has
formulated its medical business plan and strategy based upon certain assumptions provided by the Company's medical distribution partner and other medical distribution companies regarding the size of the bilirubin monitoring market, the Company's anticipated short term and eventual share of this market, the price at which the Company believes it will be able to sell or lease its products, and consumer acceptance of the Company's products. There can be no assurance that these assumptions will prove to be correct. The Company's ability to operate in the future will depend upon many factors, including technological advances and product obsolescence; levels of competition, including the entry into the market of additional competitors and increased success by existing competitors; changes in general economic conditions; increases in operating costs including costs of production, supplies, personnel or equipment; and
changes in requirements and regulations promulgated by applicable federal, state, local and foreign regulatory authorities. There can be no assurance that the Company will successfully obtain or apply the human, operational and financial resources needed to manage a developing business. Failure by the
Company to manage its growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

Lack of Marketing and Sales Experience. The Company has not previously licensed its Intellectual Properties for use in any industry other than the beauty aid, hosiery and cosmetics industries and management of the Company has not had any experience in marketing the Intellectual Properties, ColorMate(Registered
Trademark) units or Beauty-Aid Products in any other field. Prior to licensing the Company's Intellectual Properties in any industry, including the cosmetic, beauty aids and fashion industries, the Company will be required to develop additional marketing skills relevant to such industries and conduct significant further marketing activity, and in certain of these industries, overcome regulatory hurdles, professional skepticism and develop specific practical applications therefor. There can be no assurance its own marketing efforts or those of the Company's medical distributors will successfully generate commercial levels of sales. There can be no assurance that the Company will be able to

successfully maintain a marketing and sales force, or that it will be able to maintain existing distribution agreements or enter into additional marketing and sales agreements with third parties on acceptable terms.

Dependence on Marketing and Distribution Arrangements with Third Parties. The
Company has established a medical division, which due to the cost-saving measures discussed previously, has substantially less employees than prior years, as well as a distribution partnership with Datex-Ohmeda, Inc. and its
Ohmeda Medical Division to support its marketing efforts and has entered into a separate third party manufacturing agreement for the ColorMate(Registered
Trademark) TLc-BiliTest(Registered Trademark) System. The Company's business strategy for the commercialization of its medical products depends upon the
Company's ability to maintain existing and selectively enter into and maintain arrangements with additional leading marketing and distribution companies in the medical field. There can be no assurance that the Company will be able to do so.
Any revenues to be received by the Company from its ColorMate(Registered
Trademark) TLc-BiliTest(Registered Trademark) System will be dependent on arrangements with third parties for marketing, distribution and sales of the products. As of April 16, 2001, DO has not achieved the minimum performance requirements set forth in the distribution agreement. The terms of the current medical distribution agreement with DO are now under renegotiation between the
Company and DO. There can be no assurances that terms acceptable to both parties will be successfully completed and the Company will have a medical distribution agreement. The obligation of any existing or additional third party to fund or undertake the marketing, distribution and/or sale of the product covered by any arrangements with the Company may be dependent upon the satisfaction of certain goals or "milestones" by certain specified dates, some of which are outside the
Company's control. To the extent that the obligations of any third party to fund or undertake the foregoing activities are not contingent upon the satisfaction of certain goals or milestones, a third party may retain a significant degree of discretion regarding the timing of these activities and the amount and quality of financial, personnel and other resources that they devote to these activities. Furthermore, there can be no assurance that disputes will not arise between the Company and any third party regarding their respective rights and obligations under the arrangements. Finally, there can be no assurance that a third party will not be able, due to financial, regulatory or other reasons, to satisfy its obligations under its collaborative arrangement with the Company or will not intentionally or unintentionally breach its obligations under the arrangement.

There can be no assurance that any third party will not, for competitive reasons, support, directly or indirectly, a company or product that competes with the Company's business. Furthermore, any dispute between the Company and a third party might require the Company to initiate or defend expensive litigation or arbitration proceedings.

Any significant dispute with or breach, or termination of any arrangement with such third party would require the Company to seek and reach an agreement with another third party or to assume, to the extent possible and at its own expense, all the responsibilities being undertaken by the first such third party. There can be no assurance that the Company would be able to reach an agreement with a replacement third party. If the Company were not able to find a replacement third party, there can be no assurance that the Company would be able to perform or fund the activities for which the first such third party would be responsible. Even if the Company were able to perform and fund these activities, the Company's capital requirements would increase substantially. In addition, the further manufacture, development, marketing, distribution and sale of the product covered by such arrangement would be significantly delayed.

Dependence on Medical Device and other Product Manufacturers. The Company does not itself manufacture the ColorMate(Registered Trademark) units, the
ColorMate(Registered Trademark) TLc- BiliTest(Registered Trademark) System or
the Beauty-Aid Products, and in the past has been wholly dependent on third-party OEMs of parts, assemblers, cosmetics suppliers and textile suppliers. The Company may encounter various problems in establishing and maintaining manufacturing relationships and/or operations, resulting in inefficiencies and delays. Specifically, companies often encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel. In addition, the manufacturing facilities retained by the Company to manufacture its
ColorMate(Registered Trademark) products for medical applications are subject to
FDA QSR requirements and other regulatory requirements, international quality standards (such as ISO 9001/EN46001) and other regulatory requirements.
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

Legal Proceedings. In April 2000 the United States District Court for the
Southern District of New York dismissed three putative class actions that had been filed against the Company and certain of its officers and directors.

On January 16, 2001, a lawsuit was commenced against the Company and Darby
Macfarlane in the federal district court for the Southern District of New York entitled Richard Sommers and Linda Sommers v. Chromatics Color Sciences
International, Inc. and Darby S. Macfarlane. The plaintiffs allege that certain statements purportedly made by or on behalf of the Company concerning the
Company's success, the extent of use of the ColorMate (Registered Trademark)
System and the Company's cash flow constituted violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder and Section 12(a)(2) of the Securities Act of 1933 as well as common law claims alleging fraudulent misrepresentation, concealment and nondisclosure and seek unspecified damages in an amount to be proven at trial. On March 1, 2001, the defendants moved to dismiss the complaint for failure to state a claim upon which relief can be granted, for failure to plead fraud with requisite particularity and for failure to comply with the statutory requirements for federal securities fraud claims. No decision has been rendered by the court on this motion. The defendants believe that the allegations of the complaint are without merit and intend to vigorously defend this action.

Potential International Operations. To market its ColorMate(Registered
Trademark) TLc-BiliTest(Registered Trademark) System in the European Union, the
Company sought ISO-9001/EN46001 certification and the right to affix the CE mark. ISO-9001/EN46001 certification recognizes that the Company has established a quality system for the design, development, manufacturing, servicing and distribution of its medical device. The CE mark is a symbol of quality and compliance with applicable European Union medical device directives. In March
1999, the Company received ISO-9001/EN46001 certification. In April 1999, the
Company was granted permission by the EU notified body, TUV Essen, to affix the
CE Mark to its ColorMate (Registered Trademark) TLc-BiliTest (Registered
Trademark) System. Prior to April 1, 1999, the Company passed a product inspection in February 1999 for purposes of receiving the right to affix the CE mark to such specific inspected product.

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

Prior Marketing Attempts. Other than the Company's marketing efforts with Avon, arrangements with IMS and its beauty salon placements and a lease and license agreement with Nordstrom, the Company's own attempts to license and/or lease its
Intellectual Properties and the ColorMate(Registered Trademark) units and to market its Beauty- Aid Products independently and/or through licensees never proceeded beyond the test marketing stage. There can be no assurance the Company will in the future achieve commercial leasing of its ColorMate(Registered
Trademark) units and commercial licensing of the Intellectual Properties or the sale of the Beauty-Aid Products. In addition, other than the Company's distribution partnership with Datex-Ohmeda, Inc. and its Ohmeda Medical Division for the sale of its ColorMate(Registered Trademark) TLc-BiliTest(Registered
Trademark) System (which is generating insignificant revenue) and its installation of ColorMate(Registered Trademark) units in beauty salons and beauty-related businesses (which are generating insignificant revenue), the
Company's revenue generating activities have been primarily conducted in conjunction with its former licensees (i.e., Clairol, Hanes and Avon), that provided substantial economic, administrative, marketing and advertising support. There can be no assurance that without the support of a marketing partner with financial resources, an advertising budget, market presence and consumer recognition, the Company will be able to achieve successful operations, including for medical

applications of its products and technologies. Further, there can be no assurance the Company will ever develop a commercial market for the licensing or leasing of its ColorMate(Registered Trademark) units and Intellectual
Properties, for the sale of the Beauty-Aid Products or for any medical applications of its technologies.

Competition. To the extent the Company continues to implement its business plan to commercialize a medical application for its Intellectual Properties, it will be in a field characterized by rapidly changing technology, intense competition and extensive research and development. The medical products market in general is highly competitive. The Company's ability to compete in the monitoring of newborn bilirubinemia (infant jaundice) market depends primarily on the acceptance by the medical community of the Company's new technology, which can be influenced by factors such as price, product quality and features, technical capability, breadth of product line and distribution capabilities. The Company will be competing with companies, some of which are more established and which have greater financial, technical, manufacturing, marketing, research and development and management resources than the Company (including companies such as Minolta Co., Ltd., AirShields, Respironics, Inc., which acquired Healthdyne
Technology, Inc., and SpectRx, Inc., among others), and some of which have greater name recognition and lengthier operating histories in the health care industry. The Company believes the only commercially available non-invasive bilirubinometers with FDA marketing clearance in the United States are the
Minolta Jaundice Meter and the SpectRx Bilicheck. In addition, there will be other companies with which the Company will compete regarding other potential medical applications which the Company may pursue. Furthermore, the monitoring methods currently in use for monitoring of newborn bilirubinemia (infant jaundice) as well as diseases with respect to which the Company may seek regulatory marketing clearance in the future, have already achieved acceptance by and are in widespread use in the medical community, unlike the Company's proposed methods. There can be no assurance that the Company's proposed methods will be accepted by the medical community or receive regulatory clearance.

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

The Company is competing with other companies that have experienced and well-funded marketing and sales operations. In addition, the Company's
ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System, as
well as any future medical or beauty applications marketed by the Company, will compete with existing devices, technologies and methods in achieving acceptance in the medical community or beauty industry and in attracting support from independent device distribution organizations which sell equipment to the anticipated target markets (i.e., hospitals, pediatrician's offices and home health care services, beauty salons, consumer beauty outlets, etc.).

Independent medical or beauty supply distributors who may be retained by the
Company will distribute other products which may compete with those of the
Company or which would provide greater revenues to such distributors than would be provided by the Company's products. In addition, many medical or beauty supply companies with which the Company's proposed applications and devices will compete, and which have significantly greater financial research, technical, manufacturing, and distribution resources and broader product lines than the
Company, have their own in-house marketing and distribution capabilities and have established relationships with potential customers for the Company's proposed medical or beauty application, such as pediatricians and hospitals. In addition, many of the Company's competitors offer broader product lines than the
Company, which may be a competitive advantage in obtaining contracts with health care purchasing groups. No assurance can be given that the Company will successfully and effectively market its products against these and other competitors or contract with health care providers.

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

Protection of Intellectual Property. The Company depends on its ability to obtain and maintain patent protection for its products and processes, to preserve its trade secrets, and to operate without infringing upon the proprietary rights of third parties. The validity and breadth of claims covered in technology patents involve complex legal and factual questions and therefore, may be highly uncertain. No assurance can be given that the scope of any patent protection under the Company's current patents, or under any patent the Company might obtain in the future, will exclude competitors or provide competitive advantages to the Company; that any of the Company's patents will not be held invalid if subsequently challenged; or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company.

After the expiration of a U.S. Patent owned by the Company, the proprietary technology and instrumentation disclosed in each Patent will be available for use by others without compensation to the Company, unless protected by the claims of other U.S. patents that may be issued to the Company. The Company has developed intellectual property rights in color analysis, calibration and verification in a number of fields including medical, biological, dental, cosmetic and materials testing. The intellectual property rights include trade secrets, know how and 6 pending United States patent applications. These rights also include various foreign patent applications corresponding, at least in part, to the U.S. Patents and the U.S. patent applications. There can be no assurance that patents will issue based on these patent applications or that any patent claims will provide sufficient protection to exclude others from the
Company's proprietary technology and instrumentation. There can be no assurance that the Company will not be involved in litigation to protect its trade secrets and know how or that the Company will prevail in such litigation. There can be no assurance that challenges will not be instituted against the validity or enforceability of any patents owned by or issued in the future to the Company, or that such challenges will not be successful. There can be no assurance that patent infringement claims will not be asserted against the Company and found to have merit, that the Company will not be enjoined from using its proprietary technology and instrumentation and from manufacturing and selling certain of its
Products, or would not be forced to obtain a license and pay future royalty fees as well as past damages to the party claiming infringement in amounts not presently determinable. There can be no assurance that any such license will be available to the Company. Conversely, to the extent third parties infringe upon the Company's patented Intellectual Properties, the Company may have to litigate against such third parties in order to prevent further infringement. There can be no assurance the Company will have the resources to prosecute any such litigation, or that any such litigation would be resolved in favor of the
Company. In the event it is unable to bring such litigation or obtain a favorable outcome, the Company's operations could be materially adversely affected in that the Company's failure to enforce its Patents could result in increased competition. If the Patents are declared invalid, the Company would lose patent protection for certain of its Intellectual Properties, which could have a material adverse effect on its operations.

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
The Netherlands,  Spain,  Sweden and Switzerland and  Liechtenstein,  as well as
Australian,  Canadian,  Korean and Mexican  Patents  corresponding,  at least in part, to its U.S. Patent No. 4,909,632, Australian, Taiwanese and Korean Patents
corresponding,  at least in part, to its U.S. Patent No. 5,313,267 an Australian
Patent, a Singapore Patent and two

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

Market acceptance of the Company's products in international markets will be dependent in part upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country and include both government sponsored health care and private insurance. Although the Company intends to seek international reimbursement approvals, there can be no assurance that such approvals will be obtained in a timely manner, if at all. Failure to obtain and maintain third-party reimbursement coverage for use of the ColorMate(Registered
Trademark) TLc- BiliTest(Registered Trademark) System will have a material adverse effect on the Company's ability to commercialize its technology for medical applications.

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

In June 2000 the Company submitted a 510(k) application to FDA for product upgrades and other modifications to its ColorMate (Registered Trademark)
TLc-BiliTest (Registered Trademark) System. The Company received a request from the FDA for more information regarding this submission, including a request for submission of post market hospital evaluation data in support of its claims for use of the ColorMate(Registered Trademark)TLc-BiliTest(Registered Trademark)
system for patients undergoing phototherapy. The Company is currently preparing these responses for submission. There can be no assurance this application will be given clearance by the FDA.

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
In April 1999, the Company also was granted permission by the European Union notified body, TUV Essen, to affix the CE Mark to its ColorMate (Registered
Trademark) TLc-BiliTest (Registered Trademark) System. Prior to April 1, 1999,
the Company passed a product inspection in February 1999 for purposes of receiving the right to affix the CE mark to such specific inspected product.
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

The Company and any third party with which it has made contract manufacturing or other regulated arrangements is required to adhere to applicable FDA regulations, including the QSR requirements and similar regulations in other countries as required, which include, among other things, testing, control, and documentation requirements. Ongoing compliance with QSR requirements and other applicable regulatory requirements will be strictly enforced in the United
States through periodic inspections by federal and possibly state agencies, including the FDA, and in foreign jurisdictions by comparable agencies. Failure to comply with applicable regulatory requirements could result in, among other things, warning letters, injunctions, civil monetary penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for devices, possible rescission or withdrawal of clearances or approvals previously obtained and criminal prosecution. The restriction, suspension or revocation of regulatory clearances or approvals or government enforcement actions due to any other failure to comply with regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

Product Liability. The medical products industry is subject to substantial product liability litigation, and the Company faces an inherent business risk of exposure to product liability claims in the event that the use of its products is alleged to have resulted in adverse effects to a patient or product user. Any such claims could have a material adverse effect on the Company, including on market acceptance of its ColorMate(Registered Trademark) TLc-BiliTest(Registered
Trademark) System. As the ColorMate(Registered Trademark) TLc-
BiliTest(Registered Trademark) System enters commercial use, the Company will be in a field where it may become subject to product liability claims by patients and/or users and might become a defendant in product liability litigation.
Although the Company has limited product liability insurance, through December
31, 2000, there can be no assurance that it will be able to maintain such product liability insurance or that such insurance would be sufficient to protect the Company against any such liabilities.

The Company maintains its own product liability insurance with respect to cosmetic and beauty aid applications. There can be no assurance that such insurance will be adequate to protect the Company from claims that may be brought against it by users of the ColorMate(Registered Trademark) units or its
Beauty-Aid Products.

The Company has not established, and the Company does not intend to establish, any reserves against any of the foregoing liabilities. In the event of an uninsured or inadequately insured product liability claim in the future based on the performance of the Company's ColorMate(Registered Trademark) TLc-
BiliTest(Registered Trademark) System, its ColorMate(Registered Trademark) units or Beauty-Aid Products, the Company's business and financial condition could be materially adversely affected and the Company could be forced to cease operations.

Control; Dependence on Management. The Company is dependent primarily on the services of Darby Simpson Macfarlane, Chairperson and Chief Technology Officer,
and David Kenneth Macfarlane, Vice President, Research and Development. The loss of either of their services could have a material adverse effect on the Company.
Although the Company has purchased key-man life insurance policies in the amounts of $1,000,000 on the lives of both Mrs. and Mr. Macfarlane, there can be no assurance that the proceeds from such policies would enable the Company to retain suitable replacements for them.

Lack of Public Market; Possible Volatility of Stock Price. There is no assurance that a regular trading market for the Company's securities will be restored or, if restored, that it will be sustained. The market price for the Company's
Common Stock may be significantly affected by such factors as the Company's financial performance, the results of the Company's efforts to license its
Intellectual Properties and to market its products, and various factors affecting the color science industry, the medical communities and the beauty aid and cosmetics industries generally. Additionally, in recent years, the stock market has experienced a high level of price and volume volatility for many companies, particularly small and emerging growth companies traded in the over-the-counter market, and these wide price fluctuations are not

necessarily   related  to  the  operating   performance   of  these   companies.
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

Item 2.  Properties

The Company's executive offices, consisting of approximately 15,000 sq. ft. of space, are located in New York, New York and are occupied pursuant to a lease currently under negotiation. Rentals under such lease (including storage facilities) currently are being paid at the rate of $26,000 per month, plus occupancy costs. Additionally, the Company leases approximately 1,500 sq. ft. of space in Spokane, Washington which is used for research and development activities pursuant to a month to month lease. Rentals under such lease are
$2,018 per month.

The Company also occupies approximately 2,000 sq. ft. of space located in
Riverdale, New York, which is used for research and development activities and manufacturing administration, at a cost of $1,750 per month, which space is subleased by the Company from Darby Simpson Macfarlane, a director, officer and principal shareholder of the Company; such rent is equal to Mrs. Macfarlane's actual lease cost for such premises. The Company paid $21,000 for such space in
2000. The Company also maintains approximately 1,000 sq. ft. of space at 10 Old
Jackson Avenue, Hastings-on-Hudson, New York, at the residence of Mrs.
Macfarlane which is used for research and development activities and administrative offices for extensive overtime hours spent on management and research and development. The Company paid approximately $10,980 for such space in 2000.

In 2000, the Company also occupied  approximately 1,000 sq. ft. of space located in Milford, Connecticut which was leased pursuant to a month to month lease at a cost of $1,670 per month,  and used  primarily as office space for the Company's medical marketing, sales and distribution support division. The Company ceased to occupy such space in February 2000.

Item 3.  Legal Proceedings

In April 2000 the United States District Court for the Southern District of New
York dismissed three putative class actions that had been filed against the
Company and certain of its officers and directors.

On January 16, 2001, a lawsuit was commenced against the Company and Darby
Macfarlane in the federal district court for the Southern District of New York entitled Richard Sommers and Linda Sommers v. Chromatics Color Sciences
International, Inc. and Darby S. Macfarlane. The plaintiffs allege that certain statements purportedly made by or on behalf of the Company concerning the
Company's success, the extent of use of the ColorMate (Registered Trademark)
System and the Company's cash flow constituted violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder and Section 12(a)(2) of the Securities Act of 1933 as well as common law claims alleging fraudulent misrepresentation, concealment and nondisclosure and seek unspecified damages in an amount to be proven at trial. On March 1, 2001, the defendants moved to dismiss the complaint for failure to state a claim upon which relief can be granted, for failure to plead fraud with requisite particularity and for failure to comply with the statutory requirements for federal securities fraud claims. No decision has been rendered by the court on this motion. The defendants believe that the allegations of the complaint are without merit and intend to vigorously defend this action.

Item 4. Submission of Matters to a Vote of Security Holders

On December 18, 2000, at the annual meeting of shareholders held at the Legends
Hotel and Conference Center in McAfee, New Jersey, the shareholders (i) did not approve an Amendment to the Company's Certificate of Incorporation for a
classified Board of Directors, as the required shareholder vote was not received, (ii) elected seven directors of the Company to serve for a term of one year and until their respective successors shall be elected and shall qualify,
(iii) ratified the appointment of BDO Seidman, LLP as auditors of the Company for the year ending December 31, 2000 and (iv) approved a proposal to amend the
1992 Plan to increase the number of shares of Common Stock authorized to be issued thereunder from 5,500,000 to 6,500,000, an increase of 1,000,000 shares, and (v) approved a proposal to amend the Company's Certificate of Incorporation to effect a one for three reverse stock split of the Company's issued and outstanding shares of Common Stock.

The following table sets forth the votes cast for each proposal presented at the
Company's annual meeting:

       Amendment of the Company's Certificate of Incorporation to provide for a classified Board of Directors
--------------------------------------------------------------------------------

     Votes For      Votes Against       Abstentions            Non-Votes
  ---------------  ---------------   -----------------     ---------------
     4,795,804         837,750           24,005               11,326,761

                              Election of Directors

---------------------------------------------------------------------------
                                          Votes For            Withheld
                                       ----------------     ---------------
Darby S. Macfarlane                       16,683,623            300,697

David Kenneth Macfarlane                  16,683,623            300,697
Leslie Foglesong                          16,698,323            285,997
Edmund Vimond                             16,698,323            285,997
Edward Mahoney                            16,698,323            285,997
James Bergman                             16,755,623            229,297
Brian T. Fitzpatrick                      16,755,623            229,297

                 Ratification of Appointment of BDO Seidman LLP
--------------------------------------------------------------------------------
         Votes For      Votes Against      Abstentions      Broker Non-Votes
       --------------  ---------------    -------------   ----------------------
        16,928,194         48,626            7,500                0

                             Amendment of 1992 Plan

--------------------------------------------------------------------------------
    Votes For      Votes Against        Abstentions             Not Voted
  --------------  ----------------    ---------------      ---------------------
    4,227,053        1,363,867            66,639                11,850,509

                    Amendment of the Company's Certificate of
                  Incorporation to Effect Reverse Stock Split.
--------------------------------------------------------------------------------
          Votes For                Votes Against            Abstentions
     -----------------         -------------------       -----------------
         16,446,170                  527,160                   10,990

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

Prior to February 8, 1993, the date on which the Common Stock was approved for quotation on the Nasdaq Stock Market SmallCap Market ("NASDAQ"), there was no public market for the Common Stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily reflect actual transactions. On March 23, 2001, the Company's Common Stock was
suspended from trading on the Nasdaq Small Cap Market as a result of the
Company's failure to satisfy certain

conditions. There were 150 holders of record of the Common Stock as of March 30,
2001, including nominees for an unknown number of beneficial holders.

Common Stock

The following tables set forth the high and low bid prices for the Common Stock for each of the periods indicated (after giving retroactive effect to the
February 1998 3 for 2 Stock Split):

Period                                                         Price
-----------------------------------------------     ---------------------------
                                                        High            Low
                                                    ------------    -----------
January 1, 1999 to March 31, 1999                       11.500          4.625
April 1, 1999 to June 30, 1999                          13.938          7.625
July 1, 1999 to September 30, 1999                       8.938          5.125
October 1, 1999 to December 31, 1999                     9.125          5.125
January 1, 2000 to March 31, 2000                        7.938          5.375
April 1, 2000 to June 30, 2000                           5.375          2.875
July 1, 2000 to September 30, 2000                       5.063          0.625
October 1, 2000 to December 31, 2000                     2.125          0.25

Dividend Policy

The Company has not paid, during the two fiscal years ended December 31, 2000, and has no present intention to declare or pay, cash dividends on the Common
Stock in the foreseeable future. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations. The
Company has outstanding 1,380,000 shares of the Class A Preferred Stock entitled to an annual non- cumulative dividend of $0.001 per share, when and as declared by the Board of Directors of the Company, payable quarterly, which dividend must be paid before any cash dividend may be paid with respect to the Common Stock.
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

                                     Years Ended December 31,
-------------------------------------------------------------------------------
                         2000        1999       1998      1997         1996
                      ----------  ---------- ---------- ----------  -----------
Total  Assets         $8,996,800  $8,110,200 $7,878,200 $10,752,600  $6,747,500
Senior Convertible
Debentures including
accrued interest          -       4,661,600      -          -            -
Redeemable Preferred
Stock                   13,800    2,942,500      13,800      13,800       3,800
Stockholders' Equity 3,386,700     (503,700)  6,569,200   9,896,300   5,942,200
(Deficiency)
Revenues             3,842,000    1,103,200      46,600      11,500      66,600
Net Loss           (19,496,400) (12,808,000) (7,284,800)  5,053,100) (4,442,300)
Net Loss per share -
Basicand diluted (*)     (1.40)       (0.93)      (0.49)       0.40)       0.51)

(*) Loss per share was retroactively adjusted to reflect the three for two split of February 1998.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
of Operations

Results of Operations

Fiscal Year 2000 Compared to Fiscal Year 1999

The Company incurred net losses of $19,496,400 and $12,808,000 for the fiscal years ended December 31, 2000 and 1999, respectively. Loss per share was $1.40 for 2000 and $.93 for 1999.

Revenues for the fiscal year ended December 31, 2000 were $3,842,000 as compared to $1,103,200 in the prior fiscal year. The Revenues for 2000 are primarily from
Gordon as a result of the acquisition of Gordon on June 2, 2000. The consolidated financial statements of the Company include revenues from Gordon from the date of acquisition through December 31, 2000. The revenues for the fiscal year ending December 31, 1999 are primarily from the sale of products to
Ohmeda, which were approximately $80,000 in 2000.

Cost of sales was $3,868,400 (which includes an impairment charge of $733,100 on the Company's inventory) for the fiscal year ended December 31, 2000 as compared to $898,100 in the prior year. The current year's cost of sales prior to the impairment charge relates primarily to the cost of sales for Gordon. Cost of sales in the prior year primarily relate to the sales to Ohmeda.

In light of the serious liquidity and other problems at the Company and because of the lack of viable levels of sales of its medical equipment and the liquidity problems at Gordon, the Company recorded $6,784,000 of impairment charges. Of this amount, $5,276,500 relates to write-off of goodwill relating to the Gordon acquisition.

Sales, marketing and trade show costs were $2,047,300 in 2000 as compared to
$2,511,600 in 1999. Medical regulatory expenses were $840,100 in 2000 as compared to $1,323,300 in 1999.

Research and development costs were $1,430,500 for the fiscal year ended
December 31, 2000 as compared to $996,300 in the prior fiscal year. The increase in the current period is primarily a result of the continuing implementation of the Company's long-term business plan to seek commercial applications of its intellectual properties and technologies. In addition, the current period includes research and development costs from Gordon.

Compensation - Officers and employees were $1,430,500 for the fiscal year ended
December 31, 2000 as compared to $803,900 for the prior fiscal year. The increase in these costs in the current period is a result of the Company now including the compensation of officers and employees of Gordon and the addition of executive and senior level personnel to implement the Company's business plan.

Total General and administrative costs were $5,809,600 for the fiscal year ended
December 31, 2000 as compared to $3,951,200 in the prior year. The increase primarily results from the acquisition of Gordon, which costs were not in the prior year, the above-mentioned increase in Compensation costs, an increase in consultants, an increase in depreciation and amortization costs and the amortization of goodwill due to the acquisition of Gordon.

Interest and non-cash financing costs were $1,682,900 in the fiscal year ended
December 31, 2000 as compared to $3,313,000 in the prior period. The decrease is due to a reduction in the amortization of original issue discount on the senior convertible debentures, partially offset by the increase in interest expense due to the acquisition of Gordon.

Deemed dividend on preferred stock was $3,900,000 in the fiscal year ended
December 31, 2000 as compared to $1,558,300 in the prior year. The increase is due to the amortization of a new series of preferred stock which was not issued in 1999 and the impact of a new accounting release.

Although the Company has substantially reduced personnel and ongoing operating expenses, the Company expects that it will continue to incur costs in connection with the required research and development on its new LED instrument and technology, complete filings, administration and maintenance for certain intellectual properties and regulatory requirements; supply updated products and sales support to its medical distributor; complete FDA filings for upgrades to its medical products, and explore the possibility of either renegotiating its current distribution agreement for its medical products or selling the exclusive rights to its medical products and technology.

The Company anticipates that it will continue to incur net losses for the foreseeable future as expenses are incurred in implementing its long-term business plan.

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

The Company anticipates that it will continue to incur significant costs and expenses in connection with FDA application, manufacturing and other regulations, state regulatory requirements and foreign market clearances, other requirements and related patent costs. In addition, the Company expects to incur significant expenses relating to manufacturing expenses, products liability insurance, legal and regulatory compliance, including QSR/GMP quality system substantial compliance, as well as research and

development for new potential applications, and implementation of the next phase of its efforts to successfully commercialize the medical application of its technology. The Company anticipates significantly higher compensation expenses in connection with increased hiring of executives and staff. The Company will also incur additional expenses implementing additional testing and clinical trials of its technologies for the possible monitoring of other chromogenic diseases. The Company also anticipates further legal expenses in connection with its defense of certain class action suits that have been brought against the
Company. See "Legal Proceedings."

In June 1999 the Company entered into an agreement for the exclusive distribution of its ColorMate(Registered Trademark) TLc-BiliTest(Registered
Trademark) System in the hospital, pediatricians' office and home healthcare markets in the United States with Datex Ohmeda, Inc. and its Ohmeda Medical
Division. The Company expects to generate revenue through its relationship with
Datex Ohmeda, Inc. and its Ohmeda Medical Division from the aggregate sales of its ColorMate (Registered Trademark) TLc-BiliTest(Registered Trademark) System
and the disposable TLc-Lensette (Trademark) calibration and verification standards which calibrate the device prior to its use.

The ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System
consists of two distinct products: the ColorMate(Registered Trademark)
TLc-BiliTest(Registered Trademark) System device and the TLc-Lensette(Trademark)
calibration and verification standards. The initial transfer prices of the
ColorMate(Registered Trademark) TLc-BiliTest(Registered Trademark) System
devices and the TLc-Lensette(Trademark) calibration and verification standards are initially set at established minimum amounts. The Company expects to receive additional amounts from the distributor equal to a defined percentage of the distributor's sales of the products ("Profit Sharing Payments"). The Company incurred a small loss in 1999 based on the initial transfer price of the
ColorMate(Registered Trademark) TLc- BiliTest(Registered Trademark) System
devices. In addition, any Profit Sharing Payments will generate additional profits to the Company.

Liquidity and Capital Resources

Fiscal Year 2000 Compared to Fiscal Year 1999

Current Assets were $4,317,400 at December 31, 2000 as compared to $4,933,700 at
December 31, 1999. This decrease is primarily attributable to a decrease in cash due to the cash operating losses partially offset by the increase in Accounts receivable and Inventories primarily due to the acquisition of Gordon.

As indicated in the Consolidated Statement of Cash Flows, the Company continues to experience significant negative net cash flows from operating and investing activities.

The 2000 net cash outflow from operating activities is primarily attributed to the Company's net loss (partially offset by depreciation and amortization expense, non-cash compensation costs to consultants, non-cash interest and financing costs, collections of accounts receivable and the impairment provision.)

Cash flows from financing activities during 2000 principally represent
$9,152,400 of proceeds from the issuance of common stock, preferred stock and warrants.

The Company lacks funds to continue material aspects of its operations and business plan, including funds and necessary personnel to complete recently required research and development on its new LED instrument and technology discovered during its first mass manufacturing process; complete filings, administration and maintenance for certain intellectual properties and regulatory requirements; supply upgraded products and sales support to its medical distributor; and complete FDA regulatory filings for upgrades to its medical products.

The Company's current objective with regard to its medical business is to arrive at acceptable revised terms of the existing agreement with the distributor or to identify a strategic partner in the medical industry to whom the Company could sell, for an up-front fee and ongoing royalty, the exclusive market rights to the ColorMate TLc-BiliTest System.

The Company's subsidiary, Gordon, has a note payable to a finance Company totaling $2,714,700 at December 31, 2000, which is secured by substantially all of the assets of Gordon. The failure by Gordon to make the regularly scheduled payment due February 18, 2001 and March 18, 2001, each in the amount of
$54,108.31, as well as the failure to pay other amounts due, including the sum of $1,758.86 for expenses and $10,000 for an amendment fee, constitutes an event of default under the loan agreement. The lender has requested full payment of the loan which Gordon cannot afford to pay without additional financing. Gordon is currently negotiating with the lender in an attempt to renegotiate the loan.
The failure of Gordon to successfully renegotiate this financing could force
Gordon to seek protection from its creditors in bankruptcy. The Company is not responsible for payment of this loan.

The Company is experiencing a major liquidity crisis and requires an immediate infusion of cash to continue operations. In addition, the Company's subsidiary
-Gordon, continues to experience cash flow losses. The Company is seeking additional capital to facilitate short-term liquidity and is currently reviewing various financial proposals and has taken steps to reduce costs. If the Company is unable to obtain such short-term financing, or sell its assets to obtain a cash infusion, it may be forced to seek protection from its creditors in bankruptcy.

Even if the Company is successful in obtaining this short-term cash infusion, the Company will require additional future financing. If the Company is not able to attract additional future financing, generate significant revenue from operations and/or successfully market its products and technologies, it may have to significantly curtail and/or cease operations and be forced to seek protection from its creditors in bankruptcy.

The Independent Accountants' Report on the December 31, 2000 financial statements indicates the Company has incurred recurring losses for the last several years, including $19,464,400 in 2000 and has experienced significant problems and delays exploiting its primary technology (medical equipment). In addition, the Company's subsidiary, Gordon, has defaulted on its debt services obligations and the lender has demanded payment of the entire debt, which totaled $2,714,700 at December 31, 2000. The Independent Accountants' Report
states that these matters raise substantial doubt about the Company's ability to continue as a going concern.

The Company is currently negotiating proposals for financing the Company. One proposal would include the purchase of 75% of Gordon Laboratories for over 1 million (with a 9-month option to the Company to purchase the shares of Gordon back for the purchase price plus interest) and additional funds provided under a secured loan to the Company. Another proposal would be for an equity financing.
Such proposals require negotiation of warrants to purchase the Company's stock and are subject to satisfactory completion of due diligence, negotiation, execution and delivery of definitive agreements by and between the parties, the lifting of the suspension of trading of the Company's common stock on the Nasdaq
Small Cap Market (CCSI) and compliance with the Net Asset Nasdaq listing requirement.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

         None.

Item 8.  Financial Statements and Supplemental Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

                                                                       ---------

                                                                      Page
                                                                    ---------
Independent Accountants'
Reports...............................................................F-2

Consolidated Balance Sheets as of December 31, 2000 and
1999..................................................................F-3

Consolidated Statements of Operations for the years
 ended December 31, 2000, 1999 and 1998...............................F-4

Consolidated Statements of Changes in Shareholders'
 Equity for the years endedDecember 31, 2000, 1999 and 1998...........F-5

Consolidated Statements of Cash Flows for the years
  ended December 31, 2000, 1999 and 1998..............................F-6

Notes to Consolidated Financial Statements............................F-7

Item  9.  Changes  In And  Disagreements  With  Accountants  On  Accounting  And
Financial Disclosure. None

PART III

Item 10. Directors and Executive Officers of the Company

Certain information concerning directors and executive officers of the Company is set forth below:

Name                              Age        Position
Darby Simpson Macfarlane          56         Director, Chairperson of the Board
                                             of Directors, Chief Technology
                                             Officer, Treasurer
Brian T. Fitzpatrick              47         Director, Acting Chief Executive
                                             Officer, President
David Kenneth Macfarlane          54         Director, Vice President, Research
                                             and Development
Leslie Foglesong*                 45         Director, Secretary, Assistant
                                             Treasurer
Edmund Vimond*++                  64         Director
Edward Mahoney*++                 49         Director
James Bergman                     39         Director
Frank Marchese                    45         Chief Financial Officer
Robert Shapiro                    50         Director
James Berquist                    46         Director

o        Member of the Audit Committee of the Board of Directors.
++       Member of the Compensation Committee of the Board of Directors.

Directors  are elected  annually by the  shareholders  and hold office until the next annual meeting and until

their respective successors are elected and qualified. Executive officers are elected by the Board of Directors, serve at the direction of the Board of
Directors and hold office until their respective successors are elected and qualified. There is no current arrangement or understanding between any director or executive officer and any other person pursuant to which such person was or is to be selected as a director or executive officer of the Company.

Mrs.  Macfarlane and Mr. Macfarlane were formerly married to one another.  There are no other family  relationships  among the directors or executive officers of the Company.

Set forth below is certain additional information with respect to the directors, executive officers and certain consultants of the Company.

Mrs. Macfarlane co-founded the Company in March 1984. She has been Chairperson of the Board, Chief Executive Officer, Chief Technology Officer, Treasurer or
Assistant Treasurer and a director of the Company since formation and also served in the capacity of President until April 9, 1995. Prior to such time,
Mrs. Macfarlane was the co-founder in 1974 of Personalized Colors, Inc.
Commencing in 1978, Mrs. Macfarlane and Mr. Macfarlane led and directed the
Company's research and development and mass- manufacturing efforts of the color science technology, instrumentation and cosmetic and related products now offered by the Company.

Mr.  Macfarlane  co-founded the Company and is also one of the primary inventors of the patented technologies used in the ColorMate(Registered Trademark) System.
In  addition,   Mr.  Macfarlane  developed  the  manufacturing,   technical  and
engineering  specifications necessary to have miniaturized and mass manufactured the  ColorMate(Registered  Trademark)  System.  Mr.  Macfarlane  has  been  Vice
President-  Research  and  Development,  and a  director  of the  Company  since formation.  Prior to 1984, Mr. Macfarlane held a variety of executive  positions with finance,  sales,  marketing,  research and  development  and  manufacturing companies in Europe, South Africa and the United States, including International
Technical Research and Development, Ltd., and Trumach, Inc.

Leslie Foglesong has been the Secretary, Treasurer or Assistant Treasurer and a director of the Company since its formation.

Mr. Edmund G. Vimond has previously provided consulting services to the Company.
On  December  1,  1997,  Mr.  Vimond was  appointed  to the  Company's  Board of
Directors  and  currently  acts  as  Chairman  of  the  Company's   Compensation
Committee.  From 1991 to 1997, Mr. Vimond was the President and Chief  Executive
Officer of Ocurest  Laboratories,  Inc. Mr. Vimond was  responsible for managing
all   functions  of  the  business,   including   marketing,   sales,   contract
manufacturing, personnel and finance and systems. Prior to 1991, Mr. Vimond held positions  in various  executive  capacities  with RJR  Nabisco  Inc.,  American
Cyanamid Co., Johnson & Johnson and Warner-Lambert  Company. Since January 1998,
Mr.  Vimond  has been the  principal  of Edmund  Vimond  Associates,  a business development  consulting practice.  Mr. Vimond received BSBA and MBA degrees from
Northwestern University.

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

Brian T. Fitzpatrick was appointed Acting Chief Executive Officer and a director of the Company on

August 14, 2000.  He  previously  served in the capacity of President  and Chief
Operating Officer of the Company,  which role he assumed upon the Company's June
2000 acquisition of Gordon Laboratories,  Inc., a Carson City,  California based formulator  and  manufacturer  of cosmetics,  hair care and other  personal care products.  Mr.  Fitzpatrick had been the President,  Chief Executive Officer and
Chairman of Gordon since April 1996. Prior to Gordon,  Mr. Fitzpatrick served as
President  of  several  electronic  manufacturing  companies  and worked for the
Polaroid  Corporation  in its industrial  marketing  division.  Mr.  Fitzpatrick earned an M.B.A. in Finance and Marketing from Adelphi  University in 1986 and a
B.S. in Marketing from Seton Hall University in 1975.

James N. Bergman was appointed to the Board of Directors on August 14, 2000. He is currently the Chief Operating Officer of Lawrence Brothers, Inc., a building hardware manufacturer, and had been a partner in the law firm of Ward, Murray,
Pace and Johnson until August 1999. He is a graduate of Northern Illinois
University Law School and has an undergraduate degree in accounting from the
University of Iowa.

Frank Marchese, a certified public accountant,  has been Chief Financial Officer of the Company since January 2000. Mr.  Marchese had previously  served as Chief
Financial  Officer of  Pharmaceutical  Formulations,  Inc. from 1992 until 1999,
Director of Finance  for Primex  Plastics  Corporation  from 1989 until 1992 and
Senior Manager with the accounting firm of KPMG Peat Marwick, LLP prior to 1989.
Mr. Marchese holds an MBA degree from New York University and a BBA. degree from
Pace University.

Darby S. Macfarlane and David Kenneth Macfarlane are the founders of the Company and, as such, may be deemed "promoters" of the Company as those terms are defined in the rules and regulations promulgated under the Securities Act of
1933, as amended. There is no family relationship among any other directors or executive officers of the Company.

Medical Advisory Board

The Company  established  a Medical  Advisory  Board  consisting  of Dr. Fred W.
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
Trademark) units. The Company has also retained consultants to provide public relations, shareholder relations, financial, licensing and investment banking services. In 2000, these consultants and temporary personnel were paid an aggregate of $250,000 and were granted warrants to purchase an aggregate of
298,718 shares of the Company's Common Stock. All consultants may be reimbursed by the Company for reasonable out-of- pocket expenses incurred by them in connection with the services each consultant provides to the Company.

Compliance with Section 16(a) of the Exchange Act

The Company became subject to the reporting requirements of Section 13 of the
Exchange Act on February 5, 1993 and, accordingly, the Company's officers, directors and greater than 10 percent beneficial owners were subject to the reporting requirements of Section 16(a) of the Exchange Act during the year ended December 31, 1993. The Company believes that during the fiscal year ended
December 31, 2000 all filing requirements under Section 16(a) applicable to its officers, directors and greater than ten percent beneficial owners were complied with on a timely basis.

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes all plan and non-plan compensation awarded to, earned by or paid to the Company's Chief Executive Officer and its three other executive officers who were serving as such during and at the end of fiscal 2000 for services rendered in all capacities to the Company in the last three fiscal years.

                                                          Long-Term Compensation
                                                          ----------------------
                            Annual Compensation         Awards
                          --------------------------  ---------

Name and                                                              All other
Principal Position       Year    Salary($) Bonus($)   Options(#)(1) Compensation
---------------------    ------  --------  --------   ------------ -------------
Darby S. Macfarlane,      2000   $224,000  $20,000            0             0
Chairperson, Chief        1999   $175,000                     0             0
TechnologyOfficer,        1998   $175,000                     0             0
Treasurer

Arthur Guiry,             2000   $101,600        0            0             0
President(2)              1999   $200,000        0            0             0
                          1998   $200,000        0            0             0

David Kenneth Macfarlane, 2000   $125,000        0            0             0
Vice-President            1999   $125,000        0            0             0
                          1998   $125,000        0            0             0

Leslie Foglesong,         2000   $134,000        0            0             0
Secretary and Assistant   1999   $100,000  $10,000            0             0
Treasurer                 1998   $100,000   $5,000      100,000             0

Frank Marchese, Chief     2000   $135,000     0          50,000             0
Financial Officer

Brian T. Fitzpatrick,     2000 $111,500(3)    0         250,000             0
Acting Chief Executive
Officer, President

(1) In February 1998, the Company effected a three-for-two forward stock split.
The number of shares issuable upon the exercise of stock options granted under the 1992 Plan presented above give effect to the stock split.

(2) Mr. Arthur Guiry died in March 2000.

(3) For 6 months

Aggregated  Option/SAR  Exercises  in Last  Fiscal  Year  and  Fiscal  Year  End
Option/SAR Value Table

The following table sets forth information with respect to stock options exercised during the fiscal year ended December 31, 2000 and the value at
December 31, 2000 of unexercised stock options held by the Chief Executive
Officer and the other executive officers of the Company. The number of shares presented gives effect to the Stock Split:

                                                  Number of
                                                  Securities         Value of
                                                  Underlying     Unexercised In-
                                                  Unexercised       the-Money
                                                    Options         Options at
                                                   at Fiscal          Fiscal
                                                   Year-End         Year-End (1)
                                        -------------------------- -------------
                            Shares

                          acquired on     Value   Exercisable/      Exercisable/
            Name          Exercise (#)   Realized Unexercisable(#) Unexercisable
----------------------- --------------  --------- ---------------- ------------
Darby S. Macfarlane           0             0      450,000/0            $0
Brian T. Fitzpatrick          0             0      0/250,000            $0
Arthur Guiry               105,000      $465,900        0                -
David Kenneth Macfarlane      0             0      300,000/0            $0
Leslie Foglesong              0             0      250,000/0            $0
Frank Marchese                0             0    16,666/33,334          $0

(1) Options were not in-the-money at year end

Compensation of Directors

Directors who are officers of the Company do not receive additional compensation for serving on the Board of Directors or for their attendance at Board of
Directors' meetings. Edmund Vimond and Edward Mahoney each received a monthly director's fee of $6,000. In addition, Mr. Mahoney received options to purchase
37,500 (on January 26, 1998) shares of the Company's Common Stock under the 1992
Plan and each of Messrs.. Mahoney and Vimond received options to purchase 20,000
(on October 30, 1998) shares of the Company's Common Stock under the 1992 Plan.
The stock options granted to Mr. Vimond and Mr. Mahoney vest in equal installments on the first, second and third anniversaries of the date of grant and are exercisable at $9.25 (Mahoney's grant on January 26, 1998) all of which became exercisable on January 26, 2001) and $5.375 (grants on October 30, 1998)
(two-thirds became exercisable at October 30, 2001) per share, respectively. Mr.
Vimond also received 22,500 stock options on December 1, 1997, all of which became exercisable on December 1, 2001 and expires on December 1, 2007 and are exercisable at $9.71 per share. In addition, on July 15, 1997, Mr. Vimond received 15,000 stock options, all of which options were fully exercisable on
July 15, 2000, expire on July 15, 2007 and are exercisable at $5.42 per share.

Employment Agreements

The Company has entered into separate employment agreements with each of Darby
Simpson Macfarlane and David Kenneth Macfarlane, providing for Mrs. Macfarlane's employment as Chairperson and Chief Executive Officer and for Mr. Macfarlane's
employment as Vice President, Research and Development, each extendable at the employee's option until February 1, 2003. These Agreements were amended in
August 2000 to provide for conforming severance benefits in accordance with the terms of these employment agreements when Brian T. Fitzpatrick was appointed
Acting Chief Executive Officer and Ms.

Macfarlane was appointed as Chief Technology Officer and continued as
Chairperson of the Company. The agreements with Mrs. and Mr. Macfarlane provide for annual base salaries in 2000 of $225,000 and $150,000, respectively, subject to annual increases as provided for in their agreements. In addition, Mrs.
Macfarlane's agreement provides for a bonus payment of 33% of the first million of the Company's net recovery in excess of $2,000,000 from the Avon Litigation.
Accordingly, Mrs. Macfarlane was to receive $361,200, all of which has been paid. In connection with Mrs. Macfarlane's agreement to defer full repayment until January 1, 1999, Mrs. Macfarlane also agreed to forego any discretionary performance bonus under her employment agreement in 1999. Under the employment agreements, the Company is obligated to provide Mr. Macfarlane with a $300,000 and Mrs. Macfarlane with a $1,000,000 term life insurance policy and disability insurance. The Company maintains key-man life insurance on each of Mrs. and Mr.
Macfarlane in the amount of $1,000,000.

The employment agreements also provide for the payment of termination benefits by the Company if employment thereunder is terminated (i) by the Company for any reason other than death or disability as set forth therein or (ii) by reason of death or disability. If Mr. or Mrs. Macfarlane's employment is terminated by the
Company or the employee for any reason the Company is required by each agreement to pay to the terminated employee an amount equal to (a) the aggregate base salary payable for the remainder of the employment period of the agreement and
(b) the aggregate base salary payable thereunder for three years, plus, in each case, and for each year, an amount not less than any bonus granted by the Board of Directors of the Company to the employee in the year immediately preceding the year in which termination occurred. If the employee's employment is terminated by reason of death or disability, the Company is required to pay to
Mrs. Macfarlane and Mr. Macfarlane, as applicable, an amount equal to three years aggregate base salary in the case of Mrs. Macfarlane, and two year's base salary in the case of Mr. Macfarlane, plus in each case and for each year, an amount not less than the pro rata portion of any bonus granted to the employee in the year immediately preceding the year in which such termination occurs.

In addition, the Company entered into a three-year employment agreement, commencing on January 4, 2000, with Frank Marchese, pursuant to which he serves as Chief Financial Officer of the Company. The term of the agreement may be extended for an additional two years at the Company's option. The agreement provides for an annual base salary of $135,000, plus options under the 1992
Stock Option Plan to purchase an aggregate of 50,000 shares of Common Stock at an exercise price equal to the fair market value per share of the Common Stock on the date of grant. The options vest in equal installments upon each of the first, second and third anniversaries of the start date. The Company may terminate the agreement by reason of physical or mental disability, but in such case Mr. Marchese would remain entitled to full compensation and benefits during the period prior to such termination. If Mr. Marchese's employment with the
Company were terminated by reason of his death, he would be entitled to any unpaid but accrued portion of his base salary through the date of such termination, including a pro rata portion of the bonus. If his employment were terminated by the Company upon 30 days written notice or within one year after a
"change of control", but other than for "cause" or by reason of death or disability, then Mr. Marchese would be entitled to his base salary for the
24-month period following such termination or for the remaining term of the agreement, whichever is shorter, and medical benefits for one year for himself and his immediate family.

The Company also entered into a five-year employment agreement with Brian T.
Fitzpatrick, commencing on April 17, 2000, pursuant to which he serves as the
Chief Operating Officer, President and Acting Chief Executive Officer of the
Company and Chief Executive Officer and President of the Company's subsidiaries,
Gordon Acquisition Corp. and H.B. Gordon Manufacturing, Inc. As compensation,
Mr. Fitzpatrick is entitled under the agreement to an annual base salary of
$200,000, plus options under the 1992 Stock Option Plan to purchase an aggregate of 170,636 shares of Common Stock. The exercise price (i) for the first 99,364 options exercised is twice the closing bid price of the Common Stock on June 2,
2000 and (ii) for the remaining options is equal to such closing bid price. The options vest in equal

installments upon each of the first, second and third anniversaries of the start date. In addition, Mr. Fitzpatrick is to receive with respect to each fiscal year a bonus to be determined by the Compensation Committee of the Company. The
Company may terminate the agreement by reason of physical or mental disability, but in such case Mr. Fitzpatrick would remain entitled to full compensation and benefits during the period prior to such termination. If Mr. Fitzpatrick's employment were terminated by reason of his death, the Company would have no further obligations under the agreement other than his stock options. If his employment were terminated for any reason other than death, disability, "cause,"
voluntary resignation or a "change of control," then the Company would pay Mr.
Fitzpatrick his base salary for the 24 months following such termination.

Additionally, the Company entered into a four-year employment agreement with
Leslie Foglesong, commencing on December 15, 1997, pursuant to which she serves as Secretary and Treasurer (or Assistant Treasurer) of the Company. The term of the agreement may be extended for an additional year at Ms. Foglesong's option.
The agreement provides for an annual base salary of $100,000, subject to an increase as of January 1, 2000 to $135,000, plus a bonus with respect to each fiscal year to be determined by the Board of Directors, as well as options under the 1992 Stock Option Plan. The Company may terminate the agreement by reason of physical or mental disability, but in such case Ms. Foglesong would remain entitled to full compensation and benefits during the period prior to such termination. If Ms. Foglesong's employment were terminated by reason of her death, the Company would have no further obligations under the agreement other than allowing her stock options to be exercised by her estate for a period of five years after such termination. If her employment were terminated for any reason other than death, disability or "cause," then Ms. Foglesong would be entitled to her base salary for the 24-month period following such termination or the remaining term of the agreement, whichever is greater; in addition, her stock options would continue to be exercisable for a period of five years after such termination.

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

Compensation Committee Report on Executive Compensation

The Compensation Committee of the Board of Directors is responsible for establishing compensation policies applicable to the Company's executive officers; evaluating and recommending to the Board the compensation of the chief executive officer and other executive officers; and recommending to the Board individual stock option grants for executive officers from the 1992 Plan. The following report relates to the Company's compensation policies and the compensation paid to the chief executive officer for the year ending December
31, 2000.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 9, 2001, the beneficial ownership of the Common Stock: (i) by each stockholder known by the Company to beneficially own more than 5% of the Common Stock (ii) by each director of the Company; (iii)
by the Company's Chief Executive Officer; and (iv) by all executive officers and directors of the Company as a group. Amounts presented give effect to the
February 1998 three-for-two forward stock split (the "Stock Split") (including shares issuable upon the exercise of stock options and/or warrants). Except as otherwise indicated below, each named beneficial owner has sole voting and investment power with respect to the shares of Common Stock listed.

Name and Address of                                            Common Stock    Percent of
Beneficial Owner                                             Number of Shares     Class
----------------------------------------------------------- -----------------   ---------

Darby Simpson Macfarlane                                         1,611,895(1)     8.15%
10 Old Jackson Avenue, #28, Hastings-on-Hudson, NY 10706
David Kenneth Macfarlane                                         1,611,895(2)     8.15%
5 East 80th Street, New York, NY 10021
Brian T. Fitzpatrick                                                20,000          *
c/o Chromatics Color Sciences International, Inc.
5 East 80th Street, New York, NY 10021
Frank Marchese                                                      16,666(3)       *
c/o Chromatics Color Sciences International, Inc.
5 East 80th Street, New York, NY 10021
Leslie Foglesong                                                   265,000(4)     1.37%
116 Lafayette Avenue, Brooklyn, NY 11217
Edmund Vimond                                                       50,833(5)       *
6967 Country Lakes Circle, Sarasota, FL 34243
Edward Mahoney                                                      50,833(6)       *
2044 Palisades Drive, Pacific Palisades, CA 90272
James Berquist                                                       6,000(7)       *
c/o Chromatics Color Sciences International, Inc.
5 East 80th Street, New York, NY 10021
Robert Shapiro                                                      51,000(8)       *
c/o Chromatics Color Sciences International, Inc.
5 East 80th Street, New York, NY 10021
James N. Bergman                                                   468,581(9)     2.41%
2 First Avenue, Sterling, IL 61081
Gary W. Schreiner                                                1,498,967(10)    7.39%
2126 Melvin Drive, Rock Falls, IL 61071
LB I Group, Inc.                                                 2,163,951(11)   10.21%
3 World Financial Center, New York, NY 10285
Janssen-Meyers Associates, L.P.                                  1,206,934(12)    6.20%
17 State Street, New York, NY 10001
Millennium Partners                                              1,726,776(13)    8.58%
666 Fifth Avenue, New York, NY 10103
Crescent International, Ltd.                                     1,661,304(14)    8.61%
c/o The Robinson-Humphrey Company LLC
3333 Peachtree Road, N.E., Atlanta, GA 30326
All directors and executive officers                             4,152,703(15)    19.52%
as a group (10 persons)

* indicates less than 1%

(1)  Includes 861,895 issued and outstanding shares of the Common Stock beneficially owned by Mrs. Macfarlane, 450,000 shares issuable upon the exercise of options granted to Mrs. Macfarlane and 300,000 shares issuable upon the exercise of options granted to Mr. Macfarlane which options are currently exercisable. As a result of a certain voting agreement between them, Mrs. Macfarlane is entitled to sole voting power and sole power of disposition over all shares of common stock held or acquired by Mr.
     Macfarlane.
(2)  Includes 861,895 issued and outstanding shares of the Common Stock beneficially owned by Mrs. Macfarlane, 450,000 shares issuable upon the exercise of options granted to Mrs. Macfarlane and 300,000 shares issuable upon the exercise of options granted to Mr. Macfarlane which options are currently exercisable.

(3)  Includes 16,666 shares issuable upon the exercise of options which are currently exercisable
(4)  Includes 250,000 shares issuable upon the exercise of options which are currently exercisable.
(5)  Includes 50,833 shares issuable upon exercise of options which are currently exercisable.
(6)  Includes 50,833 shares issuable upon exercise of options which are currently exercisable.
(7) Includes 4,000 shares indirectly owned by Mr. Berquist.
(8) Includes 13,500 shares indirectly owned by Mr. Shapiro.
(9)  Includes (i) 119,491 shares of Common Stock issuable upon the exercise of warrants which are currently exercisable and issued in the name of LB
     Pension Plan and Trust, a trust for which Mr. Bergman serves as a trustee, and (ii) 257,299 shares of Common Stock issuable upon the conversion of
     Class B Series 5 Convertible Preferred Stock issued in the name of Lawrence
     Brothers, Inc., a corporation in which Mr. Bergman owns forty percent of the voting equity and for which he serves as a director.

(10) Represents 1,298,167 shares of Common Stock issuable upon the conversion of
     Class B Series 5 Convertible Preferred Stock and 200,000 shares of Common
     Stock issuable upon the exercise of warrants which are currently exercisable.
(11) Represents 1,388,889 shares of Common Stock issuable upon the conversion of
     Class B Series 2 and Class B Series 3 Convertible Preferred Stock and
     775,062 shares of Common Stock issuable upon the exercise of currently exercisable warrants.
(12) Based on a representation letter from Janssen-Meyers Associates, L.P. dated
     March 19, 1999, and includes 636,250 shares of Common Stock held by Peter
     Janssen (an affiliate of Janssen-Meyers Associates, L.P.), 145,750 shares of Common Stock and 314,347 warrants held by Janssen-Meyers Associates,
     L.P. which, in each case, are currently exercisable, 108,647 warrants held by limited partners of Janssen-Meyers Associates, L.P. and 1,940 warrants held by Meyers Janssen Securities Corp., which, in each case, are currently exercisable. Peter Janssen and Bruce Meyers are deemed to be the beneficial owners of the shares of Common Stock and warrants held by Janssen-Meyers
     Associates, L.P.
(13) Includes 150,000 Warrants currently exercisable and 935,750 shares of
     Common Stock issuable upon the conversion of an Adjustable Warrant at March
     31, 2001 (the first "vesting date").
(14) Includes 270,000 Warrants currently exercisable.
(15) Includes 2,245,122 shares issuable upon the exercise of options and warrants which are currently exercisable and the conversion of convertible
     Preferred Stock.

Item 13. Certain Relationships and Related Transactions

Since August 1990, the Company has occupied office space leased under Darby
Simpson Macfarlane's name. The Company pays $1,750 per month under the lease
(representing the actual lease cost for such premises), which rent increased from $1,620 in August 1999. For the year ended December 31, 1999 the Company paid $20,090 in connection with such lease, and for the year ended December 31,
2000 the Company paid $21,000. In addition, the Company also paid approximately
$10,200 for the year ended December 31, 1999 and approximately $10,980 for the year ended December 31, 2000 under a lease for the use of her residence as offices of the Company, which operates after normal business hours and on weekends.

In connection with the Avon Settlement and Mrs. MacFarlane's employment agreement, Mrs. Macfarlane was to receive $361,200 from the proceeds from the
Avon Settlement, all of which has been paid.

Management believes that each of the transactions described above were obtained on terms at least as favorable as could have been obtained from unaffiliated third parties.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) and (d)1. Financial Statements

Independent Accountant's Reports

Consolidated Balance Sheets as of December 31, 2000 and 1999

Consolidated  Statements  of Operations  for the years ended  December 31, 2000,
1999 and 1998

                                       55

Consolidated Statements of Changes in Stockholders' Equity for the years ended
December 31, 2000, 1999 and 1998

Consolidated  Statements  of Cash Flows for the years ended  December  31, 2000,
1999 and 1998

Notes to Consolidated Financial Statements

     (a) and (d)2. Financial Statements Schedules

All schedules have been omitted because they are not applicable, are not required or because the required information is included in the Financial
Statements or notes thereto.

     (b) Reports on Form 8-K:

Form 8-K/A, dated November 3, 2000, the Company filed a Form 8-K relating to
"capital restructuring" to assist the Company in meeting the net asset requirement test for Nasdaq.

Form 8-K, dated November 23, 2000, the Company filed a Form 8-K relative to the private placement of a new series of preferred stock, designating Class B, series 4 Convertible Preferred Stock, for an aggregate purchase price of
$2,000,000.

     (c) The following exhibits are included in this report:

Number Description of Document

2.1  Agreement of Purchase and Sale (the "Gordon Purchase Agreement"), dated as of April 17, 2000, among Chromatics Color Sciences International, Inc. and the shareholders and certain noteholders of Gordon Acquisition Corp.
     (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on June 19,
     2000).

2.2  Amendment No. 1 to the Gordon Purchase Agreement, dated May 15, 2000
     (incorporated by reference to Exhibit 2.2 to the Form 8-K filed on June 19,
     2000).

2.3  Amendment No. 2 to the Gordon Purchase Agreement, dated May 25, 2000
     (incorporated by reference to Exhibit 2.3 to the Form 8-K filed on June 19,
     2000).

2.4  Amendment No. 3 to the Gordon Purchase Agreement, dated May 31, 2000
     (incorporated by reference to Exhibit 2.4 to the Form 8-K filed on June 19,
     2000).

3.1  Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on August 23, 1999).

3.1.1 Certificate of Amendment to the Certificate of Incorporation of the
     Company.

3.2  By-Laws of the Company.

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

4.7  Preferred Stock Purchase Agreement, dated as of February 11, 2000, by and between the Company and LB I Group Inc.

4.8  Warrant Agreement, dated as of February 11, 2000, by and between the
     Company and LB I Group Inc.

4.9  Securities Purchase Agreement, dated as of August 16, 2000, between the
     Company and Millennium Partners, L.P. ("Millennium") (incorporated by reference to Exhibit 4.1 to the Form 8-K, filed on September 1, 2000).

4.10 Warrant, dated as of August 16, 2000, made by the Company in favor of
     Millennium (incorporated by reference to Exhibit 4.2 to the Form 8-K, filed on September 1, 2000).

4.11 Warrant No. C W 1, dated as of August 16, 2000, made by the Company in favor of Millennium (incorporated by reference to Exhibit 4.3 to the Form
     8-K, filed on September 1, 2000).

4.12 Registration Rights Agreement, dated as of August 16, 2000, between the
     Company and Millennium (incorporated by reference to Exhibit 4.4 to the
     Form 8-K, filed on September 1, 2000).

4.13 Warrant No. CW2, dated as of August 16, 2000, made by the Company in favor of Wharton Capital Partners, Ltd. (incorporated by reference to Exhibit
     4.11 to the Form S-3, filed on September 18, 2000).

4.14 Warrant Agreement, dated as of June 30, 2000, between the Company and
     Josephthal & Co. Inc. (incorporated by reference to Exhibit 4.12 to the
     Form S-3, filed on September 18, 2000).

4.15 Warrant Certificate No. W-01, dated as of June 30, 2000 made by the Company in favor of X Securities, Ltd. (incorporated by reference to Exhibit 4.13 to the Form S-3, filed on September 18, 2000).

4.16 Warrant Certificate No. W-02, dated as of June 30, 2000, made by the
     Company in favor of John O'Brien (incorporated by reference to Exhibit 4.14 to the Form S-3, filed on September 18, 2000).

4.17 Warrant Certificate No. W-03, dated as of June 30, 2000, made by the
     Company in favor of Edmund Belak (incorporated by reference to Exhibit 4.15 to the Form S-3, filed on September 18, 2000).

4.18 Financial Advisory and Investment Banking Agreement, dated as of June 12,
     2000, between Chromatics and Josephthal & Co. Inc. (incorporated by reference to Exhibit 4.16 to the Form S-3, filed on September 18, 2000).

4.19 Stock Purchase Agreement, dated as of October 31, 2000, between the Company and Crescent International Ltd. ("Crescent") (incorporated by reference to
     Exhibit 4.1 to the Form 8-K, filed on November 3, 2000).

4.20 Warrant, dated as of October 31, 2000, made by the Company in favor of
     Crescent (incorporated by reference to Exhibit 4.2 to the Form 8-K, filed on November 3, 2000).

4.21 Registration Rights Agreement, dated as of October 31, 2000, between the
     Company and Crescent (incorporated by reference to Exhibit 4.3 to the Form
     8-K, filed on November 3, 2000).

4.22 Certificate of Amendment of the Certificate of Incorporation of the
     Company, dated as of October 31, 2000 (incorporated by reference to Exhibit
     4.4 to the Form 8-K, filed on November 3, 2000).

4.23 Letter Agreement, dated as of October 11, 2000, between the Company and
     Millennium (incorporated by reference to Exhibit 4.1 to the Form 8-K, filed on November 3, 2000).

4.24 Certificate of Amendment of the Certificate of Incorporation of the
     Company, dated November 1, 2000, relating to the Class B Series 2 Preferred
     Stock of the Company (incorporated by reference to Exhibit 4.2 to the Form
     8-K, filed on November 3, 2000).

4.25 Certificate of Amendment of the Certificate of Incorporation of the
     Company, dated November 1, 2000, relating to the Class B Series 3 Preferred
     Stock of the Company (incorporated by reference to Exhibit 4.3 to the Form
     8-K, filed on November 3, 2000).

4.26 Letter Agreement, dated as of October 11, 2000, between the Company and LB
     I Group Inc. ("Lehman") (incorporated by reference to Exhibit 4.4 to the
     Form 8-K, filed on November 3, 2000).

4.27 Letter Agreement, dated as of November 1, 2000, between the Company and
     Lehman (incorporated by reference to Exhibit 4.5 to the Form 8-K, filed on
     November 3, 2000).

4.28 Letter Agreement, dated as of August 16, 2000, between the Company and
     Lehman (incorporated by reference to Exhibit 4.6 to the Form 8-K, filed on
     November 3, 2000).

4.29 Certificate of Amendment of the Certificate of Incorporation of the
     Company, dated November 1, 2000, relating to the Class B Series 5 Preferred
     Stock of the Company (incorporated by reference to Exhibit 4.7 to the Form
     8-K, filed on November 3, 2000).

4.30 Letter Agreement, dated as of October 11, 2000, among the Company and the holders of the 14% Senior Convertible Debentures, dated April 15, 1999 and due April 15, 2002, in the principal amount of $5,000,000, issued by the
     Company to Gary W. Schreiner (incorporated by reference to Exhibit 4.8 to the Form 8-K, filed on November 3, 2000).

9.1  Voting Proxy dated December 13, 1995, of David Kenneth Macfarlane to Darby
     Simpson Macfarlane (incorporated by reference to Exhibit 2 to Schedule 13D of Darby Macfarlane and Ken Macfarlane dated February 12, 1996).

9.2  Voting Trust Agreement dated December 13, 1995, between David Kenneth
     Macfarlane and Darby Simpson Macfarlane (incorporated by reference to
     Exhibit 3 to Schedule 13D of Darby Macfarlane and Ken Macfarlane dated
     February 12,1996).

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

10.23 Form of 14% Convertible Debentures Due April 15, 2002 (incorporated by reference to Exhibit 4.3 to the Form 8-K dated April 30, 1999).

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
     Exhibit 4.7 hereof).

10.27 Warrant Agreement, dated as of February 11, 2000, by and between the
     Company and LB I Group Inc. (incorporated by reference to Exhibit 4.8 hereof).

10.28 Consent and Waiver, dated June 8, 1999, made by Gary W. Schreiner in favor of the Company (incorporated by reference to Exhibit 10.23 to the Form
     10-K/A filed on January 21, 2000).

10.29 License Agreement, dated September 1, 1998, between the Company and
     Nordstrom., Inc. (incorporated by reference to Exhibit 10.24 to the Form
     10-K/A filed on January 21, 2000).

10.30 Agreement, dated December 13, 1996, between the Company and Gordon
     Laboratories, Inc. (incorporated by reference to Exhibit 10.25 to the Form
     10-K/A filed on January 21, 2000).

10.31 Agreement, dated as of June 7, 1999, between the Company and Datex-Ohmeda,
     Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed on
     January 28, 2000).

21   Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the
     Company's Post Effective Amendment No. 1 on Form SB-1 to the Registration
     Statement filed on January 11, 1994).

23+  Consent of Independent Accountant.

*   Management contract or compensatory plan or arrangement required to be filed as an exhibit.
**  Portions subject to confidential treatment.
+   Filed herewith.

                                       59

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934,
the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.

By: /s/  Brian T. Fitzpatrick                   Date:  April 17, 2001
         Brian T. Fitzpatrick,
         Acting Chief Executive Officer

  By: /s/ Frank Marchese                        Date:  April 17, 2001
         Frank Marchese,
         Chief Financial Officer
         (Chief Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/  Darby S. Macfarlane                  Date:  April 17, 2001
     ---------------------------
         Darby S. Macfarlane,
         Chairperson of the Board;
         Chief Technology Officer;
         Treasurer; Director

By: /s/  Brian T. Fitzpatrick                  Date:  April 17, 2001
    ----------------------------
         Brian T. Fitzpatrick,
         Acting Chief Executive Officer;
         President; Director

By:  /s/ David K. Macfarlane                   Date:  April 17, 2001
     ---------------------------
         David K. Macfarlane,
         Vice President, Research & Development;
         Director

By:  /s/ Leslie Foglesong                      Date:  April 17, 2001
     ---------------------------
         Leslie Foglesong,
         Secretary; Assistant
         Treasurer; Director

By:  /s/ Edmund Vimond                         Date:  April 17, 2001
     ---------------------------
         Edmund Vimond,
         Director

By:  /s/ Edward Mahoney                        Date:  April 17, 2001
     ---------------------------
         Edward Mahoney,
         Director

By:  /s/ James Bergman                         Date:  April 17, 2001
     ---------------------------
         James Bergman,
         Director

By:  /s/ Robert Shapiro                        Date:  April 17, 2001
     ---------------------------
         Robert Shapiro,
         Director

By:  /s/ James Berquist                         Date:  April 17, 2001
     ---------------------------
         James Berquist,
         Director

                                       60

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.AND SUBSIDIARIES

                     INDEX TO FINANCIAL STATEMENTS Contents

    Independent accountants' report                                      F-2
    Consolidated financial statements:
    Balance sheets                                                       F-3
    Statements of operations                                             F-4
    Statements of changes in stockholders' equity (deficit)              F-5
    Statements of cash flows                                             F-6
    Notes to consolidated financial statements                    F-7 - F-42

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of
Chromatics Color Sciences International, Inc.

We have audited the consolidated balance sheets of Chromatics Color Sciences
International, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity
(deficit) and cash flows for each of the three years in the period ended
December 31, 2000. These financial statements are the responsibility of the
Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chromatics Color
Sciences International, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses for the last several years, including $19,496,400 in 2000, and has experienced significant problems and delays exploiting its primary technology (medical equipment). In addition, the Company's subsidiary, Gordon Laboratories, Inc.,
("Gordon") has defaulted on its debt service obligation in 2001 and the lender has demanded payment of the entire debt, which totals $2,714,700 at December 31,
2000. Gordon or the Company are unable to pay or refinance this debt. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                            BDO Seidman, LLP
New York, New York

April 13, 2001

                CHROMATIC COLOR SCIENCES, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                                           December 31,
                                                                   2000             1999
       ----------------------------------------------------   -------------    ------------
       Assets
       Current:

       Cash and cash equivalents                              $  1,457,800      $2,790,400
       Accounts receivable - net of allowance
         of $131,000 in 2000                                       960,500         842,300
       Inventories                                               1,643,300       1,171,800
       Prepaid expenses and other current assets                   255,800         129,200
       ----------------------------------------------------   -------------    ------------
       Total current assets                                      4,317,400       4,933,700
       ----------------------------------------------------   -------------    ------------

       Property and equipment - net                              1,227,900         612,200
       Software development costs - net                            261,400         470,500
       Patent costs - net                                          581,100         984,000
       Goodwill - net                                            1,352,500               -
       Other amortizable assets - net                              879,500         455,400
       Other assets                                                377,000         654,400
       ----------------------------------------------------   -------------    ------------
                                                              $  8,996,800      $8,110,200
       ====================================================   =============    ============
       Liabilities and Stockholders' Equity (Deficit)
       Current liabilities:

       Amounts payable to related party                       $          -     $   256,100
       Current portion of notes payable                          2,963,200               -
       Due to factor                                               184,300               -
       Accounts payable and accrued expenses:                                            -
       Attorneys and accountants                                   458,900         394,600
       Consultants                                                 141,700         119,100
       Trade                                                     1,195,200         240,000
       ----------------------------------------------------   -------------    ------------
       Total current liabilities                                 4,943,300       1,009,800
       ----------------------------------------------------   -------------    ------------
       Long-term debt:
       Senior convertible debentures                                     -       4,165,800
       Accrued interest on senior convertible debentures                 -         495,800
       Amount payable for purchase of Gordon                       653,000               -
       ----------------------------------------------------   -------------    ------------
                                                                   653,000       4,661,600
       ====================================================   =============    ============
        Total liabilities                                         5,596,300       5,671,400
       ----------------------------------------------------   -------------    ------------
       Commitments and contingencies

       Redeemable preferred stock:  Class A, par value $.01
         per share: Authorized  -  1,400,000  shares;
         issued  and  outstanding;  1,380,000 shares
         at par and redemption value                                13,800          13,800
       Class B, Series 2 convertible preferred stock,
         no par value: Authorized  -  10,000,000  shares;
         issued  and  outstanding 40,000 shares in 1999 -
         $115 redemption value                                           -       2,928,700
       ----------------------------------------------------   --------------   ------------
                                                                    13,800       2,942,500
       ----------------------------------------------------   --------------   ------------
       Stockholders' equity (deficit):

       Preferred stock                                          11,510,800               -
       Common stock, par value $.001 per share:
       Authorized - 50,000,000  shares;  issued and
         outstanding -  19,033,308 (2000) and
         15,539,117 (1999) shares                                   19,100          15,500
       Capital in excess of par value                           45,934,400      34,062,000
       Accumulated deficit                                     (54,077,600)    (34,581,200)
       ----------------------------------------------------   --------------   ------------
       Total stockholders' equity (deficit)                       3,386,700       (503,700)
       ----------------------------------------------------   ---------------  ------------
                                                               $  8,996,800    $ 8,110,200
       ====================================================   ==============   ============

          See accompanying notes to consolidated financial statements.

                 CHROMATIC COLOR SCIENCES, INC. AND SUBSIDIARIES
                            Statements of Operations

                                                                        December 31,
                                                          2000               1999               1998
----------------------------------------------- ------------------- ------------------ ------------------
Sales                                                   $3,842,000       $  1,103,200       $     46,600
----------------------------------------------- ------------------- ------------------ ------------------
Costs and expenses:

Cost of sales                                            3,868,400            898,100                  -
Sales, marketing and trade show costs                    2,047,300          2,511,600            958,900
Medical regulatory expenses                                840,100          1,323,300          1,341,500
Research and development                                 1,493,700            996,300            705,000
Patent application costs                                   255,600            134,400            221,700
Compensation   costs   relating  to
  options   granted  to                                    690,000            984,000            843,400
consultants (non-cash)
Impairment charges                                       6,784,200                  -                  -
General and administrative:
Compensation - officers and employees                    1,430,500            803,900            772,200
Consultants                                                534,200            301,000            265,600
Legal fees                                                 734,300            793,900            956,900
Accounting fees                                            204,200             79,100             51,000
Rent and storage                                           349,800            296,800            266,000
Insurance                                                  329,800            222,600            194,700
Travel and entertainment                                   162,500            120,000             98,200
Repairs and maintenance                                    176,500            118,100             87,500
Depreciation and amortization                              854,000            494,600            130,900
Payroll taxes                                               86,300             55,200             56,700
Stock administrative fees                                  130,500            171,700             83,300
Public relations                                           212,100            192,700            299,400
Amortization of goodwill                                   199,100                  -                  -
Other                                                      405,800            301,600            343,400
----------------------------------------------- ------------------- ------------------ ------------------
                                                        21,788,900         10,798,900          7,676,300
----------------------------------------------- ------------------- ------------------ ------------------
Operating loss                                        (17,946,900)        (9,695,700)        (7,629,700)
----------------------------------------------- ------------------- ------------------ ------------------
Interest income (expense):

Interest income                                            133,400            200,700            372,000
Interest expense and non-cash
  financing costs                                      (1,682,900)        (3,313,000)           (27,100)
----------------------------------------------- ------------------- ------------------ ------------------
                                                       (1,549,500)        (3,112,300)            344,900
----------------------------------------------- ------------------- ------------------ ------------------
Net loss                                             $(19,496,400)      $(12,808,000)      $ (7,284,800)
=============================================== =================== ================== ==================
Net loss to common stockholders:

Net loss                                             $(19,496,400)      $(12,808,000)      $ (7,284,800)
Deemed dividend for convertible
  preferred stock                                      (3,900,000)        (1,558,300)                  -
----------------------------------------------- ------------------- ------------------ ------------------
Net loss to common stockholders                      $(23,396,400)      $(14,366,300)      $ (7,284,800)
=============================================== =================== ================== ==================
Weighted average number of
  common shares outstanding                             16,746,354         15,498,300         14,968,019
=============================================== =================== ================== ==================
Basic and diluted loss per share                  $         (1.40)   $          (.93)   $          (.49)
=============================================== =================== ================== ==================

          See accompanying notes to consolidated financial statements.

                 CHROMATIC COLOR SCIENCES, INC. AND SUBSIDIARIES
             Statements of changes in stockholders' equity (deficit)

                                                                        Common Stock

                                                      Preferred    Number of     Par value     Capital in       Accumulated
                                                        Stock       shares                    excess of par       deficit
                                                        Amount    outstanding                     value
-------------------------------------------------- ------------- -------------- ------------ ---------------- ----------------

Balances, January 1, 1998                          $          -     13,814,859      $13,800      $24,370,900    $(14,488,400)
Net loss                                                      -              -            -                -      (7,284,800)
Exercise of stock options and warrants                        -      1,637,583        1,600        3,112,700                -
Compensation  cost relating to options granted to             -              -            -          843,400                -
consultants

-------------------------------------------------- ------------- -------------- ------------ ---------------- ----------------
Balances, December 31, 1998                                   -     15,452,442       15,400       28,327,000     (21,773,200)
Net loss                                                      -              -            -                -     (12,808,000)
Exercise of stock options and warrants                        -         86,675          100          377,300                -
Original  issue  discount  of senior  convertible             -              -            -        3,575,000                -
debentures (below market conversion price)
Original  issue  discount on Class B  convertible             -              -            -        2,357,000                -
preferred   stock   (warrants  and  below  market
conversion price)
Deemed dividend on Class B convertible  preferred             -              -            -      (1,558,300)                -
stock

Compensation  cost relating to options granted to             -              -            -          984,000                -
consultants

-------------------------------------------------- ------------- -------------- ------------ ---------------- ----------------
Balances, December 31, 1999                                   -     15,539,117       15,500       34,062,000     (34,581,200)
Net loss                                                      -              -            -                -     (19,496,400)
Conversion of debentures to preferred stock           6,079,100              -            -                -                -
Issuance of preferred stock for cash                  5,024,800              -            -                -                -
Reclassification of redeemable preferred stock        2,262,700              -            -                -                -
Exercise of stock options and warrants                        -        162,880          200          377,500                -
Conversion of  convertible  preferred  stock into   (1,855,800)      1,889,563        1,900        3,016,900                -
common shares
Original issue discount on convertible  preferred             -              -            -        3,858,000                -
stock  (warrants  and  below  market   conversion
price)
Deemed dividend on Class B convertible  preferred             -              -            -      (3,900,000)                -
stock
Issuance of common stock- Gordon                              -        721,231          700        4,535,800                -
Issuance of common stock - other                              -        720,517          800        3,294,200                -
Compensation  cost relating to options granted to             -              -            -          690,000                -
consultants
-------------------------------------------------- ------------- -------------- ------------ ---------------- ----------------
Balances, December 31, 2000                         $11,510,800     19,033,308      $19,100      $45,934,400    $(54,077,600)
================================================== ============= ============== ============ ================ ================

          See accompanying notes to consolidated financial statements.

                 CHROMATIC COLOR SCIENCES, INC. AND SUBSIDIARIES
                            Statements of Cash Flows

                                                              2000               1999               1998
------------------------------------------------------ ------------------- ------------------ ------------------
Cash flows from operating activities:

Net loss                                                    $(19,496,400)      $(12,808,000)       $(7,284,800)
Adjustments  to  reconcile  net loss to
  net  cash  used inoperating activities:
    Depreciation and amortization                                 938,300            494,600            130,900
    Compensation   cost   relating   to
      options   granted  to   consultants                         690,000            984,000            843,400
    Noncash interest and financing costs                          851,200          2,740,800                  -
    Impairment provision                                        7,517,300                  -                  -
Changes  in  operating  assets  and  liabilities
   (net  ofeffect of acquisition in 2000):

Accounts receivable                                               678,600          (750,000)                100
Inventories                                                     (302,900)          (293,400)        (1,503,600)
Prepaid expenses and other assets                               (204,600)           (97,100)              1,200
Accrued interest on senior convertible debentures                 583,300            495,800                  -
Accounts payable and accrued expenses                           (249,900)          (222,600)            431,700
------------------------------------------------------ ------------------- ------------------ ------------------
Net cash used in operating activities                         (8,995,100)        (9,455,900)        (7,381,100)
------------------------------------------------------ ------------------- ------------------ ------------------
Cash flows from investing activities:

Software development costs                                              -           (81,300)          (421,800)
Capitalized patent costs                                        (337,100)          (553,000)          (540,300)
Purchase of property and equipment                               (85,500)           (91,200)           (87,700)
------------------------------------------------------ ------------------- ------------------ ------------------
Net cash used in investing activities                           (422,600)          (725,500)        (1,049,800)
------------------------------------------------------ ------------------- ------------------ ------------------
Cash flows from financing activities:

Proceeds  from  issuance of common  stock,
   net of related  costs                                        3,672,600            377,400          3,114,300
Proceeds (payments) of amounts payable to
   related party                                                (865,100)           (62,800)             25,700
Proceeds from senior convertible debentures                             -          5,000,000                  -
Payments of notes payable                                       (202,200)                  -            (4,700)
Net  proceeds  from the  issuance of  preferred
  stock and warrants, net of costs                              5,479,800          3,727,400                  -
------------------------------------------------------ ------------------- ------------------ ------------------
Net cash provided by financing activities                       8,085,100          9,042,000          3,135,300
------------------------------------------------------ ------------------- ------------------ ------------------
Net decrease in cash and equivalents                          (1,332,600)        (1,139,400)        (5,295,600)
Cash and equivalents, beginning of year                         2,790,400          3,929,800          9,225,400
------------------------------------------------------ ------------------- ------------------ ------------------
Cash and equivalents, end of year                            $  1,457,800       $  2,790,400        $ 3,929,800
====================================================== =================== ================== ==================
Supplemental disclosures of cash flow information:

Interest paid                                                $    479,800      $      88,900       $      1,400
====================================================== =================== ================== ==================
Reclassification of ColorMate Units                                     -      $   1,820,100        $ 1,504,400
====================================================== =================== ================== ==================
Issuance of common  stock and amount  payable
  for purchase of Gordon stock                               $  5,189,500      $                  $           -

====================================================== =================== ================== ==================
Conversion of preferred stock into common stock              $  3,018,800      $           -      $           -
====================================================== =================== ================== ==================

          See accompanying notes to consolidated financial statements.

                 CHROMATIC COLOR SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Nature of Business and Summary of Significant Accounting Policies

Since its formation in 1984, Chromatics Color Sciences International, Inc. (the
"Company") has been principally engaged in color science technology research and development and licensing activities, seeking mass market applications for its proprietary technology and instrumentation. In connection with the acquisition of Gordon Laboratories ("Gordon") in June 2000, the Company also develops, manufactures and distributes cosmetic products.

     (a)  Estimates and Uncertainties

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results, as determined at a later date, could differ from those estimates. Significant estimates relate primarily to inventory valuation and recoverability of the Company's tangible and intangible assets.

     (b)  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

     (c)  Patent Application Costs

     The Company began capitalizing certain patent application costs, commencing
     January 1, 1998, and is amortizing such costs over the remaining patent lives, generally 10 to 15 years. Accumulated patent amortization costs as of December 31, 2000 and 1999 are $268,200 and $109,300, respectively. The
     Company assesses the continuing carrying value of these assets when events and circumstances warrant and, in 2000, recorded an impairment charge totaling $581,000 (see Note 18).

     (d)  Revenue Recognition

     The Company records revenue from the sale of ColorMate TLc-BiliTest Systems and TLc-Lensette Calibration Standards at the time of shipment at the minimum transfer price provided in the distribution agreement. The agreement provides for additional amounts from the distributor equal to a defined percentage of the distributor's sales price of these products. The
     Company records revenue from the additional amounts upon receipt from the distributor. Sales of cosmetic products are recorded when the products are shipped.

     Shipping charges are included in sales. Shipping and handling costs are included in cost of sales.

     (e)  Inventories

     Inventories are stated at the lower of first-in, first-out cost or market.

     (f)  Property and Equipment and Depreciation

     Property and equipment are stated at cost. Depreciation is computed using principally the straight-line method over estimated useful lives of 5 to 7 years. The Company continually evaluates the life and carrying amount of such equipment in light of current conditions and, in 2000, wrote off the net book value of certain equipment totaling $257,600 (see Note 18).

     (g)  Software Development Costs

     Once technological feasibility was established, the costs of developing software to be marketed as part of a product was capitalized.
     Capitalization ceased in 1999 when the products became available for sale.
     The costs are amortized on the basis of estimated future revenues with annual minimum charges, which is similar to the straight-line basis over the estimated remaining useful life (three years). Accumulated amortization of software development costs at December 31, 2000 and 1999 was $366,000 and $157,000, respectively.

     (h)  Goodwill and Other Intangibles

     In connection with the Gordon acquisition, the Company recorded goodwill totaling $6,800,000 and other intangible assets, primarily a favorable lease, of $900,000 (see Note 3). The goodwill is being amortized over 20 years, using the straight-line basis and the other intangibles are being amortized over 5 years, on the straight-line basis. In 2000, the Company took an impairment charge for goodwill of $5,276,500 (see Note 18).

     (i) Long-Lived Assets

     Long-lived assets, such as intangible assets and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. In 2000, the Company recorded impairment losses relating to these assets (see Note 18).

     (j)  Cash Equivalents

     The Company considers certificates of deposit, money market funds and all other highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     (k)  Financial Instruments

     Financial instruments include cash and equivalents, accounts receivable, accounts payable and long-term debt. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information available to management as of December 31, 2000.

     (l)  Concentration of Credit Risk/Major Customers, Supplier and
          Manufacturer

     The Company maintains its cash balances with financial institutions insured by the Federal Deposit Insurance Corporation to a maximum of $100,000. The
     Company's balances exceed such amount.

     The Company generated approximately 98% of its revenues from one customer in 1999 (see Note 6). Sales to this customer were immaterial in 2000. In connection with the acquisition of Gordon in 2000, sales to four customers were 18%, 16%, 11% and 10%, respectively, of Gordon's sales which represented almost all of the Company's sales in 2000. Receivables at
     December 31, 2000 from these customers approximated 65% of total accounts receivable.

     The Company is dependent upon one supplier for a major part of its
     ColorMate TLc-BiliTest System and one company to manufacture the ColorMate
     TLc-BiliTest System. The loss of these companies would materially adversely affect the Company.

     (m)  Loss Per Share

     The Company follows Statement of Financial Accounting Standards ("SFAS")
     No. 128, "Earnings Per Share," ("EPS") which requires a presentation of basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes conversion of convertible debt, preferred stock and the issuance of common stock for all other potentially dilutive equivalent shares outstanding. All of these equivalents were anti-dilutive for all periods presented.

     (n)  Stock-Based Compensation

     SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123")
     encourages, but does not require, companies to record compensation cost at fair value for stock-based employee compensation plans. The Company has chosen to continue to account for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board
     Opinion No. 25, "Accounting for Stock Issued to Employees," and related
     Interpretations. Accordingly, compensation cost for options granted by the
     Company is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The fair value of option grants is discussed in Note 14.

     (o)  Income Taxes

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

     (p)  Research and Development

     These costs are expensed as they are incurred.

     (q)  Recent Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS
     No. 133, "Accounting for Derivative Instruments and Hedging Activities",
     which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement will be adopted in the Company's 2001 fiscal year. The Company does not have any derivative instruments; accordingly, the adoption of this statement is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

     In December 1999 the Securities and Exchange Commission ("SEC") issued
     Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in
     Financial Statements". SAB No. 101 summarizes certain of the SEC's views in applying accounting principles to revenue recognition in financial statements. SAB No. 101 was adopted in 2000 and had no material impact on the Company's revenue recognition policy.

     In November 2000, the Emerging Issues Task Force ("EITF") issued consensus number 00-27 which requires the remeasurement of the original issue discount on preferred stock with characteristics similar to the convertible preferred stock issued by the Company earlier in 2000 and in 1999. The adoption of this EITF resulted in an additional imputed dividend of
     $2,325,000 which was recorded in the fourth quarter of 2000.

    2.   Basis of Presentation

          The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses for the past several years, including $19,496,400 in 2000, and has experienced significant problems and delays exploiting its primary technology (medical equipment). In addition, Gordon has defaulted on its debt service obligation in 2001 and the lender has demanded payment of the entire debt, which totals $2,714,700 at December 31,
          2000. In 2001, the Company has significantly reduced its workforce and other costs. The Company is attempting to obtain additional financing
          (see Note 19). With additional funds, the Company plans to continue exploiting its color sciences technology and possibly sell its medical technology to a third party. There can be no assurances that additional financing will be obtained or that the Company's other plans will be achievable. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     3.   Acquisition

     On June 2, 2000, the Company acquired the common stock and certain debt of
     Gordon, a privately-held formulator and manufacturer of cosmetics, hair care and other personal care products. The acquisition was for a purchase price of $609,000 in cash used to repay Gordon debt and approximately
     721,000 shares of the Company's common stock, valued for financial reporting purposes at $6.29 per share, which approximated the market value of the Company's common stock at the acquisition date. The Company owes a balance of $653,000 to the former shareholders of Gordon to complete the purchase. The amount is payable in shares of the Company's stock, valued at
     $6.29 per share or 96,820 shares. This amount has been classified as a long-term liability at December 31, 2000. The acquisition has been accounted for under the purchase method of accounting for business combinations. Accordingly, the consolidated financial statements include the results of operations of Gordon from the acquisition date. The excess of the purchase price over the assets acquired was approximately
     $7,700,000, of which $900,000 was classified as other assets (such as favorable lease, formulae and employee retention) and the balance of approximately $6,800,000 has been classified as goodwill.

          The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the acquisition of Gordon had taken place on January 1, 1999. There pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on January
          1, 1999, or which may result in the future.

             Year ended December 31,                    2000              1999
             --------------------------------- ---------------- ----------------
             Total revenues                       $6,330,000     $   7,767,000
             Net loss                            (20,037,000)       (13,270,000)
             Net loss per share                       $(1.43)            $(.91)
             --------------------------------- ---------------- ----------------

     Due to the Company's poor financial condition, the Company is negotiating a financing with an investor which, if successfully completed, will result in the Company receiving $3 million in gross proceeds, which includes the sale of 75% of the shares of Gordon (see Note 19). Due to the uncertainty of the
     Gordon sale and due to the deteriorating financial condition of Gordon, the net assets of Gordon at December 31, 2000 were written down to the $1 million amount, which resulted in an impairment loss in goodwill of
     $5,276,500. The Company will have an option to re-acquire the Gordon shares from the investor. Accordingly, the operations of Gordon have not been reflected as discontinued.

     4.   Inventories Inventories consist of the following:

            December 31,                          2000             1999
            ----------------------------- --------------- ---------------
            Raw materials                   $1,996,100      $   521,500
            Work-in-process                    211,000                -
            Finished goods                     169,300          650,300
            ----------------------------- --------------- ---------------
                                             2,376,400        1,171,800
            Valuation reserve                 (733,100)               -
            ----------------------------- --------------- ---------------
                                            $1,643,300       $1,171,800
            ----------------------------- --------------- ---------------

     5.   Property and Equipment

          Property and equipment consist of the following:

             December 31,                                          2000                1999
             ----------------------------------------- ------------------- ------------------
             Machinery and equipment                         $1,443,800            $928,200
             Furniture and fixtures                             409,500             144,600
             Leasehold improvements                             457,000                   -
             ----------------------------------------- ------------------- ------------------
                                                              2,310,300           1,072,800
             Less:  Accumulated depreciation and

                       amortization                            (824,800)            (460,600)
                     Impairment reserves                       (257,600)                  -
             ----------------------------------------- ------------------- ------------------
                                                             $1,227,900            $612,200
             ----------------------------------------- ------------------- ------------------

          Included in machinery and equipment is equipment under capital leases with a net book value of $310,000.

          Depreciation and amortization expense for property and equipment for the years ended December 31, 2000, 1999 and 1998 is $397,900, $148,200 and $95,800, respectively.

     6.   ColorMate Units

          ColorMate TLc-BiliTest Systems

          On June 7, 1999, the Company executed a renewable, five-year agreement with Datex-Ohmeda, Inc. and its Ohmeda Medical Division ("DO")
          pursuant to which the Company appointed DO as the exclusive distributor in the United States of the Company's ColorMate
          TLc-BiliTest System ("Systems") for non-invasive monitoring of bilirubin infant jaundice in the hospital market, the nonconsumer home healthcare market (in which the test is administered solely by a healthcare professional), the pediatrician office market and clinics within all such markets. The agreement also applies to the Company's disposable calibration standard (TLc-Lensette) that is used to calibrate each measurement taken by the ColorMate TLc-BiliTest System and provides that the Company will share in the sales revenues for both products. Terms of the agreement include annual minimum market penetration performance standards and purchasing and placement of quantities for both the ColorMate TLc-BiliTest System and the
          TLc-Lensette Calibration Standard. Sales under the agreement commenced in July 1999.

          To date, the distribution partner has not achieved the annual minimum market penetration performance standards, nor has it purchased and placed the minimum quantities of the ColorMate TLc-BiliTest System and the TLc-Lensette Calibration Standards as set forth in the June 7,
          1999 distribution agreement, as amended. Other than the original sales to DO in 1999 of $1,075,300, there have been minimal sales in 2000 and
          2001 to date. The Company is currently working with DO on revising the sales and marketing strategies, as well as product improvements based on the results of the initial launch of the products by DO. The parties are also exploring renegotiating the terms and conditions of the distribution agreement. However, there can be no assurances that any significant sales will be generated from the agreement.

          The agreement called for the Company to provide a certain number of
          Systems to DO at no cost until sold to serve as demo units or promotional units to assist in the sales and marketing of the Systems.
          The Company maintains title of certain of these Systems, while DO obtained ownership of the other Systems. The Company had classified
          $329,000 in property and equipment, representing the cost of the
          Systems for which it maintains title, and had classified $506,000 in other amortizable assets, representing the cost of the remaining
          Systems (intangible asset associated with obtaining the agreement with
          DO). The amount classified in other amortizable assets was being amortized over the life of the DO Agreement, 5 years. Given the poor level of sales to date, the Company wrote off the balance of these capitalized costs ($611,700) in the fourth quarter of 2000 (see Note
          18).

          In 1999, the Company recorded sales from both the ColorMate
          TLc-BiliTest System and the TLc-Lensette Calibration Standards. The
          sales were recorded at the initial minimum transfer price as defined in the distribution agreement. The Company incurred a small loss on the initial sales of the Systems. The Company expected to receive additional amounts from the distributor equal to a defined percentage of the distributor's sale of the above products ("profit sharing payments"). However, that has not incurred to date and the Company cannot predict when, or if, such additional amounts will be received.

          ColorMate Systems

          In connection with a prior license with Avon Products, Inc. ("Avon"),
          Avon paid approximately $4,600,000 to purchase color measurement instruments and related equipment for its use during the term of the license period. Due to missing and damaged units, Avon and the Company executed mutual releases at the termination of the license on June 24,
          1991, with the principal effect that the Company received 1,947 units, of which 1,400 were useable and not in need of significant repair. For accounting purposes, the $700,000 estimated fair value of the nonproprietary equipment (based upon an independent appraisal of the complete units with allowances for the lack of a verifiable used equipment market, varying usage, the need for refurbishment and similar factors) was recorded as an asset. The 1,700 useable units of nonproprietary equipment were received in the form of (i) 1,400 complete units valued at $500 per unit and (ii) 300 complete units in need of significant repair that were assigned zero value. No valuation of the proprietary portion of the units or of the additional 247 unusable units returned by Avon was performed.

          Following the Food and Drug Administration ("FDA") marketing clearance in 1997, the Company had decided to use certain components (consisting of sensors, miniature printers, cables, power supplies and certain other items) from the existing ColorMate units for use in the
          ColorMate TLc-BiliTest System. The costs (which were not expected to be material) incurred in extracting the components from the existing
          ColorMate units for use in the ColorMate TLc-BiliTest System would have been expensed as incurred.

          The cost of the above units has been classified as other assets in the accompanying consolidated balance sheets and amounted to $614,900 in
          December 31, 1999. Due to the problems arising in 2000 with the sale of the ColorMate TLc-BiliTest Systems, these Avon units have not been utilized to date. The Company is in negotiations to sell all the units to a third party. If consummated, the arrangement will provide no funds in advance. Rather, the third party will pay a fee to the
          Company per usage of the System. Based upon estimates of future cash flows from this proposed arrangement, the Company took an impairment charge in the fourth quarter of 2000 of $314,900 (see Note 18). The net amount capitalized at December 31, 2000 totaled $300,000.

     7.   Notes Payable

          Gordon has a note payable to a finance company totaling $2,714,700 at
          December 31, 2000 which is secured by substantially all the assets of
          Gordon. The note bears interest at a fixed rate of 12.97% and is payable in monthly installments of principal and interest of $54,100 through the maturity date of February 2005.

          The note payable agreement, as amended in December 2000, provides for certain financial covenants and also restricts Gordon from the payment of dividends and limits the amount of capital expenditures and additional indebtedness of Gordon.

          Gordon has not paid the required debt service payments in February and
          March 2001 and the finance company has notified Gordon that there has been a default under the loan agreement. The lender has requested full payment of the loan, as well as certain other costs, which Gordon cannot afford to pay. Gordon is currently negotiating with the lender to renegotiate the loan; however, there can be no assurances that
          Gordon can resolve this issue.

          Due to the default, the entire amount of the debt as been classified as a current liability.

          The balance of the notes payable at December 31, 2000 ($248,500)
          relate to various equipment capital leases.

     8.   Factoring Arrangement

          Gordon has a factoring agreement with a finance company to sell accounts receivable due to Gordon from its customers. Advances are limited to a maximum of $1 million and the receivables are subject to the acceptance of the finance company. Such receivables are sold with recourse in the event the receivable is not paid within 90 days.
          Advances are subject to a .5% factoring fee and the advances bear interest at the prime rate plus 2%. The finance company has a security interest in Gordon's accounts receivable and inventory.

          The agreement expires in July 2001 and can be renewed.

     9.   Income Taxes

          The Company has a deferred tax asset at December 31, 2000 and 1999 of approximately $19,500,000 and $15,000,000, respectively. These amounts relate primarily to net operating loss and tax credit carryforwards.
          These assets have been offset by valuation allowances since their realizability cannot be determined. At December 31, 2000, the Company had net operating loss carryforwards of approximately $48,700,000 for
          Federal income tax purposes which expire through December 31, 2020. In addition, the Company had research and development tax credit carryforwards of approximately $75,000 at December 31, 2000 available to offset future Federal income taxes. The utilization of such loss and tax credit carryforwards may be limited due to changes in control.
          Included in the net operating loss carryforwards is approximately
          $5,700,000 relating to the exercise of stock options. The benefits, if any, from the utilization of this amount will be credited to additional paid-in capital.

          Loss carryforwards acquired from Gordon totaled $1,375,000 at the acquisition date. The utilization of these losses is limited due to the change in control. If the losses are utilized, the benefit will be used to reduce goodwill recorded from the acquisition.

     10.  Senior Convertible Debentures

          On April 15, 1999, the Company issued an aggregate of $5,000,000 14%
          senior convertible debentures due April 15, 2002 (the "Debentures") in a private placement. Payments of interest on the outstanding principal amount of the Debentures were due on the earlier of the maturity date or upon any conversion of the Debentures into the Company's common stock. The accrued interest may be paid either in cash, shares of the
          Company's common stock or a combination of common stock and cash, at the option of the Company.

          The outstanding principal amount of the Debentures (together with accrued interest thereon) was not convertible until after the first anniversary of the closing (except for 20%, which was immediately convertible). At that time, the Debentures were convertible into shares of common stock, at the option of the holder or holders thereof, at the conversion price of $5.00. At any time after the
          18-month anniversary of the closing, the Company could have prepaid the entire amount of the Debentures or any portion thereof for a prepayment price equal to the original principal amount of the
          Debentures plus all accrued and unpaid interest. At any time after the
          18-month anniversary of the closing and prior to the maturity date, in the event the average closing bid price (as reported on the NASDAQ
          Small Cap Market or such other principal market or exchange on which the common stock is then traded) of the Company's common stock for any
          10 consecutive trading days equals or exceeds $10.29, the Company could have required conversion of the outstanding principal amount
          (together with accrued interest) of the Debentures into common stock at a conversion price of $5.00 per share. The Debentures resulted in an original issue discount charge of approximately $3.6 million
          (representing the intrinsic value of the below-market conversion price) which was amortized over one year. In 1999, the Company amortized $2.7 million and, in 2000, the balance of $900,000 was amortized..

          This debt was converted to preferred stock in 2000 (see Note 12).

     11.  Preferred Stock

          Class A

          The Company's shares of Class A convertible preferred stock are entitled to noncumulative dividends, if declared, at $.001 per annum.
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

          Class B

          The Company also has authorized 10,000,000 shares of Class B preferred stock which may be issued with such rights and preferences as the
          Board of Directors may determine upon issuance.

          At December 31, 2000 the Company has outstanding the following series of Class B preferred stock:

                                                          Amount
                                           ----------------- -----------------
                                                   Shares              Value
            ------------------------------ ----------------- -----------------
            Series 2                               25,000       $  2,262,700
            Series 3                               40,000          3,155,000
            Series 4                                  136          1,229,800
            Series 5                               48,633          4,863,300
            ------------------------------ ----------------- -----------------
                                                  113,769        $11,510,800
            ------------------------------ ----------------- -----------------

          Class B Series 1 Preferred Stock

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

          Initially, the Rights are attached to the Company's common stock and are not exercisable. They become detached from the common stock, and become immediately exercisable, (i) following expiration of the Board of Directors' right to redeem the Rights during the 10-day window period (the "Window Period"), or any extension of the Window Period, after any person or group (other than the exempted shareholder)
          becomes the beneficial owner of 20 percent or more of the Company's common stock (other than acquisitions which are approved in advance by the Board of Directors), or (ii) ten days after any person or group announces a tender or exchange offer that would result in that same beneficial ownership level (other than pursuant to certain permitted offers).

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

          Class B Series 2 Convertible Preferred Stock

          On June 15, 1999, the Company completed a private placement of 40,000 shares of convertible preferred stock and warrants to purchase 220,690 shares of common stock to a private investor for aggregate proceeds of
          $4 million. The shares of Class B Series 2 convertible preferred stock issued on that date (the "Series 2 Shares") are convertible into shares of the Company's common stock at a price of $4.68 per share, subject to adjustment for stock splits, combinations and similar recapitalizations affecting the Company's common stock and in certain circumstances including the issuance of shares of the Company's common stock. The Series 2 Shares were previously redeemable in cash for an amount equal to $115 per Series 2 Share on the third anniversary of the date of initial issuance if not sooner converted unless the

          Company elects in the Company's discretion to extend the redemption date to the fifth anniversary of the date of initial issuance. As a result of a capital restructuring program completed on October 31,
          2000 (see Note 12), the Series 2 Shares are no longer redeemable in cash. Accordingly, the amount was classified within equity in the fourth quarter of 2000. The Series 2 Shares are subject to mandatory conversion into shares of the Company's common stock at the Company's option at any time after December 15, 1999 if the average closing bid price of the Company's common stock for ten consecutive trading days equals or exceeds $7.02 per share. The Series 2 Shares are not entitled to any voting rights except as otherwise required by applicable law and are not entitled to any dividend rights unless the
          Company elects to extend the redemption date of the fifth anniversary of the date of initial issuance, in which case noncash dividends
          (which increase the number of shares issuable upon redemption ) would accrue at the rate of 8% from and after the third anniversary of the date of initial issuance which can only be paid in shares of the
          Company's common stock.

          In addition to the Series 2 Shares, on June 15, 1999, the Company also issued an aggregate of 220,690 warrants to purchase shares of the
          Company's common stock to the same private investor. An additional
          50,000 warrants were issued to such investor as compensation for services rendered in connection with the placement of the Series 2
          Shares. The warrants issued on that date have a five-year term unless sooner exercised. The warrants are exercisable for shares of the
          Company's common stock at a price of $4.68 per share, subject to adjustment in the same circumstances as the Series 2 Shares described above and are subject to mandatory exercise into shares of the
          Company's common stock at the Company's option at any time after
          December 15, 1999 if the average closing bid price of the Company's common stock measured over twenty consecutive trading days equals or exceeds $9.36.

          The private placement resulted in a deemed dividend charge of approximately $4.5 million, resulting from a below market conversion price of preferred stock ($2,400,000), a $15 per share redemption premium and other costs ($800,000) and the fair value (using the
          Black-Scholes method) of warrants issued in connection with the private placement ($1,275,000). Of this amount, approximately $1.6 million had been charged through December 1999, $1.8 million has been charged in 2000 and $500,000 will be charged over the remaining redemption period. Of the original deemed dividend charge, $.6 million has been eliminated as a result of the conversion of preferred stock into common stock.

          In 2000, 15,000 Series 2 Shares were converted into 238,473 shares of the Company's common stock.

          Class B Series 3 Convertible Preferred Stock

          On February 11, 2000, the Company completed a private placement of
          40,000 shares of convertible preferred stock to the above private investor for aggregate proceeds of $4 million. The shares of Class B
          Series 3 convertible preferred stock issued on that date (the "Series
          3 Shares") are convertible into shares of the Company's common stock at a price of $4.68 per share, subject to adjustment for stock splits, combinations and similar recapitalizations affecting the Company's common stock and in certain circumstances including the issuance of shares of the Company's common stock. The Series 3 Shares were previously redeemable in cash for an amount equal to $115 per Series 3
          Share on the third anniversary of the date of initial issuance if not sooner converted unless the Company elects in the Company's discretion to extend the redemption date to the fifth anniversary of the date of initial issuance. As a result of the capital restructuring program completed on October 31, 2000 (see Note 12), the Series 3 Shares are
          no longer redeemable in cash. Accordingly, the amount was classified within equity in the fourth quarter of 2000.The Series 3 Shares are subject to mandatory conversion into shares of the Company's common stock at the Company's option at any time after August 11, 2000 if the average closing bid price of the Company's common stock for ten consecutive trading days equals or exceeds $7.02 per share. The Series
          3 Shares are not entitled to any voting rights except as otherwise required by applicable law and are not entitled to any dividend rights unless the Company elects to extend the redemption date to the fifth anniversary of the date of initial issuance, in which case noncash dividends (which increase the number of shares issuable upon redemption) would accrue at the rate of 8% from and after the third anniversary of the date of initial issuance which can only be paid in shares of the Company's common stock.

          In addition to the Series 3 Shares, on February 11, 2000, the Company
          also issued an aggregate of 254,372 warrants to purchase shares of the
          Company's common stock to the same private investor. An additional
          50,000 warrants were issued to such investor as compensation for services rendered in connection with the placement of the Series 3
          Shares. The warrants issued on that date have a five-year term unless sooner exercised. The warrants are exercisable for shares of the
          Company's common stock at a price of $4.68 per share, subject to adjustment in the same circumstances as the Series 3 Shares described above and are subject to mandatory exercise into shares of the
          Company's common stock at the Company's option at any time after
          August 11, 2000 if the average closing bid price of the Company's common stock measured over twenty consecutive trading days equals or exceeds $9.36.

          The private placement resulted in a deemed dividend charge of approximately $3.5 million, resulting from a below market conversion price of preferred stock ($1,495,000), a $15 per share redemption premium and other costs ($990,000) and the fair value (using the
          Black-Scholes method) of warrants issued in connection with the private placement ($1,050,000). Of this amount, approximately $2.1 million has been charged in 2000 and $1.4 million will be charged over the remaining redemption period.

          Class B Series 4 Convertible Preferred Stock

          On October 31, 2000, the Company consummated a private placement of
          200 shares of a new series of preferred stock, designated Class B
          Series 4 convertible preferred stock, par value $.01 per share
          ("Series 4 Preferred Stock") for an aggregate purchase price of
          $2,000,000. Pursuant to the Stock Purchase Agreement between the
          Company and Crescent International Ltd. (the "Purchaser"), the Company
          also issued to the Purchaser a warrant (the "Incentive Warrant"), the terms of which provide that the Purchaser has the right to acquire up to 270,000 shares of the Company's common stock at an exercise price equal to $1.00 per share, subject to adjustment in certain circumstances, for a five-year period.

          The Series 4 Preferred Stock will, with respect to the distribution of assets on liquidation, dissolution or winding up of the Company, rank
          (i) senior and prior to the common stock of the Company and any other class or series of capital stock of the Company hereafter issued, the terms of which specifically provide that shares of such class or series shall rank junior to shares of the Series 4 Preferred Stock
          (ii) on parity with any other class or series of capital stock of the
          Company hereafter issued, the terms of which specifically provide that shares of such class or series shall rank on parity with shares of the
          Series 4 Preferred Stock, and (iii) junior to the Class A preferred stock and any other class or series of capital stock of the Company hereafter issued, the terms of which specifically provide that shares of such class or series shall rank senior to shares of the Series 4
          Preferred Stock

          At any time after October 31, 2002, any or all of the outstanding shares of Series 4 Preferred Stock will, upon written request of the holders of a majority of the issued and outstanding shares thereof, be subject to redemption by the Company for either, at the option of the
          Company, (i) $12,000 in cash per share or (ii) the number of shares of common stock obtained by dividing $12,000 by the lower of $.82 and 92%
          of the average of the lowest three consecutive closing bid prices of the common stock during the 22 trading day period immediately preceding the date that redemption is requested. In addition, subject to certain adjustments, each share of the Series 4 Preferred Stock will be convertible at any time at the option of the holder thereof into the number of shares of common stock determined by dividing
          $10,000 by the lower of $.82 and 92% of the average of the lowest three consecutive closing bid prices of the common stock during the 22 trading day period immediately preceding the date that conversion is requested. The holder of shares of Series 4 Preferred Stock will have no voting rights and, if the Company fails to deliver certificates of shares of common stock upon redemption or conversion of the Series 4
          Preferred Stock, will receive dividends at a rate of 8.0% per annum, payable in cash in quarterly installments.

          In December 2000, 64 of these shares were converted into 1,391,304 shares of common stock.

          Class B Series 5 Convertible Preferred Stock

          Pursuant to a letter agreement, the Company and the holders agreed to convert the entire principal amount of the Debentures (see Note 10), and any accrued but unpaid interest thereon, into a newly-authorized series of convertible preferred stock of the Company (the "New
          Preferred"), effective October 31, 2000. Prior to their conversion, the Debentures had a principal face amount of $5,000,000, accrued but unpaid interest in the amount of $1,079,167 and were due on April 15,
          2002. the Company and the holders further agree that (i) the New
          Preferred would be convertible into shares of common stock at a conversion price of $4.68 per share, subject to adjustment for stock splits, combinations and similar recapitalizations affecting the common stock, (ii) with respect to the distribution of assets on the liquidation, dissolution or winding up of the Company, the New
          Preferred shall rank senior and prior to all classes or series of capital stock of the Company issued prior thereto or thereafter issued, (iii) cumulative dividends would accrue on the New Preferred beginning on April 15, 2002 at a rate of 8% per annum (subject to increase to 11% per annum during any period in which such cumulative dividends are not currently paid), and (iv) the New Preferred would be subject to involuntary conversion into shares of common stock at the option of the Company at a conversion price of $4.68 per share if the average closing bid price of the Company's common stock for ten consecutive trading days exceeds $10.29. The Company also agreed with the holders (i) not to incur or permit any future liens on any of its properties or assets, (ii) not to grant any security interests in its future revenues and (iii) not to consummate any future financings which contemplate the issuance of debentures by the Company.

          In December 2000, 12,158 of these shares were converted into 259,786 shares of common stock.

     12.  Capital Restructuring Program

          Transaction Summary

          On October 11, 2000, the Company obtained commitments from three of its major investors, Millennium Partners, L.P. ("Millennium") (see
          Note 13), LBI Group, Inc. ("Lehman") (see Note 11) and the holders
          (the "Holders") of its 14% senior convertible debentures, dated April
          15, 1999 (the "Debentures") (see Note 10) to restructure the terms of their respective securities. The purpose of this restructuring was to assist the Company in meeting the net tangible assets requirement for continued listings of its common stock, on the NASDAQ Small Cap Market
          ("NASDAQ"). These commitments of the investors were subject to certain conditions, which were subsequently satisfied on October 31, 2000, including the Company's securing confirmation from NASDAQ of the
          Company's eligibility for continued listing on NASDAQ and the closing of a proposed additional financing with Crescent International Ltd.
          ("Crescent"), pursuant to which the Company would issue and sell to
          Crescent, and Crescent would purchase, shares of a newly-authorized series of preferred stock of the Company (the "Crescent Preferred")
          and a five-year warrant to purchase up to 270,000 shares of Common stock at an exercise price equal to $1.00 per share, subject to adjustment in certain circumstances (the "Crescent Warrants"), for an aggregate purchase price of not less than $2,000,000 (see Note 11 -
          "Crescent Financing"). In consideration of their agreements to restructure their respective securities, the Company agreed to issue to each of Lehman and the Holders 200,000 five-year warrants to purchase shares of the common stock of the Company at an exercise price of $1.50 per share (the "New Lehman Warrants" and the "Holders'
          Warrants", respectively). The value of the warrants issued in this restructuring program was deemed to be immaterial. The Company also agreed with the holders (i) not to incur or permit any future liens on any of its properties or assets, (ii) not to grant any security interests in its future revenues and (iii) not to consummate any future financings which contemplate the issuance of debentures by the
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

          The Company and Millennium further agreed to amend the Adjustable
          Warrant (i) to reduce the number of dates (each, a "Vesting Date")
          upon which the number of shares to be issued upon the exercise of the
          Adjustable Warrant would be determined from three to two, (ii) to postpone the first Vesting Date thereunder (the "First Vesting Date")
          until March 31, 2001, at which time the number of shares to be issued thereunder would be determined based on an Adjustment Period Price of not less than $1.00 and, (iii) to postpone the second Vesting Date thereunder (the "Second Vesting Date") until November 1, 2001, at which time the number of shares to be issued thereunder (in addition to the number of shares determined as of the First Vesting Date) would be determined based on an Adjustment Period price which would not be subject to a $1.00 minimum (as was the case on the First Vesting
          Date). The Company and Millennium also agreed (x) to amend that certain Registration Rights Agreement, dated as of August 16, 2000, to eliminate the provisions imposing monetary penalties upon the delisting of the common stock from NASDAQ, (y) to waive any events of default occurring prior to the execution of the Millennium Letter
          Agreement that would entitle Millennium to any monetary penalties from the Company and (z) to irrevocably waive its rights to adjust the exercise price of the Adjustable Warrant or the number of Adjustable
          Warrant Shares as a result of the issuance of up to $4,000,000 of financing from the Crescent Preferred.

          Lehman is the holder of (i) 25,000 shares of the Class B Series 2
          Convertible Preferred Stock of the Company and 40,000 shares of the
          Class B Series 3 Convertible Preferred Stock of the Company
          (collectively, the "Lehman Preferred") and (ii) warrants (the "Lehman
          Warrants") to purchase common stock (see Note 11). Pursuant to a letter agreement, the Company and Lehman agreed to amend those certain
          Preferred Stock Purchase Agreements, dated as of June 11, 1999 and
          February 11, 2000, respectively, to eliminate the provisions imposing monetary penalties in the event that the common stock is delisted from
          NASDAQ.

          The Company and Lehman further agreed to amend the Certificate of
          Incorporation of the Company to delete any provision granting Lehman the right to require the Company to redeem the shares of Lehman
          Preferred for cash. Pursuant to such amendments, the Company is now required to convert the shares of Lehman Preferred into Common stock on the third anniversary of their respective issuance dates unless the
          Company elects, at its option, to extend the mandatory conversion date to the fifth anniversary of the respective issuance dates of the shares of Lehman Preferred. Lehman further agreed to waive its right to decrease the conversion price of the Lehman Preferred and the exercise price of the Lehman Warrants as a result of (i) the issuance of the Crescent Preferred and the Crescent Warrant on October 31, 2000
          for aggregate proceeds of $2,000,000 or any further issuances of preferred stock or warrants to Crescent which do not exceed an additional aggregate purchase price of $2,000,000, (ii) the issuance of warrants to the Company's financial adviser in connection with the
          Crescent Financing, (iii) the issuance of the New Lehman Warrants and the Holders' Warrants and (iv) the determination on the First Vesting
          Date of the number of shares of Common stock issuable with respect to the Adjustable Warrant. In addition, Lehman agreed (A) that the deemed exercise price (the "Deemed Exercise Price") with respect to the number of shares of Common stock issuable pursuant to the Adjustable
          Warrant on the Second Vesting Date would be the greater of (i) $1.00 and (ii) the exercise price calculated in the manner set forth in that certain letter agreement, dated as of August 16, 2000, by and between the Company and Lehman, and (B) to waive its right to decrease the conversion price of the Lehman Preferred and the exercise price of the
          Lehman Warrants to a price which is less than the Deemed Exercise
          Price.

          Pursuant to a letter agreement, the Company and the Holders agreed to convert the entire principal amount of the Debentures, and any accrued but unpaid interest thereon, into a newly-authorized series of convertible preferred stock of the Company (the "New Preferred"), effective October 31, 2000. Prior to their conversion, the Debentures had a principal face amount of $5,000,000, accrued but unpaid interest in the amount of $1,079,167 and were due on April 15, 2002. The
          Company and the holders further agreed that (i) the New Preferred would be convertible into shares of Common stock at a conversion price of $4.68 per share, subject to adjustment for stock splits, combinations and similar recapitalizations affecting the Common stock,
          (ii) with respect to the distribution of assets on the liquidation, dissolution or winding up of the Company, the New Preferred shall rank senior and prior to all classes or series of capital stock of the
          Company issued prior thereto or thereafter issued, (iii) cumulative dividends would accrue on the New Preferred beginning on April 15,
          2002 at a rate of 8% per annum (subject to increase to 11% per annum during any period in which such cumulative dividends are not currently paid) and (iv) the New Preferred would be subject to involuntary conversion into shares of Common stock at the option of the Company at a conversion price of $4.68 per share if the average closing bid price of the Company's Common stock for ten consecutive trading days exceeds
          $10.29. The Company also agreed with the holders (i) not to incur or permit any future liens on any of its properties or assets, (ii) not to grant any security interests in its future revenues and (iii) not to consummate any future financings which contemplate the issuance of debentures by the Company.

     13.  Sale of Common stock

          On August 16, 2000, the Company sold 641,026 shares of Common stock to a private investor at a price per share of $4.68 for gross proceeds of
          $3,000,000, less fees and expenses ("first closing"). In connection with the above transaction, the Company issued to the investor 150,000 warrants to purchase Common stock at an exercise price of $5.26 per share. Pursuant to the purchase agreement for the above transaction, the Company issued to the private investor an "Adjustable Warrant"
          pursuant to which the number of shares issuable upon the exercise thereof (the "Adjustable Warrant Shares") is based upon a formula involving closing bid prices of the Common stock on certain future dates, as amended. Prior to the amendment of the purchasing agreement
          (see Note 12), the private investor had the right to require the
          Company to repurchase for cash the shares and Adjustable Warrant
          Shares issued to the private investors under certain defined conditions. Accordingly, at September 30, 2000, the Company recorded the net proceeds of $2,815,000 as redeemable Common stock. As a result of the amendment, which eliminated the cash requirement, the amount has been classified in Common stock in the fourth quarter of 2000.

          As a result of the first adjustment of the adjustable warrant, the
          Company is obligated as of March 31, 2001 to issue approximately
          936,000 shares of common stock.

          Also in 2000, the Company sold 79,491 shares of common stock for
          $500,000.

     14.  Stock Options and Warrants

          Stock Split

          In February 1998, the Company effected a three-for-two split (the
          "Stock Split"). All share and per share data included in this report have been restated to reflect the stock split.

          Stock Option Plan

          The Company has a Stock Option Plan which currently provides for options to purchase up to 6,500,000 shares of Common stock. The Plan provides for the granting of incentive stock options to all employees and non-incentive stock options to all employees and certain consultants at an exercise price equal to at least the fair market value of a share of Common stock at the date of grant for incentive options (other than for the holders of more than 10% of the outstanding Common stock which must be at least 110% of the fair market value on the date of grant) and at least 85% of the fair market value on the date of grant for nonincentive options. Stock options are generally exercisable in 33-1/3% annual increments commencing one year after the date of grant and generally expire five years after the date of grant.

     The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1999 and 2000, no dividend yield, expected volatility of 60%, 46% and 73% risk-free interest rates of
     5% to 7% and expected lives of approximately 2.5 years for 1998 and 1999 and 6.64 years for 2000. The weighted average fair market value for options granted in 1998, 1999 and 2000 was $2.26, $2.23 and $3.83, respectively. If compensation cost for the Company's stock option plan had been determined in accordance with SFAS No. 123, net loss would have been increased in
     1998, 1999 and 2000 by approximately $470,000, $121,000 and $497,000, respectively, and loss per share would have been increased by $.03, $.01 and $.03, respectively.

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                                                Number outstanding as of
                                                                     December 31,                    Options           Options
                                                                          2000                     outstanding      exercisable
                                                          ----------------------------------     ----------------- ----------------
                                                              Weighted
                                                              average
                                                             remaining         Weighted              Number           Weighted
                                                            contractual       average price         exercisable       average
                                                            life (years)                                            exercise price
             ----------------------------- -------------- ----------------- ---------------- --- ---------------- -----------------
             Range of exercise prices:
                $1.02 - $2.92                  1,003,748          .80              2.87                  993,748         2.88
                $2.96 - $5.63                  1,447,416         2.81              5.19                  900,913         5.23
                $6.84 - $8.25                    573,834         2.40              7.64                  337,665         7.81
                $9.25 - $10.00                   260,000         2.20              9.41                  214,167         9.43
             ----------------------------- -------------- ----------------- ---------------- --- ---------------- -----------------
                                               3,284,998         2.08              5.24                2,446,493         5.00
             ----------------------------- -------------- ----------------- ---------------- --- ---------------- -----------------

          Transactions under the Stock Option Plan are summarized as follows:

                                                                              Weighted
                                                                               average
                                                               Shares        exercise price
            --------------------------------------------- ---------------- -----------------
            Shares under option at December 31, 1997           2,092,248         $4.40
               Granted (at $4.88 to $9.25 per share)           1,432,500          6.40
               Exercised                                        (165,700)         3.85
               Canceled (at $7.46 to $8.25 per share)           (247,500)         7.82
            --------------------------------------------- ---------------- -----------------
            Shares under option at December 31, 1998           3,111,548          5.08
               Granted (at $4.68 to $9.375 per share)            160,000          6.20
               Exercised                                         (62,551)         5.39
               Canceled (at $1.50 to $5.42 per share)            (62,500)         4.47
            --------------------------------------------- ---------------- -----------------
            Shares under option at December 31, 1999           3,146,497          5.14
               Granted ($1.94 to $6.84 per share)                467,500          5.75
               Exercised                                        (138,333)         3.00
               Canceled at ($2.96 to $10.00 per share)          (190,666)         6.98
            --------------------------------------------- ---------------- -----------------
            Shares under option at December 31, 2000           3,284,998          5.24
            --------------------------------------------- ---------------- -----------------

          Options exercisable at December 31,:

            ----------------------------- ------------------
            1998                                 1,470,715
            1999                                 2,063,497
            2000                                 2,446,493
            ----------------------------- ------------------

          The Company granted options to consultants and certain other professionals who provide services to the Company. These options have been valued in accordance with SFAS 123 and are being expensed over the vesting period of the options. The amounts expensed in 1998, 1999 and 2000 amounted to $843,400, $984,000 and $690,000, respectively.
          The activity for these options is included in the table above.

          At December 21, 2000 the Company had the following warrants outstanding:

            Grant Date        Amount         Exercise Price      Maturity      Reason for Grant
        -----------------  --------------  ------------------   ----------   -------------------
               2000              574,374      $1.00 - $4.68        2005      Preferred Stock
               2000              259,491       5.26 - 6.29         2005      Common Stock
               2000              400,000          1.50             2005      Refinancing
               2000              298,718          4.68             2005      Other
               1999              270,690          4.68             2004      Preferred Stock
            Prior years          429,600          1.67             2002      various financings
                           --------------
                               2,232,873
                           ==============

                  All warrants are exercisable.

     15.  Segment Information

          With the above-mentioned acquisition of Gordon in 2000, the Company now operates under two business segments for financial reporting purposes. The Company identifies operating segments based on, among other things, the way that the Company's management organizes the components of the Company's business for purposes of allocating resources and assessing performance. Segment revenues are generated from the sale of CCSI Technologies ("CCSI") and the manufacturing of cosmetics, hair care and other personal care products ("Gordon"). The
          Company defines segment profit as operating income before amortization of goodwill, interest expense and income taxes. Summarized below are the Company's segment sales and income (loss) by reportable segments for the year ended December 31, 2000:

                                                    CCSI           Gordon       Consolidated
              --------------------------------- -------------- --------------- ---------------
              Revenue                            $     80,400     $3,761,600   $   3,842,000
              Segment income (loss)                (9,956,500)      (274,000)    (10,230,500)
              Impairment and amortization of
                goodwill                                                           7,716,400
              Net interest expense                                                 1,549,500
              Net loss                                                           (19,496,400)
              Depreciation and other
                amortization                          728,900        209,400         928,300
              Capital expenditures                     78,300          7,200          85,500
              Segment assets                        8,619,200      3,730,100      12,349,300
              Elimination of intercompany
                balances                                                          (3,352,500)
              Assets per balance sheet                                             8,996,800
              --------------------------------- -------------- --------------- ---------------

     16.  Related Party

          In connection with the Avon Settlement (see Note 6) in an earlier year and her Transactions employment agreement, Mrs. Macfarlane, the
          Company's CEO and a principal shareholder, was to receive a bonus of
          $361,200, of which $110,900 had been paid. The remaining $250,300 accrued interest at the rate of 10% per annum. In December 1997, Mrs.
          Macfarlane agreed to delay demand for payment until January 1999, and further extended this payment to April 2000. At December 31, 1999,
          $256,100, including interest, remained due. This amount was paid by the Company in 2000.

          Approximately $31,000 per year related to rent paid to Mrs. Macfarlane under month-to-month lease agreements. Such rent is equal to Mrs.
          Macfarlane's actual cost for such premises.

     17.  Commitments

          Leases

          Gordon leases its office and warehouse space under an operating lease expiring in December 2006. The Gordon lease contains escalation clauses, along with options to renew thereafter. Rent expense for the period ended December 31, 2000 was $133,500. Future minimum lease payments approximate $290,000 per year through 2006.

          The Company leases its office and warehouse space on a month-to-month basis. Rent expense under these leases totaled $383,400, $296,800 and
          $266,000 in 2000, 1999 and 1998, respectively.

          Retirement Plan

          In 1997, the Company adopted a defined contribution plan which provided for discretionary Company contributions for qualified employees. The expense relating to this plan was $-0-, $-0- and
          $93,200 in 2000, 1999 and 1998, respectively.

     18.  Quarterly Financial Information (Unaudited)

          Unaudited quarterly financial information for the two years ended
          December 31, 2000 is summarized as follows:

                                                 1st Quarter        2nd Quarter        3rd Quarter         4th Quarter
            --------------------------------- ------------------ ------------------ ------------------- ------------------
            2000

               Net sales                         $     38,600        $   667,300        $ 1,724,000        $  1,412,100
               Gross profit/(loss)                     17,900            174,700            329,800            (548,800)
               Net loss                            (3,428,700)        (2,959,100)        (3,023,300)        (10,085,300)
               Loss per share                           (.26)              (.20)              (.19)                (.75)

            1999

               Net sales                                    -                  -            362,100             741,100
               Gross profit/(loss)                          -                  -            315,800            (110,700)
               Net loss                            (2,078,600)        (3,892,700)        (3,145,800)         (3,690,900)
               Loss per share                           (.13)              (.33)              (.21)               (.26)
            --------------------------------- ------------------ ------------------ ------------------- ------------------

          In the fourth quarter of 2000, in light of the serious liquidity and other problems at the Company and because of the lack of viable levels of sales of its medical equipment, the Company recorded the following impairment charges and write-offs:

             ---------------------------------------------- -----------------
             Inventory                                          $   733,100*
             Property and equipment                                 257,600
             Gordon goodwill                                      5,276,500
             Other intangibles                                    1,250,100
             ---------------------------------------------- -----------------
                                                                 $7,517,300
             ============================================== =================
              *     Included in cost of sales

          Also in the fourth quarter of 2000, the Company recorded an additional deemed dividend of $2,325,000 relating to the adoption of EITF 00-27
          (see Note 1).

     19.  Subsequent Events

          Financing

          The Company is currently negotiating proposals for financing the
          Company. One proposal would include the purchase of 75% of Gordon
          Laboratories for over 1 million (with a 9-month option to the Company to purchase the shares of Gordon back for the purchase price plus interest) and additional funds provided under a secured loan to the
          Company. Another proposal would be for an equity financing. Such proposals require negotiation of warrants to purchase the Company's stock and are subject to satisfactory completion of due diligence, negotiation, execution and delivery of definitive agreements by and between the parties, the lifting of the suspension of trading of the
          Company's common stock on the Nasdaq Small Cap Market (CCSI) and compliance with the Net Asset Nasdaq listing requirement.

          Litigation

          On January 16, 2001, a lawsuit was commenced against the Company and
          Darby Macfarlane in the federal district court for the Southern
          District of New York entitled Richard Sommers and Linda Sommers v.
          Chromatics Color Sciences International, Inc. and Darby S. Macfarlane.
          The plaintiffs allege that certain statements purportedly made by or on behalf of the Company concerning the Company's success, the extent of use of the ColorMate System and the Company's cash flow constituted violations of Section 10(b) of the Securities Exchange Act of 1934 and
          SEC Rule 10b-5 promulgated thereunder and Section 12(a)(2) of the
          Securities Act of 1933 as well as common law claims alleging fraudulent misrepresentation, concealment and nondisclosure and seek unspecified damages in an amount to be proven at trial. On March 1,
          2001, the defendants moved to dismiss the complaint for failure to state a claim upon which relief can be granted, for failure to plead fraud with requisite particularity and for failure to comply with the statutory requirements for federal securities fraud claims. No decision has been rendered by the court on this motion. The defendants believe that the allegations of the complaint are without merit and intend to vigorously defend this action. The Company can not predict the effects, if any, of the ultimate outcome of this matter.

          Nasdaq SmallCap Market Listing ("Nasdaq")

          Trading of the Company's stock on Nasdaq is condition upon the
          Company's continuing to meet certain financial and stock price tests.
          In 2001, the Company failed to meet certain of the tests. Further, in
          March 2001, trading on the Company's stock was suspended by Nasdaq, pending the Company providing certain information to Nasdaq. The
          Company is currently negotiating with Nasdaq to resume trading in its stocks.

     20.  Valuation Reserves

          For the year ended December 31, 2000, the Company had the following valuation reserves:

             (a)      Allowance for bad debts
                               Opening balance (per Gordon acquisition)    $131,000
                               Additions/deletions                                -
                                                                          ----------
                               Balance, December 31, 2000                  $131,000
                                                                          ==========
             (b)      Inventory reserve
                               Balance, January 1, 2000                           -
                               Additions (see Note 18)                      733,100
                                                                          ----------
                               Balance, December 31, 2000                  $733,100

             (c)      Goodwill and other intangible assets
                               Balance, January 1, 2000                           -
                               Additions (see Note 18)                    6,784,200
                                                                         -----------
                               Balance, December 31, 2000                $6,784,200
                                                                         ===========