Form 10-Q
period 2001-03-31
CHROMATICS COLOR SCIENCES INTERNATIONAL INC
filed 2001-05-21
CIK 892495

1
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to _________________



                         Commission file number 0-21168



                  CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

        New York                                        13-3253392
--------------------------------------------------------------------------------
(State or Other Jurisdiction            (I.R.S. Employer Identification Number)
of Incorporation or Organization)

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

Indicate by check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes [ ] No [ ] N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 1, 2001: 19,033,308

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements



         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     March 31,     December 31,
                                                       2001            2000
                                                 ---------------- --------------
                                                    (unaudited)  (Notes 1 and 3)
ASSETS
CURRENT ASSETS:
      Cash and equivalents                         $      6,700   $  1,379,000
      Accounts receivable                                72,900         72,900
      Inventories                                       717,400        747,100
      Prepaid expenses and other current assets         402,500        296,900
                                                 --------------- --------------
           Total Current Assets                       1,199,500      2,495,900

PROPERTY AND EQUIPMENT - NET                            223,400        244,100
SOFTWARE DEVELOPMENT COSTS - NET                        209,100        261,400
PATENT COSTS - NET                                      556,000        581,100
NET ASSETS OF DISCONTINUED OPERATIONS                        --      1,000,000
OTHER ASSETS                                            331,700        331,700
                                                 --------------- --------------
                                                   $  2,519,700   $  4,914,200
                                                 =============== ==============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable and accrued expenses:
           Attorneys and accountants               $    876,400   $    458,900
           Consultants                                  237,300        141,700
           Trade and other                            1,383,800        260,100
                                                 --------------- --------------
           Total Current Liabilities                  2,497,500        860,700
                                                 --------------- --------------

LONG TERM DEBT:
      Amount payable for purchase of Gordon             653,000        653,000

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
      Class A, Par Value $.01 per share:
           Authorized - 1,400,000 shares
           Issued and  outstanding - 1,380,000
           shares at par value and  redemption value      13,800        13,800

SHAREHOLDERS' EQUITY (DEFICIENCY)
      Preferred Stock                                 11,788,800    11,510,800
      Common Stock, par value $.001 per share:
           Authorized - 50,000,000 shares
           Issued and outstanding - 19,033,308 (2001)
           and 19,033,308 (2000) shares                   19,100        19,100
      Capital in excess of par value                  45,656,400    45,934,400
      Accumulated deficit                            (58,108,900)  (54,077,600)
                                                     ------------   ------------
           Total Shareholders' Equity (Deficiency)      (644,600)     3,386,700
                                                     ------------    -----------
                                                 $     2,519,700   $ 4,914,200
                                               ==================    ===========

          See accompanying notes to consolidated financial statements

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                    Three Months Ended March 31,
                                               ---------------------------------
                                                     2001            2000
                                               ---------------  ----------------
Revenues:
         Sales                                  $       --      $       38,700
                                               ---------------  ----------------

COSTS AND EXPENSES:
      Cost of sales                                     --              20,800

      Sales, marketing and trade show costs        243,800             637,400

      Medical regulatory expenses                  276,400             196,400

      Research and development                     305,100             294,700

      Patent application costs                     136,000              56,100
      Compensation costs relating to options
      granted to consultants  (non cash)                --             240,000
      Provision for Estimated Payments for
      terminated Employees                       1,000,000                  --
      General and administrative:
         Compensation - Officers and employees     271,100             228,400

         Consultants                               133,200             116,000

         Legal fees                                154,400             187,400

         Accounting fees                            40,000              69,900

         Rent and storage                           92,400              78,100

         Insurance                                  72,500              77,700

         Repairs and maintenance                    20,900              47,500

         Depreciation and amortization             126,000             171,400

         Payroll taxes                              27,300              20,400

         Stock administrative fees                  29,700              29,300

         Public relations                           39,500              59,900

         Other                                      65,800              84,200
                                                -----------     ---------------
                                                 3,034,100           2,615,600
                                                -----------     ---------------
OPERATING LOSS                                  (3,034,100)         (2,576,900)
                                               ------------     ---------------

OTHER INCOME (EXPENSE):
         Interest income                             2,800              44,800
         Interest expense and non-cash
         financing costs including $715,000 in
         non-cash OID costs in 2000                     --            (896,600)
                                             --------------     ---------------
                                                     2,800            (851,800)
                                             --------------     ---------------
LOSS FROM CONTINUING OPERATIONS                 (3,031,300)         (3,428,700)
LOSS FROM DISCONTINUED OPERATIONS (Note 3)      (1,000,000)                 --
                                             --------------     ---------------
NET LOSS                                    $   (4,031,300)    $    (3,428,700)
                                            ===============     ===============

NET LOSS TO COMMON STOCKHOLDERS:
LOSS FROM CONTINUING OPERATIONS             $   (3,031,300)    $    (3,428,700)
DEEMED DIVIDEND FOR CLASS B, SERIES 2 AND 3        278,000             703,000
CONVERTIBLE PREFERRED STOCK                 ---------------     ---------------
LOSS FROM CONTINUING OPERATIONS TO COMMON
STOCKHOLDERS                                    (3,309,300)         (4,131,700)

LOSS FROM DISCONTINUED OPERATIONS (Note 3)      (1,000,000)                  -
                                             ----------------     -------------
NET LOSS TO COMMON STOCKHOLDERS             $   (4,309,300)    $    (4,131,700)
                                             ================     =============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                              19,033,308          15,630,412
                                             ================     =============


BASIC AND DILUTED LOSS PER SHARE:
         LOSS FROM CONTINUING OPERATIONS    $       (0.18)     $        (0.26)
         LOSS FROM DISCONTINUED OPERATIONS          (0.05)                 --
                                            --------------     ----------------
         NET LOSS TO COMMON STOCKHOLDERS    $       (0.23)     $        (0.26)
                                            ==============     ================

           See accompanying notes to consolidated financial statements

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (UNAUDITED)


                                                                      Common Stock
                                                                --------------------------
                                                                  Number of                  Capital in
                                                   Preferred       Shares                  Excess of Par     Accumulated
                                                    Stock        Outstanding   Par Value       Value           Deficit
                                                --------------- -------------- ----------- --------------- -----------------


Balances, December 31, 2000                   $     11,510,800    19,033,308   $   19,100  $   45,934,400  $   (54,077,600)

Three Months Ended March 31, 2001:

      Net Loss                                              -                          -               -        (4,031,300)

      Deemed dividend on Class B,
         convertible preferred stock                   278,000                                  (278,000)

                                              ----------------- -------------- ----------- --------------- -----------------
Balances, March 31, 2001                      $     11,788,800    19,033,308   $   19,100  $   45,656,400  $   (58,108,900)
                                              ================= ============== =========== =============== =================


           See accompanying notes to consolidated financial statements

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                   Three Months Ended March 31,
                                                 ------------------------------
                                                     2001               2000
                                                 ----------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Loss from continuing operations              $ (3,031,300)     $ (3,428,700)
   Loss from discontinued operations              (1,000,000)               --
   Adjustments to reconcile net loss to
   net cash flows from operating activities:

   Non-cash impairment charge and net change
   in net assets of discontinued operations        1,000,000                --
   Depreciation and amortization                     126,000           171,400
   Compensation cost relating to options
   granted to consultants                                 --           240,000
   Non-cash interest and financing costs                  --           715,000
   Changes in operating assets and liabilities:
     Accounts receivable                                  --           776,700
     Inventories                                      29,700           (60,900)
     Prepaid expenses and other assets              (130,600)           15,300
     Accrued interest on senior convertible
     debentures                                           --           175,000
     Accounts payable and accrued expenses         1,636,800           (88,500)
                                                -------------      ------------
       Net cash flows from operating activities   (1,369,400)       (1,484,700)
                                                -------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capitalized patent costs                            --           (151,300)
     Purchase of property and equipment              (2,900)           (53,300)
                                                -------------      ------------
       Net cash flows from investing activities      (2,900)          (204,600)
                                                -------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock,
     net of related costs                                --            295,200
     Proceeds (payments)of amounts payable to
     related party                                       --            (11,400)
     Net proceeds from the issuance of preferred
     stock and warrants, net of costs                    --          3,610,000
                                                 -------------      -----------
     Net cash flows from financing activities            --          3,893,800
                                                 -------------      -----------

NET CHANGE IN CASH AND EQUIVALENTS               (1,372,300)         2,204,500


CASH AND EQUIVALENTS, BEGINNING OF PERIOD         1,379,000          2,790,400
                                                 -------------     -----------

CASH AND EQUIVALENTS, END OF PERIOD              $    6,700       $  4,994,900
                                                  =============   =============

SUPPLEMENTAL CASH FLOW INFORMATION
      Interest Paid                              $      --        $      6,600
                                                  =============   =============


           See accompanying notes to consolidated financial statements

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation:

Nature of Report - The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in cash flows, for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

Footnotes - Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Note 2 - Commitments and Contingencies:

Business Risks - Since its formation in 1984, the Company has been principally engaged in color science technology research and development and licensing activities, seeking mass market applications for its proprietary technology and instrumentation. The Company's business encompasses all of the risks inherent in the establishment of a new business enterprise, including a limited operating history with significant competition possessing substantially greater resources. Current and future operations also depend upon the continued employment of certain key executives, the ability to further commercialize its proprietary technology and products and the Company's ability to obtain sufficient revenues and outside financing.

Operating Difficulties - Since 1989, the Company has incurred losses from operations and net cash outflows from operations. The Company expects to license its patents and proprietary technology, sell its equipment and market its related services and products to ultimately overcome these difficulties.

Although the Company has taken steps to substantially reduce personnel and ongoing operating expenses, the Company expects that it will continue to incur costs in connection with the required research and development on its new LED instrument and technology, complete filings, administration and maintenance for certain intellectual properties and regulatory requirements; supply updated products and sales support to its medical distributor; complete FDA filings for upgrades to its medical products, and explore the possibility of either renegotiating its current distribution agreement for its medical products or selling the exclusive rights to its medical products and technology. There can be no assurance the Company will not continue to incur such losses or will ever generate revenues at levels sufficient to support profitable operations.

The Company anticipates that it will continue to incur net losses for the foreseeable future as expenses are incurred in implementing its long-term business plan.

The Company is currently taking steps to improve operating results and has initiated a plan to significantly reduce operating costs. The Company is experiencing a major liquidity crisis and requires an immediate infusion of cash to continue operations. The Company is seeking additional capital to facilitate short-term liquidity and is currently reviewing various financing proposals. If the Company is unable to obtain such short-term financing, or sell its assets to obtain a cash infusion, it may be forced to seek protection from its creditors in bankruptcy.

Even if the Company is successful in obtaining this short-term cash infusion, the Company will require additional future financing to execute its business plan. If the Company is not able to attract additional future financing, generate significant revenue from operations and/or successfully market its products and technologies, it may have to significantly curtail and/or cease operations and be forced to seek protection from its creditors in bankruptcy.

Legal Proceedings - On January 16, 2001, a lawsuit was commenced against the Company and Darby Macfarlane in the federal district court for the Southern District of New York entitled Richard Sommers and Linda Sommers v. Chromatics Color Sciences International, Inc. and Darby S. Macfarlane. The plaintiffs allege that certain statements purportedly made by or on behalf of the Company concerning the Company's success, the extent of use of the ColorMate (Registered Trademark) System and the Company's cash flow constituted violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder and Section 12(a)(2) of the Securities Act of 1933 as well as common law claims alleging fraudulent misrepresentation, concealment and nondisclosure and seek unspecified damages in an amount to be proven at trial. On March 1, 2001, the defendants moved to dismiss the complaint for failure to state a claim upon which relief can be granted, for failure to plead fraud with requisite particularity and for failure to comply with the statutory requirements for federal securities fraud claims. No decision has been rendered by the court on this motion. The defendants believe that the allegations of the complaint are without merit and intend to vigorously defend this action.


Note 3 - Discontinued Operations:

On June 2, 2000, the Company purchased Gordon Laboratories, Inc. ("Gordon"). Due to the recent financial results of Gordon and CCSI's inability to continue funding Gordon, the Company has decided to attempt to sell Gordon. The Company is currently evaluating proposals related to the sale of Gordon. Accordingly, results of this operation have been classified as discontinued, and prior periods have been restated. The net assets of Gordon have been written - down to zero at March 31, 2001, since the Company cannot predict the ultimate recoverability of the net assets of Gordon through a sale.


Net sales and loss from the discontinued operation are as follows:


                                          Three months ended March 31, 2001

Net Sales                                          $ 1,167,000
Loss from discontinued operation                   $   451,000
Impairment cost                                    $   549,000
Net Loss from discontinued operation               $ 1,000,000



Assets and liabilities from the discontinued operation are as follows:

                                      March 31, 2001    December 31, 2000

Current assets                         $ 1,883,000        $ 1,821,500
Property and equipment/other assets    $ 2,597,000        $ 3,261,100
Current liabilities                    $ 4,480,000        $ 4,082,600
Long-term liabilities                  $         0        $         0
Net assets of discontinued operation   $         0        $ 1,000,000



Note 4 - Subsequent issuance of Common Stock:

In connection with an "adjustable warrant" issued to a private investor in 2000, the Company is obligated to issue approximately 936,000 shares of its common stock to such investor as a result of the first adjustment of such adjustable warrant which occurred on March 31, 2001. The common shares are expected to be issued in May 2001.


Note 5 - Employee termination payments

Since March 2001, the Company has terminated many of its employees or has been unable to pay many of its existing employees. Some of these employees have employment contracts that provide for severance and other payments upon the termination of employment or breach in such contracts. Accordingly, the Company has recorded a $1,000,000 provision for the estimated exposure to these employees for additional amounts due to them as of March 31, 2001.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company incurred losses from continuing operations of $3,031,300 and $3,428,700 for the three months ended March 31, 2001 and 2000, respectively. Loss per share from continuing operations was ($.18) for 2001 and ($.26) for 2000.

The Company incurred losses from Discontinued Operations of $1,000,000 or ($.05) per share in 2001 due to the decision to dispose of the Gordon operation (See
Note 3).

Sales, marketing and trade show costs were $243,800 for the three months ended March 31, 2001 as compared to $637,400 in the prior period as the Company has substantially reduced its medical sales force in 2001. Medical regulatory expenses were $276,400 for the three months ended March 31, 2001 as compared to $196,400 in the prior period due to FDA filing costs for upgrades to medical products and other regulatory requirements.

Research and development costs were $305,100 for the three months ended March 31, 2001 as compared to $294,700 in the prior period. The increase in the current period is primarily a result of the continuing implementation of the Company's long-term business plan to seek commercial applications of its intellectual properties and technologies.

The Company recorded a provision for estimated payments for terminated employees of $1,000,000.

Compensation - Officers and employees were $271,100 for the three months ended March 31, 2001 as compared to $228,400 in the prior period. The increase in these costs is a result of the addition of executive and senior level personnel to implement the Company's business plan.

Total General and administrative costs were $1,072,800 for the three months ended March 31, 2001 as compared to $1,170,200 in the prior period. The decrease is primarily a result of cost reductions initiated by the Company in the last few weeks of the current period.

Interest and non-cash financing costs were $0 in the three months ended March 31, 2001 as compared to $896,600 in the prior period. The decrease is due to amortization of original issue discount on senior convertible debentures, which was fully amortized in prior periods.

Deemed dividend on preferred stock was $278,000 in the three months ended March 31, 2001 as compared to $703,000 in the prior period. The decrease is due to additional deemed dividend from a new financing in the prior period, which did not occur in the current period.

Although the Company has substantially reduced personnel and ongoing operating expenses, the Company expects that if it is successful in raising the necessary financing to continue operations, it will continue to incur costs in connection with the required research and development on its new LED instrument and technology, complete filings, administration and maintenance for certain intellectual properties and regulatory requirements; supply updated products and sales support to its medical distributor; complete FDA filings for upgrades to its medical products, and explore the possibility of either renegotiating its current distribution agreement for its medical products or selling the exclusive rights to its medical products and technology.

The Company anticipates that it will continue to incur net losses for the foreseeable future as expenses are incurred in implementing its long-term business plan.

LIQUIDITY AND CAPITAL RESOURCES

Current Assets were $1,199,500 at March 31, 2001 as compared to $2,495,900 at December 31, 2000. This decrease is primarily attributable to a decrease in cash due to the operating losses.

As indicated in the Consolidated Statement of Cash Flows, the Company continues to experience significant negative net cash flows from operating activities. The 2001 net cash outflow from operating activities is primarily attributed to the Company's net loss (partially offset by depreciation and amortization expense and increases in accounts payable).

The Company lacks funds to continue material aspects of its operations and business plan, including funds and necessary personnel to complete research and development on its new LED instrument and technology recently required during its first mass manufacturing process; complete filings, administration and maintenance for certain intellectual properties and regulatory requirements; supply upgraded products and sales support to its medical distributor; and complete FDA regulatory filings for upgrades to its medical products.

The Company's current objective with regard to its medical business is to arrive at acceptable revised terms of the existing agreement with the distributor or to identify a strategic partner in the medical industry to whom the Company could sell, for an up-front fee and ongoing royalty, the exclusive market rights to the ColorMate TLc-BiliTest System.

The Company's subsidiary, Gordon, has a note payable to a finance Company totaling $2,714,700 at December 31, 2000, which is secured by substantially all of the assets of Gordon. The failure by Gordon to make regularly scheduled payments in 2001, as well as the failure to pay other amounts due constitutes an event of default under the loan agreement. The lender has requested full payment of the loan, which Gordon cannot afford to pay without additional financing. Gordon is currently negotiating with the lender in an attempt to renegotiate the loan. The failure of Gordon to successfully renegotiate this financing could force Gordon to seek protection from its creditors in bankruptcy. The Company is not responsible for payment of this loan.

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

The Company is experiencing a major liquidity crisis and requires an immediate infusion of cash to continue operations. In addition, the Company's subsidiary -Gordon, continues to experience cash flow losses. The Company is seeking additional capital to facilitate short-term liquidity and is currently reviewing various financing proposals and has taken steps to significantly reduce costs. If the Company is unable to obtain such short-term financing, or sell its assets to obtain a cash infusion, it may be forced to seek protection from its creditors in bankruptcy.

Even if the Company is successful in obtaining this short-term cash infusion, the Company will require additional future financing to execute its business plan. If the Company is not able to attract additional future financing, generate significant revenue from operations and/or successfully market its products and technologies, it may have to significantly curtail and/or cease operations and be forced to seek protection from its creditors in bankruptcy.

The Company is currently negotiating proposals for financing the Company. Such proposals require negotiation of warrants to purchase CCSI's stock and are subject to satisfactory completion of due diligence, negotiation, execution and delivery of definitive agreements by and between the parties, and compliance with NASDAQ listing requirements.


Some of the information presented in or incorporated by reference in this report constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include, among other things:
(I) the inability of the Company to resolve the current liquidity crisis, (ii) the inability of the Company to secure additional financing, (iii) the failure of the Company to implement its business plan for various applications of its technologies, including medical and industrial technologies, (iv) government regulation and (v) the loss of key personnel.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The Company's subsidiary, Gordon, has a note payable to a finance Company totaling $2,714,700 at December 31, 2000, which is secured by substantially all of the assets of Gordon. The failure by Gordon to make regularly scheduled payments in 2001, as well as the failure to pay other amounts due constitutes an event of default under the loan agreement. The lender has requested full payment of the loan, which Gordon cannot afford to pay without additional financing. Gordon is currently negotiating with the lender in an attempt to renegotiate the loan. The failure of Gordon to successfully renegotiate this financing could force Gordon to seek protection from its creditors in bankruptcy. The Company is not responsible for payment of this loan.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K:

None.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.



Date: May 21, 2001              By: /s/ Darby S. Macfarlane
                                     ---------------------------
                                    Darby S. Macfarlane
                                    Chairman and Chief Technology Officer


Date: May 21, 2001              By: /s/ Frank Marchese
                                    ---------------------------
                                    Frank Marchese
                                    Chief Financial and Principal
                                    Accounting Officer