Form 10-Q
period 2001-06-30
CHROMATICS COLOR SCIENCES INTERNATIONAL INC
filed 2001-08-20
CIK 892495

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 -------------

                                    FORM 10-Q

         (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended   June 30, 2001
                                              -------------

         OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

             For the transition period from _________ to _________


                         Commission file number 0-21168

                  CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


              New York                                 13-3253392
   -------------------------------                ---------------------
   (State or Other Jurisdiction of                   (I.R.S. Employer
    Incorporation or Organization)                Identification Number)


                  5 East 80th Street, New York, New York 10021
                  --------------------------------------------
                    (Address of principal executive offices)


                                 (212) 717-6544
              ---------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


                                     n/a
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ]   No [   ]


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by
court. Yes [   ]  No [   ]   N/A

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 15, 2001: 19,991,952

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                             June 30,       December 31,
                                                               2001            2000
                                                         --------------   ---------------
                                                            (unaudited)   (Notes 1 and 3)
ASSETS
CURRENT ASSETS:
   Cash and equivalents                                   $      69,400    $    1,379,000
   Accounts receivable                                           72,900            72,900
   Inventories                                                  720,900           747,100
   Prepaid expenses and other current assets                     80,500           296,900
   Deferred financing costs                                     472,000                 -
                                                          -------------    --------------
        Total Current Assets                                  1,415,700         2,495,900

PROPERTY AND EQUIPMENT - NET                                    202,300           244,100
SOFTWARE DEVELOPMENT COSTS - NET                                156,800           261,400
PATENT COSTS - NET                                              530,800           581,100
NET ASSETS OF DISCONTINUED OPERATIONS                                 -         1,000,000
OTHER ASSETS                                                    306,600           331,700
                                                          -------------    --------------
                                                          $   2,612,200    $    4,914,200
                                                          =============    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable and accrued expenses:
             Attorneys and accountants                    $     923,300    $      458,900
             Consultants                                        249,600           141,700
             Trade                                              385,800           260,100
             Severance payable                                  700,000
             Reserve for notes payable (including
               $341,000 payable to an affiliate)                760,000                 -
                                                          -------------    --------------
                                                              3,018,700           860,700
                                                          =============    ==============

LONG TERM DEBT:
        Amount payable for purchase of Gordon                         -           653,000
                                                                      -           653,000
                                                          =============    ==============
COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
        Class A, Par Value $.01 per share:
             Authorized - 1,400,000 shares
             Issued and outstanding - 1,380,000
               shares at par value and redemption
               value                                             13,800            13,800
                                                                 13,800            13,800
                                                          =============    ==============
SHAREHOLDERS' EQUITY (DEFICIENCY)
        Preferred Stock                                      12,066,800        11,510,800
        Common Stock, par value $.001 per share:
             Authorized - 50,000,000 shares
             Issued and outstanding - 19,991,952
               (2001) and 19,033,308 (2000) shares               20,000            19,100
        Capital in excess of par value                       46,596,500        45,934,400
        Accumulated deficit                                 (59,103,600)      (54,077,600)
             Total Shareholders' Equity (Deficiency)           (420,300)        3,386,700
                                                          -------------    --------------
                                                          $   2,612,200    $    4,914,200
                                                          =============    ==============



           See accompanying notes to consolidated financial statements

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months Ended June 30,    Six Months Ended June 30,
                                                  ------------------------------  ------------------------------
                                                       2001            2000            2001            2000
                                                  --------------  --------------  --------------  --------------

Revenues:
    Sales                                          $           -   $      41,100   $           -   $      79,800
                                                  --------------  --------------  --------------  --------------
COSTS AND EXPENSES:
    Cost of sales                                                          6,100               -          26,900
    Sales, marketing and trade show costs                  9,600         533,300         253,400       1,170,700
    Medical regulatory expenses                            1,900         227,200         278,300         423,600
    Research and development                             149,600         380,200         454,700         674,900
    Patent application costs                              35,700          94,400         171,700         150,500
    Compensation costs relating to (noncash)
      options granted                                          -         225,000               -         465,000
    Provision for estimated payments for
      terminated employees                                     -               -       1,000,000               -
    General and administrative:
       Compensation-Officers, employees and
         consultants                                     250,000         395,300         654,300         739,700
       Legal fees                                         45,800         250,900         200,200         438,300
       Accounting fees                                    22,900          26,700          62,900          96,600
       Rent and storage                                   96,100          78,900         188,500         157,000
       Insurance                                          51,300          71,800         123,800         149,500
       Repairs and maintenance                             9,400          34,800          30,300          82,300
       Depreciation and amortization                     126,100         173,000         252,100         344,400
       Taxes                                              20,400          20,000          56,200          44,500
       Stock administrative fees                          30,700          24,900          60,400          54,200
       Public relations                                      700          52,800          40,200         112,700
       Other                                              45,500         108,000         102,800         188,100
                                                  --------------  --------------  --------------  --------------
                                                         895,700       2,703,300       3,929,800       5,318,900
                                                  --------------  --------------  --------------  --------------
OPERATING LOSS                                          (895,700)     (2,662,200)     (3,929,800)     (5,239,100)
                                                  --------------  --------------  --------------  --------------

OTHER INCOME(EXPENSE):
    Interest income                                                       45,000           2,800          89,800
    Interest expense and non-cash
      financing costs including $94,000
      and $834,200 in non-cash OID costs
      in 2001 and 2000, respectively                     (99,000)       (300,800)        (99,000)     (1,197,400)
                                                  --------------  --------------  --------------  --------------
                                                         (99,000)       (255,800)        (96,200)     (1,107,600)
                                                  --------------  --------------  --------------  --------------
LOSS FROM CONTINUING OPERATIONS                         (994,700)     (2,918,000)     (4,026,000)     (6,346,700)
LOSS FROM DISCONTINUED OPERATIONS(Note3)                                (41,100)      (1,000,000)        (41,100)
                                                  --------------  --------------  --------------  --------------
NET LOSS                                           $    (994,700)  $  (2,959,100)  $  (5,026,000)  $  (6,387,800)
                                                  ==============  ==============  ==============  ==============

NET LOSS TO COMMON STOCKHOLDERS:
LOSS FROM CONTINUING OPERATIONS                    $    (994,700)  $  (2,918,000)  $  (4,026,000)  $  (6,346,700)
DEEMED DIVIDEND FOR CLASS B, SERIES 2 AND 3
    CONVERTIBLE PREFERRED STOCK                          278,000         278,000         556,000         981,000
                                                  --------------  --------------  --------------  --------------
LOSS FROM CONTINUING OPERATIONS TO
    COMMON STOCKHOLDERS                               (1,272,700)     (3,196,000)     (4,582,000)     (7,327,700)
LOSS FROM DISCONTINUED OPERATIONS(Note3)                       -        (41,100)      (1,000,000)       (41,100)
                                                  --------------  --------------  --------------  --------------
NET LOSS TO COMMON SHAREHOLDERS                    $  (1,272,700)  $  (3,237,100)  $  (5,582,000)  $  (7,368,800)
                                                  ==============  ==============  ==============  ==============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                19,538,268      16,183,925      19,285,788      15,907,169
                                                  ==============  ==============  ==============  ==============
BASIC AND DILUTED LOSS PER SHARE:
    LOSS FROM CONTINUING OPERATIONS                $       (0.07)  $       (0.20)  $       (0.24)  $       (0.46)
    LOSS FROM DISCONTINUED OPERATIONS                          -               -           (0.05)              -
                                                  --------------  --------------  --------------  --------------
    NET LOSS TO COMMON STOCKHOLDERS                $       (0.07   $       (0.20)  $       (0.29)  $       (0.46)
                                                  ==============  ==============  ==============  ==============


           See accompanying notes to consolidated financial statements

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (UNAUDITED)


                                                              Common Stock
                                                     ------------------------------
                                                       Number of                        Capital in
                                      Preferred         Shares                        Excess of Par       Accumulated
                                        Stock         Outstanding      Par Value          Value             Deficit
                                    --------------   -------------   --------------   --------------   -----------------


Balances, December 31, 2000         $   11,510,800      19,033,308  $       19,100    $  45,934,400    $    (54,077,600)

Six Months Ended June 30, 2001:

    Net Loss                                     -               -               -                -          (5,026,000)

    Issuance of common stock -
    Gordon                                       -          22,894               -          653,000                   -

    Issuance of common stock -
    private investor                             -         935,750             900             (900)                  -

    Warrants issued in connection
    with bridge notes                            -               -               -          566,000                   -

    Deemed dividend on Class B,
    convertible preferred stock            556,000               -               -         (556,000)                  -
                                    --------------   -------------    -------------   --------------     ---------------

Balances, June 30, 2001             $   12,066,800      19,991,952   $      20,000    $  46,596,500      $  (59,103,600)
                                    ==============   =============   ==============   ==============     ===============



           See accompanying notes to consolidated financial statements

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       Three Months Ended June 30,
                                                                       --------------------------
                                                                           2001            2000
                                                                       -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Loss from continuing operations                                     $(4,026,000)   $(6,346,700)
   Loss from discontinued operations                                    (1,000,000)          --
   Adjustments to reconcile net loss to net cash flows
        from operating activities:
   Non-cash impairment charge and net change in net assets
        of discontinued operations                                       1,000,000           --
   Depreciation and amortization                                           252,100        344,400
   Compensation cost relating to options granted to consultants               --          465,000
   Non-cash interest and financing costs                                    94,000        834,200
   Changes in operating assets and liabilities:
        Accounts receivable                                                   --          767,600
        Inventories                                                        (26,100)      (191,400)
        Prepaid expenses and other assets                                  241,500        (25,000)
        Accrued interest on senior convertible debentures                     --          350,000
        Accounts payable and accrued expenses                            1,698,000        (41,600)
                                                                       -----------    -----------
             Net cash flows from continuing operating activities        (1,766,500)    (3,843,500)
                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capitalized patent costs                                                --         (255,100)
      Net cash used for investment in subsidiary                              --       (1,263,100)
      Purchase of property and equipment                                    (3,100)       (61,900)
                                                                       -----------    -----------
           Net cash flows from investing activities                         (3,100)    (1,580,100)
                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock, net
           of related costs                                                   --          795,200
      Proceeds (payments) of Notes payable                                 460,000        (12,800)
      Net proceeds from the issuance of preferred stock and
           warrants, net of costs                                             --        3,610,000
                                                                       -----------    -----------
           Net cash flows from financing activities                        460,000      4,392,400
                                                                       -----------    -----------

NET CHANGE IN CASH AND EQUIVALENTS                                      (1,309,600)    (1,031,200)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                1,379,000      2,790,400
                                                                       -----------    -----------

CASH AND EQUIVALENTS, END OF PERIOD                                    $    69,400    $ 1,759,200
                                                                       ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
      Interest Paid                                                    $      --      $    43,500
                                                                       ===========    ===========

      Issuance of debt to pay accrued expenses                         $   300,000    $      --
      Issuance of stock to pay Gordon liability                            653,000           --
      Deemed dividends                                                     556,000        981,000



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

In addition, on May 29, 2001, the Company received a determination letter from the staff of the Nasdaq Stock Market that the Company fails to comply with the net tangible assets/market capitalization/ net income requirement for continued listing set forth in Nasdaq's Marketplace Rules 4310(c)(2)(B). Further, the Company was notified by letter dated July 3, 2001 by the Hearings Department that the net tangible assets deficiency would be considered a basis for delisting at the Company's hearing before the Nasdaq Listing Qualifications Panel (the "Panel") which took place on August 16, 2001. The net tangible assets/market capitalization/ net income deficiency was a subject of the Company's hearing. The Company's hearing has stayed the delisting of the Company's securities pending the Panel's decision. NASDAQ has requested more information from the Company. There can be no assurance that the Qualifications Panel will grant the Company's request for continued listing.

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


Note 3 - Discontinued Operations:

On June 2, 2000, the Company purchased Gordon Laboratories, Inc. ("Gordon"). Due to the recent financial results of Gordon and CCSI's inability to continue funding Gordon, the Company decided to sell Gordon in the first quarter of 2001. On July 3, 2001 the Company completed the sale of Gordon (see below). The Company retains the right to repurchase Gordon within the one year anniversary of July 3, 2001. Accordingly, results of this operation have been classified as discontinued, and prior periods have been restated. The net assets of Gordon were written-down to zero as of March 31, 2001.

In connection with the purchase of Gordon, the Company was required to issue additional shares of its common stock to certain Gordon options holders on June 2, 2001 at a price of $6.29 per share. In accordance with this provision, the Company issued 22,894 shares on July 3, 2001. The financial statements reflect these shares as if they had been fully issued on June 2, 2001.

Net sales and loss from the discontinued operation are as follows:


                                             Three months       Six months       Three months       Six months
                                                ended              ended             ended            ended
                                                      June 30, 2001                        June 30, 2000
                                          -----------------------------------   --------------------------------

Net Sales                                   $      1,423,000   $    2,590,000     $     626,200    $     626,200
Loss from discontinued operation            $        549,000   $    1,000,000     $      41,100    $      41,100
Impairment cost (gain)                      $       (549,000)* $            0     $           0    $           0
Net Loss from discontinued operation        $              0   $    1,000,000     $      41,100    $      41,100

----------
* Note - Gordon's net assets were written-down to zero at March 31, 2001. Losses subsequent to March 31, 2001 at Gordon had no effect on the Company's financial statements.

Assets and liabilities from the discontinued operation were as follows:

                                               December 31, 2000
                                            ------------------------
Current assets                                     $     1,821,500
Property and equipment/other assets                $     3,261,100
Current liabilities                                $     4,082,600
Long-term liabilities                              $             0
Net assets of discontinued operation               $     1,000,000


Sale of Gordon

On July 3, 2001, pursuant to the Share Subscription and Redemption Agreement, dated as of June 19, 2001 (the "Purchase Agreement"), among the Company, Abilene Investments Corp. ("Abilene"), GAC-Labs, LLC ("GAC- Labs" and collectively with Abilene, the "Purchasers") and Gordon Acquisition Corp., a wholly-owned subsidiary of the Company ("Gordon"), Gordon issued 200 shares of common stock, par value $.001 per share, of Gordon ("Gordon Stock") to Abilene and 800 shares of Gordon Stock to GAC-Labs for an aggregate purchase price of $1,000,000. Simultaneously, the shares of Gordon Stock that were outstanding immediately prior to the closing of this transaction, all of which were owned by the Company, were redeemed for one dollar. In addition, the Company assigned to the Purchasers its right, title and interest in the indebtedness of Gordon and/or H.B. Gordon Manufacturing Co., Inc., its wholly-owned subsidiary, owed to the Company in the ratio of 20% to Abilene and 80% to GAC-Labs.

As part of the same transaction, pursuant to the Purchase Option Agreement, dated as of July 3, 2001 (the "Option Agreement"), among the Company, Abilene and GAC-Labs, the Company was granted the option to purchase from the Purchasers the shares of Gordon Stock issued to them and the indebtedness assigned to them under the Purchase Agreement within one year for an aggregate purchase price of $1,000,000 plus interest thereon at the rate of 14% per annum, subject to reduction under certain conditions, as described below.

Furthermore, the Company granted to the Purchasers one-year warrants (the "Warrants") to purchase (i) an aggregate of 2,000,000 shares of common stock, par value $.001 per share, of the Company ("CCSI Stock") at the exercise price of $.50 per share, if the Company does not consummate a rights offering/ private placement by the Company of its securities prior to the one year expiration of such warrants, or alternatively (ii) an aggregate of 11,200,000 shares of CCSI Stock at the exercise price of $.10 per share and 4.8 million shares at $0.001 per share, subject to price adjustment, if the Company consummates a rights offering/private placement by the Company of its securities prior to the one year expiration of such warrants and obtains shareholder approval with respect to such rights offering/private placement by the Company of its securities and such increase in warrants. The fair market value of the 2 million warrants was immaterial. If the alternative additional warrants are issued at a later date, the fair market value of such warrants will be recorded as a further loss on the disposal of Gordon.

If (i) pursuant to the Option Agreement the Company exercises its option to purchase from the Purchasers the shares of Gordon Stock issued to them and the indebtedness assigned to them under the Purchase Agreement, (ii) the Company has not effected a reverse stock split of the CCSI Stock in a ratio greater than ten to one, (iii) the Company has consummated a rights offering/private placement by the Company of its securities and (iv) the market price of CCSI Stock exceeds $1.00 per share for at least ten consecutive trading days from and after the date of exercise under the Option Agreement, the Warrants will be subject to mandatory exercise. In the event of such a mandatory exercise, the Company will accept as payment of the aggregate exercise price the shares of Gordon Stock that the Purchasers acquired under the Purchase Agreement, and the exercise price under the Option Agreement will be reduced to one dollar. The Warrants are also subject to mandatory exercise if (i) a registration statement filed by the Company with respect to the shares of CCSI Stock issuable upon exercise of the Warrants has been declared effective by the Securities and Exchange Commission,
(ii) the Company has not effected a reverse stock split of the CCSI Stock in a ratio greater than ten to one, (iii) the Company has consummated a rights offering/private placement by the Company of its securities and (iv) the market price of CCSI Stock exceeds $1.00 per share for at least ten consecutive trading days from and after the effective date of such registration statement. In the event of such a mandatory exercise, the Company will accept payment of the aggregate exercise price through the means of a broker's cashless exercise transaction.

Note 4 - Issuance of Common Stock:

In connection with an "adjustable warrant" granted to a private investor in 2000, the Company issued 935,750 shares of its common stock to such investor as a result of the first adjustment of such warrant which occurred on March 31, 2001.

In connection with the purchase of Gordon, the Company issued 22,894 of its common shares in July 2001. See Note 3.


Note 5 - Employee termination payments

Since March 2001, the Company terminated many of its employees or has been unable to pay many of its existing employees. Some of these employees have employment contracts that provide for severance and other payments upon the termination of employment or breach in such contracts. Accordingly, the Company has recorded a $1,000,000 provision for the estimated exposure to these employees for additional amounts due to them. As of June 30, 2001, $300,000 of this provision has been utilized via payments by an officer of the Company. The Company believes the remaining $700,000 accrual is reasonable.


Note 6 - Notes payable

During the quarter ended June 30, 2001 the Company received $760,000 through the issuance of bridge notes ($300,000 resulted from the payment by an officer of Company liabilities). The notes bear interest at a fixed rate of 10% and are due in one year. In connection with the debt, the Company issued an aggregate of 5 million warrants which vest immediately, have a five year life and are exercisable at $0.10 per share. The fair market value of these warrants amounted to $566,000 determined using the Black-Scholes option pricing model. The fair market value of these warrants issued in connection with debt has been recorded as deferred financing costs, is included in current assets, and is being amortized over the life of the relative debt. For the six months ended June 30, 2001, approximately $94,000 was charged to non-cash financing costs relating to the amortization of the deferred financing costs.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company incurred losses from continuing operations of $994,700 and $2,918,000 for the three months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, the Company incurred losses from continuing operations of $4,026,000 and $6,346,700, respectively. Loss per share from continuing operations for the three months ended June 30, 2001 and 2000 were ($.07) and ($.20), respectively. Loss per share from continuing operations for the six months ended June 30, 2001 and 2000 were ($.24) and ($.46), respectively. The reduction in losses incurred from continuing operations is primarily attributable to the Company's ability to reduce its operating costs in accordance with its business plan.

The Company incurred losses from Discontinued Operations of $1,000,000 or ($.05) per share for the six months ended June 30, 2001 and $41,100 or ($.0) per share for the three and six months ended June 30, 2000 due to the decision to dispose of the Gordon operation (See Note 3).

Sales, marketing and trade show costs were $9,600 and $253,400 for the three and six months ended June 30, 2001 as compared to $533,300 and $1,170,700 in the prior periods as the Company has substantially reduced its medical sales force in 2001. Medical regulatory expenses were $1,900 and $278,300 for the three and six months ended June 30, 2001 as compared to $227,200 and $423,600 in the prior periods due to significant reductions in the second quarter of 2001 in FDA filing costs relating to medical products and other regulatory requirements.

Research and development costs were $149,600 for the three months ended June 30, 2001 as compared to $380,200 for the three months ended June 30, 2000. The decrease in research and development costs in the current period is primarily a result of completion of certain milestones in development of the Company's medical product. Research and development costs were $454,700 for the six months ended June 30, 2001 as compared to $674,900 for the six months ended June 30, 2000. The decreased research and development costs for the six months ended June 30,2001 are primarily a result of the above-mentioned completion of milestones.

The Company recorded a provision for estimated payments for terminated employees of $1,000,000 at March 31, 2001.

Compensation costs - Officers, employees and consultants were $250,000 for the three months ended June 30, 2001 as compared to $395,300 for the three months ended June 30, 2000. The decrease in these costs in the current period is a result of the Company's significant decreases in personnel in 2001. Officers, employees and consultants were $654,300 for the six months ended June 30, 2001 as compared to $739,700 for the six months ended June 30, 2000. The decreases were caused by the same reasons.

Total General and administrative costs were $698,900 and $1,768,700 for the three and six months ended June 30, 2001 as compared to $1,237,100 and $2,407,300 in the prior periods. The decrease is primarily a result of cost reductions initiated by the Company in 2001.

Interest and non-cash financing costs were $99,000 in the three and six months ended June 30, 2001 as compared to $300,800 and $1,197,400 in the prior periods. The decrease is primarily due to amortization of original issue discount on senior convertible debentures, which was fully amortized in prior periods.

Deemed dividends on preferred stock were $278,000 and $556,000 in the three and six months ended June 30, 2001 as compared to $278,000 and $981,000 in the prior periods. The decrease for the six month period is due to an additional deemed dividend from a new financing in the prior period, which did not occur in the current period.

Although the Company has substantially reduced personnel and ongoing operating expenses, the Company expects that if it is successful in raising the necessary financing to continue operations, it will continue to incur costs in connection with the required research and development for different market applications of its new LED instrument and technology, complete filings, administration and maintenance for certain intellectual properties and regulatory requirements; supply updated products and sales support to its medical distributor; complete FDA filings for upgrades to its medical products, and explore the possibility of either renegotiating its current distribution agreement for its medical products or selling the exclusive rights to its medical products and technology.

The Company anticipates that it will continue to incur net losses for the foreseeable future as expenses are incurred in implementing its long-term business plan.

LIQUIDITY AND CAPITAL RESOURCES

Current Assets were $1,415,700 at June 30, 2001 as compared to $2,495,900 at December 31, 2000. This decrease is primarily attributable to a decrease in cash due to the operating losses.

As indicated in the Consolidated Statement of Cash Flows, the Company continues to experience significant negative net cash flows from operating activities. The 2001 net cash outflow from operating activities is primarily attributed to the Company's net loss partially offset by depreciation and amortization expense and increases in accounts payable.

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

The Company's current objective with regard to its medical business is to arrive at acceptable revised terms of the existing agreement with the distributor or to identify a strategic partner in the medical industry to whom the Company could sell, for an up-front fee and ongoing royalty, the exclusive market rights to the ColorMate(R) TLc-BiliTest(R) System.

The Independent Accountants' Report on the December 31, 2000 financial statements indicates the Company has incurred recurring losses for the last several years, including $19,464,400 in 2000 and has experienced significant problems and delays exploiting its primary technology (medical equipment). In addition, the Company's subsidiary, Gordon, defaulted on its debt services obligations and the lender demanded payment of the entire debt, which totaled $2,714,700 at December 31, 2000. The Independent Accountants' Report states that these matters raise substantial doubt about the Company's ability to continue as a going concern. Gordon has subsequently been sold. See Note 3.

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

                           CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.


Date: August 20, 2001      By: /s/ Darby S. Macfarlane
                              ------------------------
                               Darby S. Macfarlane
                               Chairman and Chief Technology Officer


Date: August 20, 2001      By: /s/ Leslie Foglesong
                               Leslie Foglesong
                               Asst. Treasurer and principal
                               accounting officer