Form 10-Q
period 2001-09-30
CHROMATICS COLOR SCIENCES INTERNATIONAL INC
filed 2001-11-14
CIK 892495

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended   September 30, 2001
                                             --------------------

         OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

             For the transition period from _________ to _________

                         Commission file number 0-21168

                  CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.
                  ---------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           New York                                  13-3253392
-------------------------------         --------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
Incorporation or Organization)


                  5 East 80th Street, New York, New York 10021
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (212) 717-6544
                                ----------------
              (Registrant's Telephone Number, Including Area Code)

                                       n/a
               --------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)



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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 14, 2001: 19,991,952

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                           September 30, 2001   December 31, 2000
                                                           ------------------   -----------------
                                                               (unaudited)       (Notes 1 and 3)
                               ASSETS
CURRENT ASSETS:
      Cash and equivalents                                   $       157,700     $    1,379,000
      Accounts receivable                                             72,900             72,900
      Inventories                                                    714,000            747,100
      Prepaid expenses and other current assets                       67,300            296,900
      Subscriptions receivable                                       310,000                  -
      Deferred financing costs                                       680,500                  -
                                                             ----------------    ---------------
          Total Current Assets                                     2,002,400          2,495,900

PROPERTY AND EQUIPMENT - NET                                         178,400            244,100
SOFTWARE DEVELOPMENT COSTS - NET                                     104,600            261,400
PATENT COSTS - NET                                                   505,700            581,100
NET ASSETS OF DISCONTINUED OPERATIONS                                      -          1,000,000
OTHER ASSETS                                                         306,600            331,700
                                                             ----------------    ---------------
                                                             $     3,097,700     $    4,914,200
                                                             ================    ===============
              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable and accrued expenses:
          Attorneys and accountants                          $     1,021,100     $      458,900
          Consultants                                                385,600            141,700
          Trade                                                      294,300            260,100
          Severance payable                                          700,000                  -
          Notes payable (including $325,000
            payable to an affiliate)                               1,260,000                  -
                                                             ----------------    ---------------
               Total Current Liabilities                           3,661,000            860,700
                                                             ----------------    ---------------

LONG TERM DEBT:
      Amount payable for purchase of Gordon                                -            653,000
                                                             ----------------    ---------------
                                                                           -            653,000
                                                             ----------------    ---------------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
      Class A, Par Value $.01 per share:
          Authorized - 1,400,000 shares
          Issued and outstanding - 1,380,000
            shares at par value
            and redemption value                                      13,800             13,800
                                                             ----------------    ---------------
                                                                      13,800             13,800
                                                             ----------------    ---------------
SHAREHOLDERS' EQUITY (DEFICIENCY)
      Preferred Stock, authorized 10,000,000 shares,
        issued and outstanding 113,769 shares                     12,344,800         11,510,800
      Subscribed stock
        (8,333,334 shares of common stock)                           500,000
      Common Stock, par value $.001 per share:
          Authorized - 50,000,000 shares
          Issued and outstanding -
            19,991,952, (2001) and 19,033,308
            (2000) shares                                             20,000             19,100
      Capital in excess of par value                              46,718,500         45,934,400
      Accumulated deficit                                        (60,160,400)       (54,077,600)
                                                             ----------------    ---------------
                                                             ----------------    ---------------
          Total Shareholders' Equity (Deficiency)                   (577,100)         3,386,700
                                                             ----------------    ---------------
                                                             $     3,097,700     $    4,914,200
                                                             ================    ===============


          See accompanying notes to consolidated financial statements

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                 Three Months Ended Sept. 30,      Nine Months Ended Sept. 30,
                                                                -------------------------------   -------------------------------
                                                                     2001             2000             2001             2000
                                                                -------------    --------------   -------------    --------------

      Sales                                                      $     6,000     $         600    $      6,000     $      80,400
                                                                -------------    --------------   -------------    --------------
COSTS AND EXPENSES:
      Cost of sales                                                        -               100               -            27,000
      Sales, marketing and trade show costs                           28,100           496,400         281,500         1,667,100
      Medical regulatory expenses                                     26,000           193,400         304,300           617,000
      Research and development                                       142,500           283,400         597,200           958,300
      Patent application costs                                         7,900            65,900         179,600           216,400
      Compensation costs relating to (non cash) options granted            -           225,000               -           690,000
      Provision for estimated payments for terminated employees            -                 -       1,000,000                 -
      General and administrative:
          Compensation - Officers, employees and consultants         198,900           519,100         853,200         1,258,800
          Legal fees                                                 132,100           133,500         332,300           571,800
          Accounting fees                                             20,700            17,500          83,600           114,100
          Rent and storage                                            82,000            91,400         270,500           248,400
          Insurance                                                   47,300            74,900         171,100           224,400
          Repairs and maintenance                                     17,600            40,800          47,900           123,100
          Depreciation and amortization                              101,300           194,500         353,400           538,900
          Taxes                                                        1,300            13,600          57,500            58,100
          Stock administrative fees                                   20,000            11,600          80,400            65,800
          Public relations                                             1,000            49,300          41,200           162,000
          Other                                                       25,200           120,200         128,000           308,300
                                                                -------------    --------------   -------------    --------------
                                                                     851,900         2,530,600       4,781,700         7,849,500
                                                                -------------    --------------   -------------    --------------
OPERATING LOSS                                                      (845,900)       (2,530,000)     (4,775,700)       (7,769,100)
                                                                -------------    --------------   -------------    --------------

OTHER INCOME (EXPENSE):
      Interest income                                                      -            21,800           2,800           111,600
      Interest expense and non-cash financing costs
          including $285,500 and $834,200 in non-cash OID
          costs in 2001 and 2000, respectively                      (210,900)         (181,800)       (309,900)       (1,379,200)
                                                                -------------    --------------   -------------    --------------
                                                                    (210,900)         (160,000)       (307,100)       (1,267,600)
                                                                -------------    --------------   -------------    --------------
LOSS FROM CONTINUING OPERATIONS                                   (1,056,800)       (2,690,000)      (5,082,800)      (9,036,700)
LOSS FROM DISCONTINUED OPERATIONS (Note 3)                                 -          (333,300)      (1,000,000)        (374,400)
                                                                -------------    --------------   -------------    --------------
NET LOSS                                                        $ (1,056,800)    $  (3,023,300)   $  (6,082,800)   $  (9,411,100)
                                                                =============    ==============   =============    ==============

NET LOSS TO COMMON STOCKHOLDERS:
LOSS FROM CONTINUING OPERATIONS                                 $ (1,056,800)    $  (2,690,000)   $  (5,082,800)   $  (9,036,700)
DEEMED DIVIDEND FOR CLASS B, SERIES 2 AND 3
      CONVERTIBLE PREFERRED STOCK                                    278,000           278,000          834,000        1,259,000
                                                                -------------    --------------   -------------    --------------
LOSS FROM CONTINUING OPERATIONS TO
      COMMON STOCKHOLDERS                                         (1,334,800)       (2,968,000)     (5,916,800)      (10,295,700)
LOSS FROM DISCONTINUED OPERATIONS (Note 3)                                 -          (333,300)     (1,000,000)         (374,400)
                                                                -------------    --------------   -------------    --------------
NET LOSS TO COMMON SHAREHOLDERS                                 $  (1,334,800)    $ (3,301,300)   $ (6,916,800)    $ (10,670,100)
                                                                =============    ==============   =============    ==============

WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING                                           19,991,952       17,034,726      19,521,176        16,283,021
                                                                =============    ==============   =============    ==============
BASIC AND DILUTED LOSS PER SHARE:
      LOSS FROM CONTINUING OPERATIONS                           $       (0.07)    $      (0.17)   $       (0.30)   $       (0.63)
      LOSS FROM DISCOUNTINUED OPERATIONS                                   -             (0.02)           (0.05)           (0.02)
                                                                -------------    --------------   -------------    --------------
      NET LOSS TO COMMON STOCKHOLDERS                           $       (0.07)    $      (0.19)   $       (0.35)   $       (0.66)
                                                                =============    ==============   =============    ==============



          See accompanying notes to consolidated financial statements

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (UNAUDITED)


                                                                          Common Stock
                                                                   ----------------------------
                                                                       Number                        Capital
                                                   Preferred         of Shares          Par        in Excess of       Accumulated
                                                     Stock          Outstanding        Value        Par Value           Deficit
                                                 ---------------   ---------------   ----------   ---------------   ----------------


Balances, December 31, 2000                      $   11,510,800        19,033,308   $   19,100    $   45,934,400    $   (54,077,600)

Nine Months Ended September 30, 2001:

      Net Loss                                                -                 -            -                 -         (6,082,800)

      Issuance of common stock - Gordon                                    22,894            -           653,000

      Issuance of common stock - Private
           investor                                                       935,750          900              (900)

      Warrants issued in connection
           with bridge notes                                                                             966,000

      Deemed dividend on Class B,
           convertible preferred stock                  834,000                                         (834,000)
                                                 ---------------   ---------------   ----------   ---------------   ----------------

Balances, September 30, 2001                     $   12,344,800        19,991,952   $   20,000    $   46,718,500    $   (60,160,400)
                                                 ===============   ===============   ==========   ===============   ================


          See accompanying notes to consolidated financial statements

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                       Nine Months Ended September 30,
                                                                      ---------------------------------
                                                                          2001                2000
                                                                    ----------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Loss from continuing operations                                 $  (5,082,800)    $   (9,036,700)
      Loss from discontinued operations                                  (1,000,000)          (374,400)
      Adjustments to reconcile net loss to net cash flows
           from operating activities:
      Non-cash impairment charge and net change in net assets
           of discontinued operations                                     1,000,000            374,400
      Depreciation and amortization                                         353,400            538,900
      Compensation cost relating to options granted to consultants                -            690,000
      Non-cash interest and financing costs                                 285,500            834,200
      Changes in operating assets and liabilities:
           Accounts receivable                                                    -            769,400
           Inventories                                                       33,100           (206,700)
           Prepaid expenses and other assets                                204,700           (162,700)
           Accrued interest on senior convertible debentures                      -            525,000
           Accounts payable and accrued expenses                          1,840,300            262,500
                                                                      --------------    ---------------
           Net cash flows from continuing operating activities           (2,365,800)        (5,786,100)
                                                                      --------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capitalized patent costs                                                    -           (337,300)
      Net cash used for investment in subsidiary                                  -         (1,937,000)
      Purchase of property and equipment                                     (5,500)           (77,100)
                                                                      --------------    ---------------
           Net cash flows from investing activities                          (5,500)        (2,351,400)
                                                                      --------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of subscribed stock, net
           of related costs                                                  190,000         3,672,700
      Proceeds (payments) of notes payable and warrants                      960,000          (256,100)
      Net proceeds from the issuance of preferred stock and
           warrants, net of costs                                                 -          3,610,000
                                                                      --------------    ---------------
           Net cash flows from financing activities                        1,150,000         7,026,600
                                                                      --------------    ---------------

NET CHANGE IN CASH AND EQUIVALENTS                                        (1,221,300)       (1,110,900)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                  1,379,000         2,790,400
                                                                      --------------    ---------------

CASH AND EQUIVALENTS, END OF PERIOD                                   $      157,700    $    1,679,500
                                                                      ==============    ===============

SUPPLEMENTAL CASH FLOW INFORMATION
      Interest paid                                                   $           -     $       20,300
                                                                      ==============    ===============
      Issuance of debt to pay accrued expenses                        $      300,000    $           -
                                                                      ==============    ===============
      Issuance of stock to pay Gordon liability                       $      653,000    $           -
                                                                      ==============    ===============
      Deemed dividends                                                $      834,000    $    1,259,000
                                                                      ==============    ===============
      Subscribed stock                                                $      310,000    $           -
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

The Company is currently taking steps to improve operating results and has initiated a plan to significantly reduce operating costs. The Company is experiencing a major liquidity crisis and requires an immediate infusion of cash to continue operations. The Company is seeking additional capital to facilitate liquidity and is currently reviewing various financing proposals. If the Company is unable to obtain such financing, or sell its assets to obtain a cash infusion, it may be forced to seek protection from its creditors in bankruptcy.

Even if the Company is successful in obtaining this cash infusion, the Company will require additional future financing to further execute its long range business plan. If the Company is not able to attract additional future financing, generate significant revenue from operations and/or successfully market its products and technologies, it may have to significantly curtail and/or cease operations and be forced to seek protection from its creditors in bankruptcy.

The Company has previously received notifications from NASDAQ that its common stock failed to comply with the $1.00 minimum bid price and $2,000,000 minimum net tangible asset conditions required for coninued listing of the common stock on the NASDAQ SmallCap Market. A hearing on the proposed delisting of the Company's common stock was held on August 16, 2001. At that hearing the NASDAQ Hearing Committee requested additional information regarding the Company's plans to achieve compliance with the minimum net tangible asset requirement. To date, NASDAQ has publicly announced a temporary suspension of all delisting proceedings regarding the listing requirement for a $1 minimum per share price in the aftermath of the September 11th attacks on the World Trade Center and the Pentagon. Additionally, on October 30, 2001, NASDAQ has granted a temporary exception to the Company to remain listed until November 30, 2001, pending the Company's ability to be in compliance with the terms of the exception, including the Net Tangible Asset requirement. There can be no assurance that the Company will be in compliance with the terms of the exception and the Net Tangible Asset requirement by November 30, 2001 or at any later date. If the Company is not in compliance by November 30, 2001, then it's securities will be delisted from the NASDAQ SmallCap Market. If the Company's securities should cease to be listed on the NASDAQ SmallCap Market, they may continue to be listed on the OTC Bulletin Board. The Company has requested that the Listing Council review this decision. However the institution of a review will not operate as a stay of delisting based on this decision.

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

Net sales and loss from the discontinued operation are as follows:


                                             Three Months          Nine Months           Three Months           Nine Months
                                                 ended                ended                 ended                  ended
                                             Sep. 30, 2001        Sep. 30, 2001          Sep. 30, 2000         Sep. 30, 2000
                                             ---------------------------------------------------------------------------------
Net Sales                                     $           0       $    2,590,000        $     1,724,000        $    2,350,200
Loss from discontinued operation              $           0       $    1,000,000        $       333,300        $      374,400
Impairment cost (gain)                        $           0       $            0        $             0        $            0
Net Loss from discontinued operation          $           0       $    1,000,000        $       333,300        $      374,400




* Note - Gordon's net assets were written-down to zero at March 31, 2001. Losses subsequent to March 31, 2001 at Gordon had no effect on the Company's financial statements. Results for 2001 are through June 30, 2001 and do not reflect results after the sale of Gordon.


Assets and liabilities from the discontinued operation were as follows:


                                              December 31, 2000
                                            ---------------------
Current assets                                $     1,821,500
Property and equipment/other assets           $     3,261,100
Current liabilities                           $     4,082,600
Long-term liabilities                         $             0
Net assets of discontinued operation          $     1,000,000



Sale of Gordon

On July 3, 2001, pursuant to the Share Subscription and Redemption Agreement, dated as of June 19, 2001 (the "Purchase Agreement"), among the Company, Abilene Investments Corp. ("Abilene"), GAC- Labs, LLC ("GAC- Labs" and collectively with Abilene, the "Purchasers") and Gordon Acquisition Corp., a wholly-owned subsidiary of the Company ("Gordon"), Gordon issued 200 shares of common stock, par value $.001 per share, of Gordon ("Gordon Stock") to Abilene and 800 shares of Gordon

Stock to GAC-Labs for an aggregate purchase price of $1,000,000. Simultaneously, the shares of Gordon Stock that were outstanding immediately prior to the closing of this transaction, all of which were owned by the Company, were redeemed for one dollar. In addition, the Company assigned to the Purchasers its right, title and interest in the indebtedness of Gordon and/or H.B. Gordon Manufacturing Co., Inc., its wholly-owned subsidiary, owed to the Company in the ratio of 20% to Abilene and 80% to GAC-Labs.

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


Note 5 - Employee termination payments

Since March 2001, the Company terminated many of its employees or has been unable to pay many of its existing employees. Some of these employees have employment contracts that provide for severance and other payments upon the termination of employment or breach in such contracts. Accordingly, the Company has recorded a $1,000,000 provision for the estimated exposure to these employees for additional amounts due to them. As of September 30, 2001, $300,000 of this provision has been utilized via payments by an officer of the Company. The Company believes the remaining $700,000 accrual is reasonable.


Note 6 - Notes payable

During the nine months ended September 30, 2001 the Company received $1,260,000 through the issuance of bridge notes ($300,000 resulted from the payment by an officer of Company liabilities). The notes bear interest at a fixed rate of 10% and are due in one year. In connection with the debt, the Company issued an aggregate of 13 million warrants to investors and an additional 4 million warrants to the finder. All of the warrants have a five year life and are exercisable at $0.10 per share upon registration of the underlying shares. The fair market value of these warrants amounted to $966,000 determined using the Black-Scholes option pricing model. The fair market value of these warrants issued in connection with debt has been recorded as deferred financing costs, is included in current assets, and is being amortized over the life of the relative debt. For the nine months ended September 30, 2001, approximately $285,500 was charged to non-cash financing costs relating to the amortization of the deferred financing costs.

Note 7 - Stock subscriptions

In August 2001, the Company retained Janssen Partners, Inc. to serve as its placement agent in connection with an offering of 10,333,333 shares of common stock and warrants to raise $620,000 in proceeds. Attached to each share is a Series A Common Stock Purchase Warrant which vests immediately, has a five year life and is exercisable at $0.10 per share after registration of the underlying shares. Upon the exercise of each Series A Common Stock Purchase Warrant, the holder will receive a Series B Common Stock Purchase Warrant which vests immediately, has a five year life from date of issuance and is exercisable at $0.15 per share after registration of the underlying shares. The offering will expire upon the earlier of November 30, 2001 or the full subscription of the offering. As of September 30, 2001, 8,333,334 shares of common stock have been subscribed for in an aggregate amount of $500,000, of which $190,000 was received in September 2001 and $310,000 included in current assets as these amounts were received in October 2001 after required shareholder approval for additional authorized shares was obtained October 31, 2001. In addition, 12,500,000 Series A Common Stock Purchase Warrants and 12,500,000 Series B Common Stock Purchase Warrant are issuable in connection with the offering.

The Company is in the process of completing documentation including an additional proxy to obtain stockholder approval for an additional proposed private placement by the Company involving potential issuance of additional shares of common stock by the Company in an aggregate amount in excess of 20% of the Company's common stock outstanding immediately prior to such private placement at a price per share less than the market value of the common stock. On October 31, 2001, at a special shareholder meeting an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock, $.001 par value per share, from 50,000,000 to 550,000,000 was approved by the following votes: 18,110,383 for; 1,033,794 against; and 71,069 abstained. Additionally, an amendment to the Company's Certificate of Incorporation to effect a one share for up to forty shares reverse stock split of the Company's issued and outstanding shares of common stock, as determined by the Company's Board of Directors was approved by the following votes: 18,078,117 for; 1,052,519 against; and 84,550 abstained. Due to NASDAQ's temporary suspension of all delisting proceedings regarding the listing requirement for a $1.00 minimum per share price, the Company's Board of Directors does not see the necessity to execute a reverse split in the Company's common stock at this time, but reserves the right to reconsider this action at a later date within time frames proposed in the Proxy which were approved by the Company's shareholders at the October 31, 2001 Special Meeting of the Shareholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company incurred losses from continuing operations of $1,056,800 and $2,690,000 for the three months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, the Company incurred losses from continuing operations of $5,082,800 and $9,036,700, respectively. Loss per share from continuing operations for the three months ended September 30, 2001 and 2000 were ($.07) and ($.17), respectively. Loss per share from continuing operations for the nine months ended September 30, 2001 and 2000 were ($.30) and ($.63), respectively. The reduction in losses incurred from continuing operations is primarily attributable to the Company's ability to reduce its operating costs in accordance with its business plan.

The Company incurred losses from Discontinued Operations of $1,000,000 or ($.05) per share for the nine months ended September 30, 2001 and $374,400 or ($.02) per share for the nine months ended September 30, 2000 due to the decision to dispose of the Gordon operation (See Note 3).

Sales, marketing and trade show costs were $28,100 and $281,500 for the three and nine months ended September 30, 2001 as compared to $496,400 and $1,667,100 in the prior periods as the Company has substantially reduced its medical sales force in 2001. Medical regulatory expenses were $26,000 and $304,300 for the three and nine months ended September 30, 2001 as compared to $193,400 and $617,000 in the prior periods due to significant reductions in the second quarter of 2001 in FDA filing costs relating to medical products and other regulatory requirements.

Research and development costs were $142,500 for the three months ended September 30, 2001 as compared to $283,400 for the three months ended September 30, 2000. The decrease in research and development costs in the current period is primarily a result of completion of certain milestones in development of the Company's medical product. Research and development costs were $597,200 for the nine months ended September 30, 2001 as compared to $958,300 for the nine months ended September 30, 2000. The decreased research and development costs for the nine months ended September 30,2001 are primarily a result of the above-mentioned completion of milestones.

The Company recorded a provision for estimated payments for terminated employees of $1,000,000 at March 31, 2001.

Compensation costs - Officers, employees and consultants were $198,900 for the three months ended September 30, 2001 as compared to $519,100 for the three months ended September 30, 2000. The decrease in these costs in the current period is a result of the Company's significant decreases in personnel in 2001. Officers, employees and consultants were $853,200 for the nine months ended September 30, 2001 as compared to $1,258,800 for the nine months ended September 30, 2000. The decreases were caused by the same reasons.

Total General and administrative costs were $647,400 and $2,419,100 for the three and nine months ended September 30, 2001 as compared to $1,266,400 and $3,673,700 in the prior periods. The decrease is primarily a result of cost reductions initiated by the Company in 2001.

Interest and non-cash financing costs were $210,900 and $309,900 in the three and nine months ended September 30, 2001 as compared to $181,800 and $1,379,200 in the prior periods. The nine month decrease is primarily due to amortization of original issue discount on senior convertible debentures, which was fully amortized in prior periods.

Deemed dividends on preferred stock were $278,000 and $834,000 in the three and nine months ended September 30, 2001 as compared to $278,000 and $1,259,000 in the prior periods. The decrease for the nine month period is due to an additional deemed dividend from a new financing in the prior period, which did not occur in the current period.

Although the Company has substantially reduced personnel and ongoing operating expenses, the Company expects that if it is successful in raising the necessary financing to continue operations, it will continue to incur costs in connection with the required research and development for different market applications of its new LED instrument and technology, complete filings, administration and maintenance for certain intellectual properties and regulatory requirements; supply updated products and sales support to its medical distributor; complete FDA filings for further upgrades to its medical products, and explore the possibility of either renegotiating its current distribution agreement for its medical products or selling the exclusive rights to its medical products and technology.

The Company anticipates that it will continue to incur net losses for the foreseeable future as expenses are incurred in implementing its long-term business plan.

LIQUIDITY AND CAPITAL RESOURCES

Current Assets were $2,002,400 at September 30, 2001 as compared to $2,495,900 at December 31, 2000. This decrease is primarily attributable to a decrease in cash due to the operating losses.

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

The Company is experiencing a major liquidity crisis and requires an immediate infusion of cash to continue operations. The Company is seeking additional capital to facilitate liquidity and is currently reviewing various financing proposals and has taken steps to significantly reduce costs. If the Company is unable to obtain such financing, or sell its assets to obtain a cash infusion, it may be forced to seek protection from its creditors in bankruptcy.

Even if the Company is successful in obtaining this cash infusion, the Company will require additional future financing to further execute its long range business plan. If the Company is not able to attract additional future financing, generate significant revenue from operations and/or successfully market its products and technologies, it may have to significantly curtail and/or cease operations and be forced to seek protection from its creditors in bankruptcy.

The Company is currently negotiating proposals for financing the Company. Such proposals require negotiation of warrants to purchase the Company's stock and are subject to satisfactory completion of due diligence, negotiation, execution and delivery of definitive agreements by and between the parties, and compliance with NASDAQ listing requirements.

In August 2001, the Company retained Janssen Partners, Inc. to serve as its placement agent in connection with an offering of 10,333,333 shares of common stock and warrants to raise $620,000 in proceeds. Attached to each share is a Series A Common Stock Purchase Warrant which vests immediately, has a five year life and is exercisable at $0.10 per share after registration of the underlying shares. Upon the exercise of each Series A Common Stock Purchase Warrant, the holder will receive a Series B Common Stock Purchase Warrant which vests immediately, has a five year life from date of issuance and is exercisable at $0.15 per share after registration of the underlying shares. The offering will expire upon the earlier of November 30, 2001 or the full subscription of the offering. As of September 30, 2001, 8,333,334 shares of common stock have been subscribed for in an aggregate amount of $500,000, of which $190,000 was received in September 2001 and $310,000 included in current assets as these amounts were received in October 2001 after required shareholder approval for additional authorized shares was obtained October 31, 2001. In addition, 12,500,000 Series A Common Stock Purchase Warrants and 12,500,000 Series B Common Stock Purchase Warrant are issuable in connection with the offering.

The Company is in the process of completing documentation including an additional proxy to obtain stockholder approval for an additional proposed private placement by the Company involving potential issuance of additional shares of common stock by the Company in an aggregate amount in excess of 20% of the Company's common stock outstanding immediately prior to such private placement at a price per share less than the market value of the common stock. On October 31, 2001, at a special shareholder meeting an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock, $.001 par value per share, from 50,000,000 to 550,000,000 was approved by the following votes: 18,110,383 for; 1,033,794 against; and 71,069 abstained. Additionally, an amendment to the Company's Certificate of Incorporation to effect a one share for up to forty shares reverse stock split of the Company's issued and outstanding shares of common stock, as determined by the Company's Board of Directors was approved by the following votes: 18,078,117 for; 1,052,519 against; and 84,550 abstained. Due to NASDAQ's temporary suspension of all delisting proceedings regarding the listing requirement for a $1.00 minimum per share price, the Company's Board of Directors does not see the necessity to execute a reverse split in the Company's common stock at this time, but reserves the right to reconsider this action at a later date within time frames proposed in the Proxy which were approved by the Company's shareholders at the October 31, 2001 Special Meeting of the Shareholders.

Some of the information presented in or incorporated by reference in this report constitutes "forward- looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include, among other things:
(i) the inability of the Company to resolve the current liquidity crisis, (ii) the inability of the Company to secure additional financing, (iii) the failure of the Company to implement its business plan for various applications of its technologies, including medical and industrial technologies, (iv) government regulation and (v) the loss of key personnel.


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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

On September 13, 2001, the Company received Food and Drug Administration (FDA) clearance of its 510(k) premarket application to commercially market its upgraded Colormate(R) TLco BiliTest(R) System for non-invasive monitoring of infant jaundice. The TLco BiliTest(R) System upgrade includes faster, more user friendly test programs with many new or improved features requested by healthcare providers, such as test result transfer capability to a central server via the internet. This most recent FDA clearance also confirmed the safety and effectiveness of the TLco BiliTest(R) System for infants of all races and gestational ages before, during and after phototherapy, other than infants with discoloration at a required measurement site. The Company believes these features will provide a state-of-the art monitoring system for aiding physicians and healthcare providers in monitoring bilirubin for newborn infants.

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

                                   CHROMATICS COLOR SCIENCES
                                   INTERNATIONAL, INC.


Date: November 14, 2001             By: /s/ Darby S. Macfarlane
                                        -----------------------
                                        Darby S. Macfarlane
                                        Chairman and Chief Technology Officer


Date: November 14, 2001             By: /s/ Leslie Foglesong
                                        --------------------
                                        Leslie Foglesong
                                        Asst. Treasurer and principal
                                        accounting officer