Form 10-K
period 2001-12-31
CHROMATICS COLOR SCIENCES INTERNATIONAL INC
filed 2002-04-24
CIK 892495

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
|X| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________________ to
     ____________________

                         Commission file number 0-21168


                  CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.
        ---------------------------------------------------------------
                (Name of Registrant as Specified in Its Charter)

          NEW YORK                                          13-3253392
----------------------------------                  -------------------------
 (State or Other Jurisdiction of                         (I.R.S. Employer
  Incorporation or Organization)                      Identification Number)



            2500 Johnson Avenue, Riverdale, NY               10463
        ----------------------------------------------   -------------
         (Address of Principal Executive Offices)          (Zip Code)


                                 (212) 717-6544
   -------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Exchange Act:

        None

Securities registered under Section 12(g) of the Exchange Act:

        Common Stock, par value $0.001 per share

        Purchase Rights for Class B Series 1 Preferred Stock, par value $0.001
        ------------------------------------------------------------------------
                                (Title of Class)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes    X           No
                  -----            --------

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     For the year ended December 31, 2001, the Company had revenues of $8,000.

     As of April 11, 2002, 20,989,550 shares of Common Stock, par value $0.001 per share (the "Common Stock") of the registrant were outstanding and the aggregate market value of the voting stock (computed based on the average of the last bid and asked price on such date) held by non-affiliates was approximately $419,791.

                                     PART I

THIS ANNUAL REPORT ON FORM 10-K, INCLUDING ITEM 1 ("BUSINESS") AND ITEM 7 ("MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS"), CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS "BELIEVE," "ANTICIPATE," "THINK," "INTEND," "PLAN," "WILL BE," "EXPECT" AND SIMILAR EXPRESSIONS IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REGARDING FUTURE EVENTS AND/OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED IN "RISK FACTORS", WHICH COULD CAUSE ACTUAL EVENTS OR THE ACTUAL FUTURE RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT. SUCH RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS, THE SUCCESSFUL RESOLUTION OF THE COMPANY'S CURRENT LIQUIDITY CRISIS, THE COMPANY'S ABILITY TO OBTAIN IMMEDIATE ADDITIONAL FINANCING TO CONTINUE OPERATIONS, THE COMPANY'S ABILITY TO IMPLEMENT ITS BUSINESS PLAN FOR VARIOUS APPLICATIONS OF ITS TECHNOLOGIES, INCLUDING MEDICAL AND INDUSTRIAL APPLICATIONS, THE COMPANY'S ABILITY TO ENTER INTO AGREEMENTS WITH ADDITIONAL MARKETING AND DISTRIBUTION PARTNERS, THE OBTAINING AND MAINTAINING OF AND COMPLIANCE WITH ANY NECESSARY REGULATORY APPROVALS OR CLEARANCES APPLICABLE TO APPLICATIONS OF THE COMPANY'S TECHNOLOGY, THE IMPACT OF COMPETITION, THE MANAGEMENT OF GROWTH, AND OTHER RISKS AND UNCERTAINTIES THAT MAY BE DETAILED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. IN LIGHT OF THE SIGNIFICANT RISKS AND UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF SUCH STATEMENTS SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED.

Item 1. Business

GENERAL

Chromatics Color Sciences International, Inc. (the "Company") was formed in 1984 to research, develop and commercialize certain intellectual property rights, proprietary technology and instrumentation in the field of color science (collectively, the "Intellectual Properties"). The Intellectual Properties provide color measurement to a laboratory standard of accuracy, analysis and classification of human skin, tissue, fluid, hair, teeth or biological subject which facilitates the detection and monitoring of conditions affecting their coloration and the classification and organization by color of various consumer-sensitive products such as cosmetics, tooth enamel, hair color, hosiery, clothing fashion accessories and textiles. The Company has incorporated certain of the Intellectual Properties into a proprietary color measurement system and software marketed for various commercial applications as the "ColorMate(R) System."

The Company has developed a ColorMate(R) device to measure the incremental change of the yellow content of the skin color in newborns to monitor newborn bilirubinemia (infant jaundice) (defined as bilirubin levels or infant jaundice in a range above that which would be considered average in a newborn). On July 30, 1997 the Company received U.S. Food and Drug Administration ("FDA") clearance for commercial marketing of the ColorMate(R) device for non- invasive monitoring of newborn bilirubinemia (infant jaundice) in infants by healthcare professionals in the hospital, institutional, pediatricians' office or home setting (the "ColorMate(R) TLc-BiliTest(R) System"). In September 2001, the Company received further clearances from the U.S. Food and Drug Administration for upgrades to the ColorMate(R) TLc-BiliTest(R) System.

Infant jaundice occurs in most newborns because of a combination of increased bilirubin production, a waste product that is normally produced from the breakdown of red blood cells, and decreased clearance of bilirubin by the liver. Infant jaundice primarily affects infants within the first three to ten days of life. Almost all newborn babies develop some degree of infant jaundice and very high bilirubin levels, if left untreated, may, in extreme cases, lead to permanent brain damage or death. Prior to birth, the bilirubin in an infant is processed by the mother's liver and excreted. Following its birth, an infant must eliminate bilirubin independent of its mother, and it may take an infant's system several days to begin eliminating the bilirubin faster than it is produced. Infants who are born prematurely, who are underfed or who belong to certain ethnic groups are at an increased risk of developing newborn infant jaundice. The initial screening of bilirubin levels is the observation of the yellowing of the skin by professional care providers, which is a subjective determination prone to errors due to differing skin colors. If the initial clinical assessment suggests the possibility of significant elevated bilirubin levels, the current procedure requires that a blood sample be obtained from the infant, usually by lancing the infant's heel

(heelstick). These laboratory measurements are time-consuming, costly and a traumatic process for the infant. In addition, repeated blood drawing in very low birth weight babies with extremely small blood volumes may result in the need for blood transfusion. Since infant jaundice is normally present in infants 36 to 72 hours following birth, infants who are sent home after a short hospital stay pursuant to managed care guidelines in the United States are at risk because the condition may not have presented itself prior to release. Thus the Company believes a non-invasive instrument that monitors infant jaundice in infants represents a significant improvement in patient care. A joint statement by the American Academy of Pediatrics and the Canadian Pediatric Society published in the February 2000 issue of Pediatrics, titled Prevention and Management of Pain and Stress in the Neonate, urges doctors to take measures to alleviate pain in healthcare for babies and prevent causing pain whenever possible. The statement recommends, "Health care institutions should develop and implement patient care policies to assess, prevent and manage pain in neonates, including those receiving palliative care." Also, "whenever possible validated noninvasive monitoring techniques . . . that are not tissue damaging should replace invasive methods." The Company believes that potentially the ColorMate(R) TLc-BiliTest(R) System could significantly reduce the number of invasive blood tests in monitoring newborn jaundice.

In June 1999 the Company entered into an agreement for the exclusive distribution of this medical product in the hospital, pediatrician's office and home healthcare markets in the United States with Datex-Ohmeda Inc. and its Ohmeda Medical Division. As a result of the disappointing results achieved to date in pursuing the Company's business strategy through the distribution agreement with Datex-Ohmeda and the limited financial resources of the Company, the Company's current objective with regard to its medical business is to either explore revised business arrangements with Datex-Ohmeda acceptable to both parties, or to identify a strategic partner in the medical industry to whom the Company could sell, for an up-front fee and ongoing royalty, the exclusive market rights to the ColorMate(R) TLc-BiliTest(R) System. There can be no assurance that the Company will be able to reach acceptable business arrangements with Datex-Ohmeda or identify such a strategic partner or to negotiate and consummate such a sale. We are also developing a business plan for establishing a new management structure and commercializing applications of our technology in the Beauty Industry. We will need to raise substantial capital from equity financings and/or the sale of our products in order to fund our continuing operations and to develop and/or market other medical and non-medical applications for our intellectual property rights, technology and instrumentation. If we are not successful in raising sufficient capital and/or generating adequate revenues, we may be forced to curtail our operations and seek protection from our creditors under applicable bankruptcy laws.

On June 2, 2000 the Company acquired the common stock and certain debt of Gordon Laboratories, Inc. ("Gordon"), a Carson City, California based formulator and manufacturer of cosmetics, hair care and other personal care product, for approximately $5.5 million, principally in Company stock. Gordon's financial results after the acquisition were substantially below the Company's expectations and in March 2001 it defaulted on its outstanding secured indebtedness to a third party lender. In order to resolve this situation, the Company entered into negotiations regarding the potential sale of Gordon. On July 3, 2001, Gordon was acquired by Abilene Investments Corp. and GAC-Labs, LLC for an aggregate purchase price of $1,000,000 paid to Gordon to be used for operating capital. Simultaneously, the shares of Gordon stock that were outstanding immediately prior to the closing of this transaction, all of which were owned by the Company, were redeemed for an aggregate payment of one dollar. In addition, the Company assigned to Abilene and GAC-Labs the indebtedness of Gordon and H.B. Gordon Manufacturing Co., Inc., its wholly-owned subsidiary, owed to the Company. As part of the same transaction, the Company was granted the option to purchase from Abilene and GAC-Labs the shares of Gordon stock issued to them and the indebtedness assigned to them within one year for an aggregate purchase price of $1,000,000 plus interest thereon at the rate of 14% per annum, subject to reduction under certain conditions. The purpose of this option is to afford the Company an opportunity to reacquire Gordon within one year.

Prior to marketing the ColorMate(R) TLc-BiliTest(R) System, the Company's activities principally involved licensing the Intellectual Properties, leasing the ColorMate(R) System and marketing its own line of precisely color coordinated proprietary cosmetics ("My Colors by Chromatics(R)") and proprietary color charts and material swatchpacks (collectively, the "Beauty Aid Products") in the cosmetics, hair color, beauty aid and fashion industries (i) in a national sales program with Avon Products, Inc. and in limited test markets with Clairol, Inc. and Hanes Hosiery, Inc. (all conducted prior to June 1991), (ii) under a product development agreement with Gordon Laboratories, Inc. ("Gordon") and (iii) under a license and lease agreement with Nordstrom, Inc. ("Nordstrom"). Presently, as the result of its efforts to attempt to successfully market commercially the ColorMate(R) TLc-BiliTest(R) System for medical application, the Company has not initiated any new relationships to distribute its Beauty-Aid Products. However, the Company's new business plan includes renewing its efforts for commercial distribution of its Beauty-Aid Products, and the Company has introduced a prototype of a new hand held LED ColorMate(R) device described below, to a number of potential customers in the Beauty Industry (See below). The Company will require substantial additional capital and completion of the LED instrument currently in Research and Development for mass-manufacturing to commence it's business plan for this application.

PRODUCTS

The Company has developed the ColorMate(R) TLc-BiliTest(R) System for monitoring newborn infant jaundice in infants of all races, including when under phototherapy. This device uses a color measurement instrument in combination with certain apertures, calibration systems, accessories and software which have been developed by the Company for this specific medical application. The ColorMate(R) TLc-BiliTest(R) System received FDA clearance for use in monitoring newborn infant jaundice by measuring the color of the skin of the newborn and periodically monitoring incremental changes in the skin color. The legally marketable device includes the ColorMate(R) device for monitoring newborn infant jaundice when operated using external power sources with a computer and printer, and when operated as a battery- operated, hand-held, computer assisted device. (This device together with the Company's disposable calibration components is hereafter referred to as the "ColorMate(R) TLc-BiliTest(R) System.") The ColorMate(R) TLc-BiliTest(R) System is a proprietary color measurement system containing a light source and optical filters. Color measurements are obtained from an infant by placing the ColorMate(R) TLc-BiliTest(R) System on different physical sites of the newborn for five to ten seconds. Accuracy of the color measurements is ensured by the TLc-Lensette(TM), proprietary disposable color-calibration and verification standards consisting of a device containing a dye deposit specially colored and treated paper, which is used prior to each baby's measurement. Each color measurement of the skin is analyzed by the Company's proprietary technology to provide an estimate in milligrams per deciliter (the laboratory scale used for blood serum tests) correlating to the newborn's serum bilirubin concentration within a clinically useful range.

The ColorMate(R) TLc-BiliTest(R) System for monitoring infant jaundice as currently marketed by the Company's distribution partner, Datex-Ohmeda, Inc. and its Ohmeda Medical Division has a list price of $3,000 to $5,000 depending on the model and may be leased or used under a limited time offer for use and evaluation of the system, all with either purchase of minimum monthly supplies of the TLc-Lensette(TM) calibration standards at $11.90 per unit or minimum monthly charges per use under a Managed Use Program.

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

The Company has commenced its first mass manufacturing effort of the LED device, however initial testing of the first products demonstrated further research and development was required to provide certain additional specifications for the light emitting diodes for consistent accuracy when ordering and assembling large batches of the LED device for potential commercial use.


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

On June 7, 1999, the Company executed a renewable, five-year agreement with Datex-Ohmeda, Inc. and its Ohmeda Medical Division ("DO") pursuant to which the Company appointed DO as the exclusive distributor in the United States of the Company's ColorMate(R) TLc-BiliTest(R) System for noninvasive monitoring of bilirubin (infant jaundice) in the hospital market, the non-consumer home healthcare market (in which the test is administered solely by a healthcare professional), the pediatrician office market and clinics within all such markets. The agreement also applies to the Company's TLc-Lensette(TM) disposable standards that are used to calibrate measurements taken by the ColorMate(R) TLc-BiliTest(R) System. The terms of the agreement provide for minimum purchases of ColorMate(R) System units and TLc-Lensette(TM) disposable color-calibration and verification standards for the term of the agreement. There are no financial penalties for failure to meet these minimum levels. However, the Company has the option to terminate the agreement if these minimums are not met. As of March 26, 2002, DO had not achieved the minimum performance requirements set forth in the agreement and the Company is currently exploring acceptable business arrangements with DO.

Following the marketing launch of the ColorMate(R) TLc-BiliTest(R) System by DO in February 2000, the Company experienced a slower than expected hospital evaluation process for the non-invasive technology, a reality not uncommon to other medical devices that attempt to become the standard of care. The Company discovered that the hospital market was taking longer to evaluate the device, which impacted its near-term revenue stream. The Company also encountered the widespread medical practice related to the early discharge of infants, which is moving the larger market potential to the pediatrician offices and home healthcare markets. The Company further discovered that while healthcare professionals are certainly interested in non-invasive devices for babies, establishing new protocols for the treatment of infantile jaundice requires continual education and medically sponsored awareness campaigns. The Company also received feedback that its monitoring device would require additional redesign and modifications to accommodate the busier hospital environment. In cooperation with our distributor, Ohmeda Medical, the Company is working to address these issues, has redesigned the product and obtained recent FDA clearances for the redesigned device in September 2001. Another key issue to the acceptance of the ColorMate(R) TLc-BiliTest(R) System was the fact that until recently a CPT (Current Procedural Terminology) code did not exist for a non-invasive procedure. Healthcare providers use CPT codes extensively for reporting medical procedures and services for administrative management and insurance reimbursement. A CPT code was issued for non-invasive testing for bilirubin which became effective January 1, 2001. The new code that is listed in CPT 2001 is 88400 bilirubin, total transcutaneous. Healthcare providers use the CPT codes when reporting medical procedures and services under public and private health insurance programs, and for administrative management in claims processing and developing guidelines for medical care review according to the AMA.

As a result of the disappointing results achieved to date in pursuing the Company's business strategy through the distribution agreement with DO and the limited financial resources of the Company, the Company's current objective with regard to its medical business is to either arrive at acceptable revised business arrangements with DO or to identify a strategic partner in the medical industry to which the Company could sell, for an up-front fee and ongoing royalty, the exclusive market rights to the ColorMate(R) TLc-BiliTest(R) System.

Due to the problems addressed above, revenues from the sale of the ColorMate(R) TLc-BiliTest(R) System were minimal in 2001.


REGULATORY CLEARANCES

In June 1996, the Company retained government regulatory consultants and legal counsel to oversee compliance with applicable federal and state regulations for commercialization of the ColorMate(R) TLc-BiliTest(R) System as an aid to the physician in monitoring the status of newborn babies for the development and progression of newborn infant jaundice, and for complying with any applicable European Community and other foreign government requirements. The initial clinical studies conducted at Mt. Sinai Hospital were completed with positive results and on November 14, 1996 the Company filed its application with the FDA for the medical application of its technologies, specifically, the adjunctive non-invasive monitoring of newborn infant jaundice. On July 30, 1997, the Company received confirmation of marketing clearance pursuant to a "substantial equivalence" determination order, dated July 24, 1997, from the FDA's Center for Devices and Radiological Health (the "CDRH"), authorizing the Company to commercially distribute the system in the United States. In September 2001, the Company received confirmation of further marketing clearance pursuant to a "substantial equivalence" determination order from the FDA's Center for Devices and Radiological Health (the CDRH") authorizing the Company to commercially distribute an upgraded system in the United States. The "substantial equivalence" order states that the Company must comply with all relevant statutes enforced by and regulations promulgated by the FDA, including Quality System Regulation ("QSR") requirements, labeling, and the statutory prohibitions against adulteration and misbranding. The order states that the system is a "Class I Reserved device." The Company intends to maintain substantial compliance with any applicable requirements for purposes of commercial distribution.

The Company's FDA market clearance authorizes use of the Company's technology as an aid to the physician in monitoring the status of newborn babies for the development and progression of newborn infant jaundice.

Following a physician's examination of a newborn within the first hours of birth, newborn babies would be measured initially and monitored periodically by the ColorMate(R) TLc-BiliTest(R) System for incremental changes in the yellow content of their skin color. Because the ColorMate(R) TLc-BiliTest(R) System can provide effective adjunctive non-invasive monitoring of newborn infant jaundice, it may have significant marketing advantages toward reducing the invasive, repeated, daily blood testing techniques currently used, which in many cases leads to blood transfusion of the infant. See "Risk Factors." However, because the medical community is relatively slow to adopt new technologies, there can be no assurance that practitioners will perceive a need for, or accept, the Company's technology, or be willing to commit funds to its development or the purchase of any such completed technology.

Since receiving FDA marketing clearance in the United States, the Company has undertaken procedures towards obtaining required international regulatory clearances for its ColorMate(R) TLc-BiliTest(R) System. In March 1999, the Company received ISO-9001 and EN46001 certification, signifying that the Company's facility meets important international quality standards for product design and development, manufacturing, servicing and distribution. In April 1999, the Company also was granted permission by the European Union (EU) notified body, TUV Essen, to affix the CE Mark to its ColorMate(R) TLc-BiliTest(R) System.


MANUFACTURING

One element of the Company's business strategy is to outsource the production of the components and final assembly of the ColorMate(R) TLc-BiliTest(R) System and its TLc-Lensette(TM) disposable calibration and verification standards to third-party contract manufacturers. In November 1998, the Company reached an agreement with Nova Biomedical Corporation for the contract production of the ColorMate(R) TLc-BiliTest(R) System. Nova Biomedical is a medical device production contractor, is ISO 9001/EN46001 certified, and has advised the Company that it is in substantial compliance with all applicable regulatory requirements for the contract manufacture of medical devices for U.S. and European Union distribution, including requirements under the FDA's Quality System Regulation and the requirements applicable to the manufacture of medical devices for the European Union (including ISO 9001 and EN46001).

Under this renewable, four-year medical device manufacturing agreement, the contract manufacturer is the exclusive manufacturer/assembler and packager of two models (a battery powered model and an electrically powered model) of the Company's ColorMate(R) TLc-BiliTest(R) System for distribution in the United States (subject to limited volume exceptions with respect to one model of the instrument). The manufacturer also has a right of first refusal to match third party bids to manufacture/assemble and package a third model of such instrument and a further right of first refusal to match third party bids to manufacture/assemble and package the two models referenced above for distribution outside the United States. In this regard, subject to any failure of Nova Biomedical to exercise its right of first refusal to match third party bids (thus permitting the Company to use other manufacturers), Nova Biomedical is the Company's sole source of supply for the instruments. Under the agreement, the Company is responsible for providing to Nova Biomedical, for assembly and packaging, certain component parts.

In February 1999, the first manufacturing run of the Company's ColorMate(R) TLc-BiliTest(R) System (under the FDA's QSR as well as ISO-9001/EN46001 manufacturing regulatory requirements) for monitoring newborn jaundice was completed by Nova Biomedical. The Company commenced shipping the ColorMate(R) TLc-BiliTest(R) System to those hospitals having placed purchase orders for the systems under a limited time price offer which allowed the hospitals to obtain the device and evaluate its performance during a trial period. The Company also began in-servicing at hospitals and with physicians who placed initial orders. In the fourth quarter of 1999 the Company delivered the first 500 commercial units purchased by DO. Sales in the years 2000 and 2001 were less than $100,000 under this distribution agreement and the Company is pursuing alternative business strategies at this time.

INTELLECTUAL PROPERTIES, PATENTS AND PATENT APPLICATIONS PENDING

The Company owns U.S. Patent No. 4,909,632 (expiring in 2007) entitled "Method for Selecting Personal Compatible Colors," U.S. Patents Nos. 5,311,293 (expiring in 2007), 5,313,267 (expiring in 2011) both entitled "Method and Instrument For Selecting Personal Compatible Colors," 5,671,735 (expiring in 2014) entitled "Method and Apparatus for Detecting and Measuring Conditions Affecting Color," 6,067,504 (expiring in 2014) entitled "Method For Correctly Identifying Hair Color," 6,128,516 (expiring in 2014), 6,129,664 (expiring in 2014) and 6,157,445
(expiring in 2009) all entitled "Method and Apparatus For Detecting and Measuring Conditions Affecting Color". Additional U.S. Patents were granted to the Company in 2001, namely U.S. Patent Nos. 6,308,088 (expiring in 2014) entitled "Methods and Apparatus for Detecting and Measuring Conditions Affecting Color" and 6,314,372 (expiring in 2014) 6,330,341 (expiring in 2014), both entitled "Method and Apparatus for Hair Color Characterization and Treatment," U.S. Patent No. 6,178,341 (expiring in 2018), entitled "Color Measurement System with color Index for Skin, Teeth, Hair and Material Substances", U.S. Patent No. 6,271,920 (expiring in 2017), entitled "Methods and Apparatus for Color Calibration and Verification." The Company has developed intellectual property rights in color analysis, calibration and verification in a number of fields including medical, biological, dental, cosmetic and materials testing. The intellectual property rights include trade secrets, know how and pending patent application. The Company also has filed patent applications in a number of foreign jurisdictions which correspond, at least in part, to the Company's United States patents. The Company has been granted European Patent No. 0446512 entitled "Method for Selecting Personal Compatible Colors." That European patent has been nationalized in Great Britain and Hong Kong. The Company also has Australian, Canadian, Korean and Mexican patents corresponding, at least in part, to its U.S. Patent No. 4,909,632, Australian, Canadian, Taiwanese and Korean patents corresponding, at least in part, to its U.S. Patent No. 5,313,267 and an Australian Patent, a Canadian patent, a Singapore patent and two Taiwanese patents corresponding, at least in part, to its U.S. Patent No. 5,671,735 and an Australian patent corresponding, at least in part, to its U.S. Patent No. 6,178,341 (collectively, together with the United States patents, the "Patents").

The proprietary information claimed by the Patents includes, among other things:
(i) a method of detecting a medical condition that involves a symptomatic, detectable change in a test subject's skin coloration, such as a method for monitoring newborn bilirubinemia (infant jaundice) in an infant test subject,
(ii) a method and instrument for identifying skin color and categories of individuals, (iii) a method of determining color compatibility of an individual's skin with non-skin matter and (iv) a method of assigning a skin color compatibility classification to non-skin matter and color charts and sample assemblages made by that method. Proprietary information claimed by the Patents is incorporated in the proprietary software and measurement system used in the ColorMate(R) units. Although many of the individual hardware components of the ColorMate(R) System and the ColorMate(R) TLc-BiliTest(R) System are public and not proprietary to the Company, the color measurement system is manufactured to proprietary specifications of the Company and when those individual hardware components are assembled in conjunction with the Company's proprietary software they form the ColorMate(R) System and the ColorMate(R) TLc-BiliTest(R) System, the operation of which is covered by the claims of the Company's patents. The Company's TLc-Lensette (TM) disposable color-calibration and verification standard is entirely proprietary to the Company because the proprietary color formulation used is uniquely capable of effectively calibrating the ColorMate(R) TLc- BiliTest(R) system for use on human skin colors.

The Company has registered its trademarks COLORMATE, MY COLORS BY CHROMATICS, TLC- BILITEST and the Baby Face Design in the United States Patent and Trademark Office ("USPTO"). The Company believes it also has established common law rights in the following marks: CCBRC, SITE FLAG, TLC, TLC BILI, TLC-LENSETTE, TLC LENSPAK, TLC SOFT AND TLC TOUCH and has filed applications with the USPTO to register the following marks: CCBRC, SITE FLAG and TLC BILI, TLC-LENSETTE, TLC SOFT and TLC TOUCH. Further, the Company believes it has copyright protection for all of the software used in the ColorMate(R) System and the ColorMate(R) TLc-BiliTest(R) System. After the respective expiration date of each of the Company's Patents, the proprietary technology and instrumentation disclosed in each Patent will be available for use by others without compensation to the Company, unless protected by the claims of other U.S. patents that may be issued to the Company. The Company has not applied for patent protection for many aspects of the Intellectual Properties (i.e., its proprietary trade secrets and other confidential information). The Company typically imposes on its key employees, consultants and advisers confidentiality obligations in connection with their employment, consulting or advisory relationship with the Company. See "Risk Factors Protection of Intellectual Property."


COMPETITION

The medical device industry in general is intensely competitive. The Company competes with other providers of infant jaundice diagnostic and monitoring products which have greater financial, technical, manufacturing, marketing, research and development and management resources, such as Minolta Co., Ltd. ("Minolta"), Air Shields, Respironics, Inc. ("Respironics"), which acquired Healthdyne Technologies, Inc. ("Healthdyne"), and SpectRx, Inc. ("SpectRx"), among others. In addition, the invasive laboratory blood test detection methods currently in use for bilirubin infant jaundice, have already achieved acceptance by and are in widespread use in the medical community, unlike the Company's proposed method. See "Risk Factors."

The Company believes that Minolta developed and Air Shields markets a screening device, the Minolta Jaundice Meter, to measure the amount of bilirubin in the skin of a newborn infant to determine whether a serum bilirubin measurement is required. The Company believes that the measurements obtained by the Minolta device, unlike the ColorMate(R) TLc- BiliTest(R) System, are not used when the infant is being treated by phototherapy for hyperbilirubinemia, and are affected by the infant's race and skin color, which the Company believes significantly limits its use in a heterogeneous population. As a result, the Company believes that the Minolta device is in limited use in the United States and that it is not used at all for infants who are receiving phototherapy. There can be no assurance that Minolta will not effect improvements to its device in the future to overcome these apparent limitations. See "Risk Factors."

Based on public filings, the Company believes that in June 1996, SpectRx entered into a collaborative arrangement with Respironics in which Respironics was responsible for regulatory clearance and sales of SpectRx's device for infant jaundice analysis in the United States and Canada. Based on these filings SpectRx's infant jaundice device is intended to be a hand- held instrument, which incorporates a microspectrometer to collect spectroscopic information from the infant's skin. In February 1999, SpectRx announced that it had obtained 510(k) clearance for its device and that it would commence U.S. marketing of its device shortly. SpectRx also announced that during the third quarter of 1998 it entered into a distribution agreement with Atom Medical Corporation for distribution of the SpectRx's infant jaundice product in Japan, pending regulatory clearance from Japan's Ministry of Health and Welfare. Also, during the third quarter of 1998 SpectRx announced receipt of regulatory clearance to market its infant jaundice product in Canada and shipments to Respironics for sale in Canada commenced in the same quarter. The Spectrx infant jaundice device was recently given FDA clearance for commercial marketing for babies under phototherapy. See "Risk Factors."

The Company's success depends in large part on the acceptance by the medical community of the Company's new technology. There can be no assurance that the ColorMate(R) TLc-BiliTest(R) System will effectively compete with any currently used systems. Furthermore, many of the Company's competitors have substantially greater financial, research, technical, manufacturing, marketing and distribution resources than the Company and have greater name recognition and lengthier operating histories in the health care industry. There can be no assurance that the Company will be able to effectively compete against these and other competitors, including those competitors who intend to promote their versions of non-invasive devices. Furthermore, there can be no assurance that the Company's competitors will not succeed in developing, during commercialization of the Company's products, devices and technologies that permit more efficient, less expensive non-invasive analysis of bilirubin (infant jaundice). It is also possible that one or more pharmaceutical or other health care companies will develop therapeutic drugs, treatments or other products that will substantially reduce the prevalence of infant jaundice or otherwise render the Company's products obsolete. Such competition could have a material adverse effect on the Company's business, financial condition and results of operation.

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

GOVERNMENT REGULATIONS

The Company's advertising, sales practices, cosmetic products and medical products (including the labeling and packaging thereof) are and will be subject to applicable federal, state and local regulation (including regulation by the FDA, the Federal Trade Commission, and the Federal Communications Commission, under various laws such as the Fair Packaging and Labeling Act and/or any comparable state authority, agency or statute) and will be subject to regulation by comparable foreign authorities if the Company markets its ColorMate(R) units and products abroad. In addition, the research, development, testing, production and marketing of the Company's medical products are subject to extensive governmental regulation in the United States at the federal, state and local levels, and in certain other countries, that regulate direct selling activities. Non-compliance with applicable requirements may result in recall or seizure of products, total or partial suspension of production, refusal of the government to allow clinical testing or commercial distribution of products, civil monetary penalties, injunction and criminal prosecution.

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

Unless otherwise exempt, all medical devices introduced to the market since 1976 are required by the FDA, as a condition of marketing, to secure 510(k) clearance or premarket approval through a PMA. A product will be cleared by the FDA under a 510(k) if it is found to be substantially equivalent in terms of safety, effectiveness, technology and intended use to another legally marketed medical device that was on the market prior to May 28, 1976 (that subsequently did not require a PMA application) or to a product that has previously received a 510(k) and is lawfully on the market. If a product is not substantially equivalent to such a medical device, and not otherwise exempt, the FDA must first approve a PMA application before it can be marketed. An approved PMA indicates that the FDA has determined the product has been proven, through the submission of clinical data and manufacturing and other information, to be safe and effective for its labeled indications. The PMA review process on average takes 411 days (based on FDA's fiscal year 2001 figures) and typically requires the submission of significant quantities of clinical data and supporting information. The process of obtaining a 510(k) currently takes, on average, approximately 96 days from the date of submission (based on FDA's fiscal year 2001 figures). However, the review process for a particular product may be shorter or substantially longer depending upon the circumstances. Moreover, there can be no assurance that a 510(k) will be cleared. A 510(k) must include submission of supporting information, including design details and draft labeling, and may be required to contain safety and efficacy data, possibly from clinical trials. Product modifications intended to be made to a cleared device also may require filing and clearance of a new 510(k) submission or filing and approval of a PMA supplement, during which time the modified product cannot be commercially distributed.

The latest 510(k) clearance orderS obtained from the FDA's CDRH indicates that the Company's ColorMate(R) TLc- BiliTest(R) System is a "Class I Reserved" device, subjecting it to "general controls. The Company is not currently developing, manufacturing or distributing any Class III devices, although it may do so in the future. The Company also is subject to additional FDA and foreign statutes and regulations and/or may be subject to additional clearances or approvals to the extent the Company continues its efforts to test, manufacture and license the Intellectual Properties and lease the ColorMate(R) units to the medical community in additional or significantly modified forms or for new uses. See "Risk Factors."

Although the Company has received FDA clearance on its ColorMate(R) TLc-BiliTest(R) System pursuant to a "substantial equivalence" determination order, in the form of letters dated July 1997 and September 2001 from the FDA's CDRH, authorizing the Company to commercially distribute its device for adjunctive monitoring of newborn infant jaundice by healthcare professionals in the United States, the Company also must comply with the other applicable statutes enforced, and applicable rules and regulations promulgated, by the FDA, in order to legally market the device. The latest "substantial equivalence" order states that the Company must comply with the medical device general controls, e.g., device establishment registration, medical device listing, good manufacturing practices (QSR requirements), medical device reporting, labeling requirements, and the statutory prohibitions against adulteration and misbranding.

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

In order for the Company to market its products in Europe and certain other foreign jurisdictions, the Company and its distributors and agents obtained and must maintain required regulatory registrations and/or approvals and must otherwise comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. Specifically, certain foreign regulatory bodies have adopted various regulations, among other things, governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country. After receiving FDA marketing clearance in the United States, the Company undertook the procedures to obtain European regulatory clearances for its ColorMate(R) TLc-BiliTest(R) System. To market its ColorMate(R) TLc-BiliTest(R) System in the European Union, the Company sought ISO- 9001/EN46001 certification and the right to affix the CE mark. ISO-9001/EN46001 certification recognizes that the Company has established a quality system for the design, development, manufacturing, servicing and distribution of its medical device. The CE mark is a symbol of quality and compliance with applicable European Union medical device directives. In March 1999, the Company received ISO-9001 and EN46001 certifications, signifying that the Company's New York facility meets important international quality standards for product design and development, manufacturing, servicing and distribution. In April 1999, the Company also was granted permission by the European Union
(EU) notified body, TUV Essen, to affix the CE Mark to its ColorMate(R) TLc-BiliTest(R) System. Prior to April 1, 1999, the Company has passed a product inspection in February 1999 for purposes of receiving the right to affix the CE mark to such specific inspected product. Failure to maintain ISO-9001/EN46001 certification, CE mark rights or other foreign regulatory registrations or approvals for the Company's medical products would prevent the Company from marketing its medical products abroad, which would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will obtain any other required regulatory registrations or approval in such countries or that it will not be required to incur significant costs in obtaining or maintaining such regulatory registrations or approvals. Delays in obtaining any registrations or approvals required to market the Company's products, failure to receive these registrations or approvals, or future loss or previously obtained certifications, rights, registrations or approvals could have a material adverse affect on the Company's business, financial condition and results of operations. The Company may rely on its third-party foreign distributors to comply with certain foreign regulatory requirements. The inability or failure of the Company or such foreign distributors to comply with varying foreign regulations or the imposition of new regulations could restrict the sale of the Company's products internationally and thereby adversely affect the Company's business, financial condition and results of operations.

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

Future products developed by the Company and products currently under development may require FDA marketing authorization through either 510(k) or PMA application procedures. There can be no assurance that marketing clearances or approvals will be obtained on a timely basis or at all. Delays in receiving such clearances or approvals could have a material adverse effect on the Company.

The FDA also regulates the commencement and conduct of clinical investigations to determine the safety and effectiveness of unapproved investigational devices, including investigations involving new intended uses of previously cleared or approved devices. Clinical investigations are regulated by the FDA under the Investigational Device Exemptions ("IDE") regulations. The IDE regulations include significant requirements that must be met, including, but not limited to, informed patient consent, institutional review board ("IRB") review and approval of research protocols, reporting obligations to the FDA, record keeping requirements and prohibitions against commercialization of investigational devices. A sponsor must obtain FDA approval of an IDE application before starting the investigation, unless the device is found to be a non- significant risk ("NSR") device by the sponsor and each IRB that reviews and approves the study. The FDA, however, has the authority to determine that a study designated as involving an NSR device by the sponsor and IRBs involves a significant risk device, and to require that an IDE application be submitted and approved before the study can resume. In addition, a study of an NSR device must still comply with the above-referenced and certain other IDE requirements. A violation of the IDE regulations can result in a variety of sanctions, such as warning letters, prohibition against additional clinical research, the refusal to accept data and criminal prosecution. The Company also may provide devices for use in FDA approved or recognized clinical trials as a contract manufacturer.

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

The Company's products are intended to be purchased or leased by health care providers or suppliers which submit claims for reimbursement for such products or their use to third-party payors such as Medicare, Medicaid and private health insurers. In the United States, patients, hospitals and physicians who purchase medical devices, generally rely on such third- party payors to reimburse them for all or a portion of the cost of the medical device or its use. Reimbursement for devices (or their use) that have received FDA clearance has generally been available in the United States. Third-party payors are increasingly challenging the prices charged for medical products and services. There can be no assurance that the Company's products will be considered cost effective and that reimbursement to the consumer will be or continue to be available, or sufficient to allow the Company to sell its medical device products on a competitive basis. Moreover, obtaining and maintaining health care payors' approval of reimbursement for the Company's products or their use, and the level of reimbursement made available, will be an important factor in establishing pricing, structure and market acceptance. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third-party health care payors. Furthermore, the Company could be adversely affected by changes in reimbursement policies of governmental or private health care payors. Although the Company has no knowledge that third-party payors will adopt measures that would limit coverage of, or reimbursement for, its products or their use, any such measures that were applied to the Company's products could have a material adverse effect on the Company.

American Medical Association ("AMA") CPT codes are generally used to facilitate the processing of insurance reimbursement claims and to provide a simplified reporting procedure. However, assignment of a code does not assure that the insurer will provide reimbursement or that the AMA endorses the medical procedure at issue. Effective January 1, 2001, the AMA assigned AMA CPT code 88400 bilirubin, total transcutaneous, for use with the Company's ColorMate(R)TLc-BiliTest(R) System. Health care providers use the CPT code when reporting medical procedures and services under public and private health insurance programs, and for administrative management in claims processing and developing guidelines for medical care review according to the AMA.

The Company is unable to predict what changes will be made in the reimbursement methods utilized by third-party health care payors. Although the Company anticipates that hospitals and physicians will justify the use of the ColorMate(R) TLc- BiliTest(R) System by clinical benefits that the Company believes will be derived from the use of the ColorMate(R) TLc- BiliTest(R) System, there can be no assurance that this will be the case. Because the cost of health care delivery has been rising steadily and because the cost of a significant portion of medical care in the United States and other countries is typically funded by governmental insurance programs, there have been a number of government initiatives to reduce health care costs. Congress and various state legislatures have proposed changes in laws and regulations that, if ever enacted, could effect major restructuring of the health care industry. Although many of these proposals may seek to maintain or expand access to health care services, the common objective of the proposed legislation is to achieve cost containment in the health care sector. Changes in governmental support of health care services, the methods by which such services are delivered, the prices for such services or the regulations governing such services or mandated benefits all may have a material adverse effect on the Company. Even if the ultimate impact of any such changes on net sales is positive, no assurance can be given that the costs of complying with possible new requirements would not have a negative impact on the Company's future earnings. No assurance can be given that any such legislation will not have a material adverse effect on the Company.


EMPLOYEES

Since December 2000 the Company has reduced its number of employees. The Company currently employs 3 persons on a full-time basis. These employees are principally engaged in raising finances, as well as administration, research and development, regulatory and intellectual property functions. The Company has significantly reduced its operating expenses while focusing on its current objective of obtaining financing and identifying strategic partners for marketing its ColorMate(R) system in the beauty industry and to purchase exclusive market rights to the ColorMate(R) TLc-BiliTest(R) System.


RECENT EVENTS

Gordon Laboratories Sale and Repurchase Option

On June 2, 2000 the Company acquired the common stock and certain debt of Gordon Laboratories, Inc. ("Gordon"), a Carson City, California based formulator and manufacturer of cosmetics, hair care and other personal care products. The Company acquired an approximately 85% equity interest in Gordon for approximately $5.5 million, principally in stock, and acquired the remaining interest in June 2001, per the terms of the June 2000 agreement.

On July 3, 2001, Gordon was acquired by Abilene Investments Corp. and GAC-Labs, LLC for an aggregate purchase price of $1,000,000 paid to Gordon to be used for operating capital. Simultaneously, the shares of Gordon stock that were outstanding immediately prior to the closing of this transaction, all of which were owned by the Company, were redeemed for one dollar. In addition, the Company assigned to Abilene and GAC-Labs the indebtedness of Gordon and H.B. Gordon Manufacturing Co., Inc., its wholly-owned subsidiary, owed to the Company in the ratio of 20% to Abilene and 80% to GAC-Labs.

As part of the same transaction, the Company was granted the option to purchase from Abilene and GAC-Labs the shares of Gordon stock issued to them and the indebtedness assigned to them within one year for an aggregate purchase price of $1,000,000 plus interest thereon at the rate of 14% per annum, subject to reduction under certain conditions.

Stockholder Rights Offering

The Company is now offering and selling up to 210,900,000 shares of our common stock, which are the subject of a prospectus filed with the Securities and Exchange Commission, to our existing stockholders.

Current Cash Requirements/Financing Proposals

The Company is currently lacking funds to continue material aspects of the Company's operations and business plan, including funds and necessary personnel to complete research and development on its new LED instrument and technology discovered during its first mass manufacturing process; complete filings, administration and maintenance for certain intellectual properties and regulatory requirements; supply upgraded products and sales support to its medical distributor; and complete regulatory filings. The Company has recently downsized its corporate offices and the Board of Directors is reviewing potential proposals for financing the Company, along with contingency plans in the event such financing cannot be completed.

The Company is currently reviewing potential financings. One potential financing would be for a $3.5 million equity financing. Such proposals require negotiation of warrants to purchase the Company's stock and are subject to satisfactory completion of due diligence, negotiation, execution and delivery of definitive agreements by and between the parties.

Nasdaq Delisting

On November 29, 2001, the Company's common stock was delisted from the Nasdaq SmallCap Market. The Company's common stock is currently listed on the OTC Bulletin Board.

Board of Directors Decrease

The Board of Directors was decreased from nine to six members due to the resignations of three of its members.


BEAUTY-AID PRODUCTS

The ColorMate(R) System. Although it is not currently expanding in this activity as a result of its efforts to find a strategic partner for the ColorMate(R) TLc-BiliTest(R) System for medical application and the lack of necessary funding, the Company has engaged in efforts to commercialize its Intellectual Properties for beauty-related applications. The ColorMate(R) System consists of a color measurement instrument to be held against a subject's skin, hair, teeth or sample, a series of filters and a computer and related proprietary software all housed in a portable briefcase. The color measurement instrument used within the ColorMate(R) unit or as a handheld battery operated instrument is utilized in the Company's medical, cosmetic and other applications. The instrument is held against the subject's skin, hair, teeth or sample and performs color measurement of coloration and luminosity to a laboratory standard of accuracy. In skin color analysis, the software then analyzes the color measurements so obtained and assigns the subject to one of the approximately 200 skin color categories identified by the Company through its research and development effort.

In the beauty-related applications the ColorMate(R) System matches each skin color type to a range of pre-tested compatible product colors. The unit is equipped with a printer and can provide the subject with a record of his or her skin color category and color compatible shades of specific products (including the Company's cosmetic products) appropriate for that skin color category and other product colors.

The ColorMate(R) System also can be used to perform chromaticity studies of various product lines in manufactured or applied forms (for example, tooth enamel, hair coloring, hosiery, other cosmetic lines) on behalf of licensees. This capability permits the organization of the licensee's products into precise color categories so that the consumer can be assisted with proper color coordination within the licensee's product line.

My Colors by Chromatics(R) Cosmetics Line. The Company's cosmetics line ("My Colors by Chromatics(R)") divides the product shades into four color classifications. The product shades recommended by the ColorMate(R) System are individually prescribed for color coordination with each of the approximately 200 skin color categories. The Company's cosmetic line is precisely formulated and balanced to provide color coordinated products for the skin color of all races. In the past the Company has also marketed, through the use of the ColorMate(R) System, a line of fashion swatch packs consisting of 36 objectively measured colors, coordinated with each other and with the consumer's skin tone color to aid the consumer in selecting color compatible fabrics and fashion accessories.


OTHER POTENTIAL  PRODUCTS AND APPLICATIONS.

The Company has conducted research and development and developed engineering specifications for a mass manufacturing prototype regarding a hand-held light-emitting diode version of the ColorMate(R) System (the "LED Device"). This version may be marketed for medical use after collecting further clinical testing data and is subject to FDA approval or clearance (the Bilirubin LED Device). For non-medical applications, the LED Device may be marketed in various industries including the dental, beauty aid and fashion industries and also may be marketed directly to consumers for home and personal use. The Company expects the new LED versions will also be capable of being manufactured at a cost substantially less than the cost incurred in manufacturing the Company's existing ColorMate(R) System units because of technological improvements which have resulted in substantially lower component part costs. The Company believes that the Intellectual Properties and ColorMate(R) System have commercial applications in (i) healthcare relating to the non-invasive detection and monitoring of certain chromogenic diseases, such as skin diseases, and anemia and (ii) dental care (i.e., the color matching of teeth and tooth enamel). Additional medical applications for the Intellectual Properties require extensive and lengthy clinical testing and will be subject to various federal and state regulatory requirements, including FDA clearances or approvals, and may be subject to comparable foreign regulatory approvals to the extent the Company markets such applications abroad. There can be no assurance that the Company will obtain any additional FDA or foreign approvals or clearances or will be able to comply with such regulatory requirements for additional applications.

The Company also believes that the Intellectual Properties and ColorMate(R) System may have commercial applications in industrial color measurement applications, in order to achieve and confirm uniformity of color shades within a given product line or between two products of the same line (i.e., paint, textile and food products). To that end, the Company intends to increase its efforts to lease the ColorMate(R) System and license the Intellectual Properties, including the Company's chromaticity study capabilities, to industrial companies such as paint, textile and food companies, that use or could use existing color measurement technologies in the manufacturing and marketing of their own products. Many companies in these industries currently use color measurement instruments to ensure uniformity of product line colors (e.g., that manufacturing facilities are producing different dye lots and/or goods of the same color). These instruments are generally available at prices well in excess of the price at which the Company would market the ColorMate(R) System for such application, because the Company has been able to mass manufacture its color measurement technology, thereby taking advantage of the economies of scale and lower unit prices available through large volume orders from component parts suppliers. In addition, the ColorMate(R) System provides machine- to-machine stability and reproducibility (i.e., that each machine will achieve results consistent with that of other machines).


RISK FACTORS

Liquidity Crisis. The Company is currently experiencing a liquidity crisis and requires an immediate infusion of cash in order to continue operations. As of December 31, 2001, the Company had cash and cash equivalent of $55,000, current liabilities of $4,499,000 and an accumulated deficit of $61,996,000. The Company will be unable to continue operations, maintain its existing distribution arrangements or pursue its strategy to identify a strategic partner in the medical industry to which the Company could sell, for an up-front fee and ongoing royalties, the exclusive market rights to the ColorMate(R) TLc-BiliTest(R) System unless it obtains an immediate infusion of cash. No assurance can be given that the Company will be successful in obtaining the needed cash infusion to fund it's immediate needs and if it is unsuccessful the Company may be forced to seek protection from its creditors under the Bankruptcy Code.

Nasdaq SmallCap Market Delisting. Effective November 29, 2001 the Company's Common Stock was delisted from trading on the Nasdaq Small Cap Market as a result of the Company's failure to satisfy certain minimum conditions. As a result of this delisting, the ability of holders of the Company's Common Stock to sell such securities has been adversely affected. In order for the Company to have its Common Stock relisted on the Nasdaq Small Cap Market, it would need to meet certain minimum requirements for relisting including receiving significant additional equity funding in order to satisfy the initial listing requirements of the Nasdaq Small Cap Market. No assurance can be given that such funding will be obtained or that the Company's common stock will become eligible for relisting on the Nasdaq Small Cap Market in the future.

When the Company was delisted from the Nasdaq SmallCap Market and the price per share dropped below $5.00, then the Common Stock became subject to certain penny stock rules promulgated by the Securities and Exchange Commission (the "Commission"). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker- dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activities in the secondary market for the Company's stock subject to the penny stock rules. Additionally investors may find it more difficult to sell their Common Stock.

Limited Operating History. The Company has a limited operating history upon which its prospects can be evaluated. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. Until 1986, the Company was principally engaged in research and development relating to the Intellectual Properties, ColorMate(R) units and the Company's Beauty-Aid Products. From early 1986 through October 1987, the Company was engaged in limited test-marketing of certain of the Intellectual Properties and Beauty-Aid Products through its former licensees. From October 1987 until June 1991, the Company was principally engaged in the Avon Project. Since 1991, the Company has been engaged in the research and development of its ColorMate(R) TLc-BiliTest(R) System for the monitoring of newborn bilirubinemia (infant jaundice), the development of prototypes of additional versions of the ColorMate(R) unit and the refinement of its technologies for other applications. There can be no assurance that the Company will generate material revenues from the sale of its products. The Company's business is subject to the risks inherent in the development of new products using new technologies and approaches, many of which are beyond the Company's control, such as unanticipated development, manufacturing and regulatory delays and expenses. There can be no assurance that unforeseen problems will not develop with these technologies or applications, that the Company will be able to successfully address technological challenges it encounters in its research and development program or that commercially feasible products will ultimately be successfully developed and marketed by the Company.

Operating Losses. The Company has incurred significant losses from operations for the years ended December 31, 2001 and December 31, 2000 ($7,918,000 and $19,496,000, respectively). These continuing losses raise substantial doubt about the Company's ability to continue as a going concern and the audit report of the Company's independent accountants for the year ended December 30, 2000 and December 31, 2001 contained a "going concern" qualification. Prior to the delisting of the Common Stock in November, 2001, the Company had funded its operating losses with the proceeds raised from sales to third party investors of its Common Stock and securities convertible into Common Stock. For the fiscal year ended December 31, 2001, 2000 and 1999, the Company raised $0, $9,152,000 and $9,104,000 respectively in net proceeds from these offerings. The delisting of the Company's common stock from the Nasdaq Small Cap Market has adversely affected the Company's ability to continue to fund these operating losses from the proceeds of such sales to third party investors. As a result, the Company has incurred short-term indebtedness of $1,699,000 since the second quarter of 2001 to fund its operating losses. No assurance can be given that the Company will be able to generate sufficient cash proceeds from its operations or financing activities to fund its operating losses. In the event that such cash proceeds are not obtained, the Company may be forced to seek protection from its creditors under the Bankruptcy Code.

If the Company is successful in raising financing required to continue operations, the Company will continue to incur significant additional costs and expenses in connection with FDA Regulatory costs and patent application costs, manufacturing and other regulations, state regulatory requirements and foreign market clearances and other requirements. In addition, the Company expects to incur significant expenses relating to manufacturing expenses, product liability insurance, legal and regulatory compliance, including QSR/GMP quality system substantial compliance, as well as research and development, and implementation of the next phase of its efforts to successfully commercialize the medical and beauty applications of its technology. See "Liquidity and Capital Resources".

No Assurance of Successful Commercialization of ColorMate(R) TLc-BiliTest(R) System. For the years ended December 31, 2001, 2000 and 1999, the Company's sales have been $8,000, $80,000 and $1,103,000. While the Company believes the non-invasive nature of its ColorMate(R) TLc- BiliTest(R) System for monitoring newborn bilirubinemia (infant jaundice) provides benefits to patients, no assurance can be given that the medical community will accept and support the Company's medical device. Physicians and other health care professionals will not recommend or use the ColorMate(R) TLc- BiliTest(R) System unless they determine, based on experience, clinical data, relative cost, and other factors such as competitive products, that the ColorMate(R) TLc-BiliTest(R) System is an attractive alternative for reducing the current traumatic blood tests that have a long history of safe and effective use or other competitive products. The Company believes that recommendations by physicians and clinicians will be essential for the market acceptance of these products, but there can be no assurance that any such recommendations will be obtained. To the extent the Company is able to market and distribute its ColorMate(R) TLc-BiliTest(R) System, broad market acceptance of the Company's device will require the training of numerous physicians and clinicians, and the time required to complete such training could result in a delay of successful commercial distribution to the medical market. Moreover, obtaining and maintaining health care payors' approval of reimbursement for the Company's products, and the level of reimbursement made available, will be an important factor in establishing pricing, structure and market acceptance. In addition, purchase decisions for the device will be greatly influenced by health care administrators who are subject to increasing pressures to reduce costs. Some purchasers, such as hospitals, pediatrician's offices and home health care facilities, also might be reluctant to purchase products from a company that has not demonstrated the ability to satisfy ongoing delivery requirements. In addition, hospitals, clinics and pediatricians may be unwilling or unable to commit funds to the purchase of the Company's ColorMate(R) TLc-BiliTest(R) System due to institutional budgetary constraints.

User acceptance of these products will depend on many factors, including physician recommendations, the degree, rate and severity of potential complications, the cost and benefits compared to competing products or alternative medical treatments, available reimbursement and other considerations. In addition, the Company's pricing policies could adversely impact market acceptance of these products as compared to competing products and alternative treatments. If any of the Company's marketing or development programs are not successfully completed, required regulatory approvals or clearances are not obtained or maintained, or products for which approvals or clearances are obtained (such as the ColorMate(R) TLc-BiliTest(R) System for monitoring infant jaundice) are not commercially successful, the Company's business, financial condition and results of operations would be materially adversely affected. There can be no assurance that the Company will be able to successfully address any problems that may arise during the commercialization process of its ColorMate(R) TLc-BiliTest(R) System.

Early Stage of Development of Other Potential Applications. The Company's development programs for other applications of its technology are at a very preliminary stage and substantial additional research and development and for medical applications, further clinical trials will be necessary before commercial versions of any additional proposed products are produced for such applications. Because of the Company's current liquidity issues, the development of these other potential applications is not being actively pursued and no assurance can be given regarding the successful development of any of these other potential applications.

Assumptions Regarding Medical Business Plan and Strategy. The Company has formulated its medical business plan and strategy based upon certain assumptions provided by the Company's medical distribution partner and other medical distribution companies regarding the size of the bilirubin monitoring market, the Company's anticipated short term and eventual share of this market, the price at which the Company believes it will be able to sell or lease its products, and consumer acceptance of the Company's products. There can be no assurance that these assumptions will prove to be correct. The Company's ability to operate in the future will depend upon many factors, including technological advances and product obsolescence; levels of competition, including the entry into the market of additional competitors and increased success by existing competitors; and changes in general economic conditions. Failure by the Company to manage its business plan effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

Lack of Marketing and Sales Experience. The Company has not previously licensed its Intellectual Properties for use in any industry other than the beauty aid, hosiery and cosmetics industries and management of the Company has not had any experience in marketing the Intellectual Properties, ColorMate(R) units or Beauty-Aid Products in any other field. Prior to licensing the Company's Intellectual Properties in any industry, including the cosmetic, beauty aids and fashion industries, the Company will be required to develop additional marketing skills relevant to such industries and conduct significant further marketing activity, and in certain of these industries, overcome regulatory hurdles, professional skepticism and develop specific practical applications therefor. There can be no assurance its own marketing efforts or those of the

Company's medical distributors will successfully generate commercial levels of sales. There can be no assurance that the Company will be able to maintain existing distribution agreements or enter into additional marketing and sales agreements with third parties on acceptable terms.

Dependence on Marketing and Distribution Arrangements with Third Parties. The Company has established a distribution partnership with Datex-Ohmeda, Inc. and its Ohmeda Medical Division to support its marketing efforts and has entered into a separate third party manufacturing agreement for the ColorMate(R) TLc-BiliTest(R) System. The Company's business strategy for the commercialization of its medical products depends upon the Company's ability to either maintain existing or selectively enter into and maintain arrangements with additional leading marketing and distribution companies in the medical field. There can be no assurance that the Company will be able to do so. Any revenues to be received by the Company from its ColorMate(R) TLc-BiliTest(R) System will be dependent on arrangements with third parties for marketing, distribution and sales of the products. As of March 26, 2002, DO has not achieved the minimum performance requirements set forth in the distribution agreement. The Company and DO are currently exploring potential business arrangements under these circumstances. The obligation of any existing or additional third party to fund or undertake the marketing, distribution and/or sale of the product covered by any arrangements with the Company may be dependent upon the satisfaction of certain goals or "milestones" by certain specified dates, some of which are outside the Company's control. To the extent that the obligations of any third party to fund or undertake the foregoing activities are not contingent upon the satisfaction of certain goals or milestones, a third party may retain a significant degree of discretion regarding the timing of these activities and the amount and quality of financial, personnel and other resources that they devote to these activities. Furthermore, there can be no assurance that disputes will not arise between the Company and any third party regarding their respective rights and obligations under the arrangements. Finally, there can be no assurance that a third party will not be able, due to financial, regulatory or other reasons, to satisfy its obligations under its collaborative arrangement with the Company or will not intentionally or unintentionally breach its obligations under the arrangement.

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

Dependence on Medical Device and other Product Manufacturers. The Company does not itself manufacture the ColorMate(R) units, the ColorMate(R) TLc-BiliTest(R) System or the Beauty-Aid Products, and in the past has been wholly dependent on third-party OEMs of parts, assemblers, cosmetics suppliers and textile suppliers. The Company may encounter various problems in establishing and maintaining manufacturing relationships and/or operations, resulting in inefficiencies and delays. Specifically, companies often encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel. In addition, the manufacturing facilities retained by the Company to manufacture its ColorMate(R) products for medical applications are subject to FDA QSR requirements and other regulatory requirements, international quality standards (such as ISO 9001/EN46001) and other regulatory requirements. Currently, the Company is dependent on the sole source manufacturer of the ColorMate(R) TLc- BiliTest(R) System under the existing exclusivity arrangements. The Company will have to maintain relationships with such manufacturer and third party suppliers of component parts for the production of its devices. There can be no assurance the Company will be able to maintain its relationships with its current manufacturer, or will be able to maintain arrangements with the other parts suppliers or assemblers on terms satisfactory to the Company. Although the Company believes that a number of manufacturers are capable of manufacturing and assembling the ColorMate(R) TLc-BiliTest(R) System, any change in manufacturers, or the retention of additional subcontractors, could result in additional costs and delays. Difficulties encountered by the Company in subcontracting to third-party manufacturers, scaling up production or failure by the Company to utilize manufacturing facilities in substantial compliance with FDA requirements, international quality standards or other regulatory requirements, could result in a delay or termination of production or regulatory enforcement action, which could have a material adverse effect on the Company's business, financial condition and results of operations.

In connection with manufacturing of the ColorMate(R) units, the Company could be required to make significant advance payments, obtain letters of credit, cause potential customers or licensees to advance funds under their agreements entered into with the Company or otherwise secure its payment obligations to third-party manufacturers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Although the Company's existing manufacturing agreement for the ColorMate(R) TLc-BiliTest(R) System does not require such obligations, there can be no assurance the Company will be able to maintain the existing relationship, or that the Company will be able to enter into replacement agreements that do not provide for such obligations and are otherwise on acceptable terms. There can be no assurance the Company will be able to secure its payment obligations itself or by having customers and/or licensees advance funds, or otherwise be able to manufacture the ColorMate(R) units or obtain further manufacture of the ColorMate(R) units or its products.

To the extent the Company obtains any required FDA clearance for and markets the Bilirubin LED Device or markets the ColorMate(R) LED Device, the Company will need to outsource the production and assembly of the components of the Bilirubin LED Device and the ColorMate(R) LED Device to third party manufacturers and assemblers. One of the components of the Bilirubin LED Device is available from only one supplier. The Company is reliant on that one source of supply and these products would require a major redesign in order to incorporate any substitute components.

Lack of Market Penetration in Other Industries. The Company has not yet achieved commercial market penetration in any industry, and there can be no assurance the Company will be able to do so in the future. The Company has not achieved significant levels of cosmetics sales from its ColorMate(R) System. The Company also believes, based on its operating history since February 1993, that obtaining any cosmetic or beauty aid sales revenue will require significant additional financing and personnel. In order to implement its marketing plans the Company will have to develop additional marketing skills. There can be no assurance the Company's marketing plan will be successful.

Legal Proceedings. In April 2000 the United States District Court for the Southern District of New York dismissed three putative class actions that had been filed against the Company and certain of its officers and directors.

On January 16, 2001, a lawsuit was commenced against the Company and Darby Macfarlane in the federal district court for the Southern District of New York entitled Richard Sommers and Linda Sommers v. Chromatics Color Sciences International, Inc. and Darby S. Macfarlane. The plaintiffs alleged that certain statements purportedly made by or on behalf of the Company concerning the Company's success, the extent of use of the ColorMate(R) System and the Company's cash flow constituted violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder and Section 12(a)(2) of the Securities Act of 1933 as well as common law claims alleging fraudulent misrepresentation, concealment and nondisclosure and seek unspecified charges in an amount to be proven at trial. On March 1, 2001, the defendants moved to dismiss the complaint for failure to make a claim upon which relief can be granted, for failure to plead fraud with requisite particularity and for failure to comply with the statutory requirements for federal securities fraud claims. Oral argument was held before the court (Grisea, J.) on January 17, 2002, and the court entered an order granting the defendants' motion and dismissing the case without prejudice, but with leave for the plaintiffs to refile. A Second Amended Complaint, dated February 7, 2002 has been filed, and defendants believe that the claims asserted against them are without merit and intend to vigorously defend this action.

Prior Marketing Attempts. Other than the Company's marketing efforts with Avon, arrangements with IMS and its beauty salon placements the Company's own attempts to license and/or lease its Intellectual Properties and the ColorMate(R) units and to market its Beauty- Aid Products independently and/or through licensees never proceeded beyond the test marketing stage. There can be no assurance the Company will in the future achieve commercial leasing of its ColorMate(R) units and commercial licensing of the Intellectual Properties or the sale of the Beauty- Aid Products. In addition, other than the Company's distribution partnership with Datex-Ohmeda, Inc. and its Ohmeda Medical Division for the sale of its ColorMate(R) TLc-BiliTest(R) System (which is generating insignificant revenue), the Company's revenue generating activities have been primarily conducted in conjunction with its former licensees (i.e., Clairol, Hanes and Avon), that provided substantial economic, administrative, marketing and advertising support. There can be no assurance that without the support of a marketing partner with financial resources, an advertising budget, market presence and consumer recognition, the Company will be able to achieve successful operations, including for medical applications of its products and technologies. Further, there can be no assurance the Company will ever develop a commercial market for the licensing or leasing of its ColorMate(R) units and Intellectual Properties, for the sale of the Beauty-Aid Products or for any medical applications of its technologies.

Competition. The medical products market in general is highly competitive. The Company's ability to compete in the monitoring of newborn bilirubinemia (infant jaundice) market depends primarily on the acceptance by the medical community of the Company's new technology, which can be influenced by factors such as price, product quality and features, technical capability, breadth of product line and distribution capabilities. The Company will be competing with companies, some of which are more established and which have greater financial, technical, manufacturing, marketing, research and development and management resources than the Company (including companies such as Minolta Co., Ltd., AirShields, Respironics, Inc., which acquired Healthdyne Technology, Inc., and SpectRx, Inc., among others), and some of which have greater name recognition and lengthier operating histories in the health care industry. The Company believes the only commercially available non-invasive bilirubinometers with FDA marketing clearance in the United States are the ColorMate(R) TLco BiliTest(R) System, the Minolta Jaundice Meter and the SpectRx Bilicheck. In addition, there will be other companies with which the Company will compete regarding other potential medical applications which the Company may pursue. Furthermore, the laboratory blood test method currently in use for monitoring of newborn bilirubinemia (infant jaundice) has already achieved acceptance by and is in widespread use in the medical community, unlike the Company's proposed methods. There can be no assurance that the Company's proposed method will be accepted by the medical community.

There can be no assurance that the Company will be able to effectively compete against these and other competitors, including those competitors who intend to promote their versions of non-invasive devices. Additionally, there can be no assurance that the Company's competitors will not succeed in developing, either during or after the commercialization of the Company's product, devices and technologies that permit more efficient, less expensive non-invasive detection and monitoring of infant jaundice. It is also possible that one or more pharmaceutical or other health care companies will develop therapeutic drugs, treatments or other products that will substantially reduce the prevalence of infant jaundice or otherwise render the Company's products obsolete. There can be no assurance that the Company will be able to upgrade its medical applications and devices to compete with such competitors or with persons who may in the future develop products or monitoring methods competitive with the Company's proposed medical applications and devices.

The Company is competing with other companies that have experienced and well-funded marketing and sales operations. In addition, the Company's ColorMate(R) TLc-BiliTest(R) System, as well as any future medical or beauty applications marketed by the Company, will compete with existing devices, technologies and methods in achieving acceptance in the medical community or beauty industry and in attracting support from independent device distribution organizations which sell equipment to the anticipated target markets (i.e., hospitals, pediatrician's offices and home health care services, beauty salons, consumer beauty outlets, etc.).

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

The cosmetics industry and fashion industry are particularly sensitive to changing consumer preferences and demands, which are difficult to predict and beyond the Company's control. Competition in the cosmetics industry is diverse and fragmented, but is nevertheless dominated by a number of large, established, well-known corporations having, among other things, significantly greater financial, marketing and human resources than the Company. Virtually all of such companies have in the past marketed, and continue to market, their products based on their own color analysis system and advertised claims of "color compatibility" with the personal color and/or wardrobe of the consumer. These competitors also have established presence in the market and their own cosmetic manufacturing facilities, unlike the Company. There can be no assurance that consumers would prefer products based on the Company's scientifically based color determinations, rather than the products sold by the Company's competitors based on subjective techniques.

Protection of Intellectual Property. The Company depends on its ability to obtain and maintain patent protection for its products and processes, to preserve its trade secrets, and to operate without infringing upon the proprietary rights of third parties. The validity and breadth of claims covered in technology patents involve complex legal and factual questions and therefore, may be highly uncertain. No assurance can be given that the Company will have adequate funds to protect its intellectual property or that the scope of any patent protection under the Company's current patents, or under any patent the Company might obtain in the future, will exclude competitors or provide competitive advantages to the Company; that any of the Company's patents will not be held invalid if subsequently challenged; or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company.

After the expiration of a U.S. Patent owned by the Company, the proprietary technology and instrumentation disclosed in each Patent will be available for use by others without compensation to the Company, unless protected by the claims of other U.S. patents that may be issued to the Company. The Company has developed intellectual property rights in color analysis, calibration and verification in a number of fields including medical, biological, dental, cosmetic and materials testing. The intellectual property rights include trade secrets, know how and pending patent applications. These rights also include various foreign patent applications corresponding, at least in part, to the U.S. Patents and the U.S. patent application. There can be no assurance that patents will issue based on these patent applications or that any patent claims will provide sufficient protection to exclude others from the Company's proprietary technology and instrumentation. There can be no assurance that the Company will not be involved in litigation to protect its trade secrets and know how or that the Company will prevail in such litigation. There can be no assurance that challenges will not be instituted against the validity or enforceability of any patents owned by or issued in the future to the Company, or that such challenges will not be successful. There can be no assurance that patent infringement claims will not be asserted against the Company and found to have merit, that the Company will not be enjoined from using its proprietary technology and instrumentation and from manufacturing and selling certain of its Products, or would not be forced to obtain a license and pay future royalty fees as well as past damages to the party claiming infringement in amounts not presently determinable. There can be no assurance that any such license will be available to the Company. Conversely, to the extent third parties infringe upon the Company's patented Intellectual Properties, the Company may have to litigate against such third parties in order to prevent further infringement. There can be no assurance the Company will have the resources to prosecute any such litigation, or that any such litigation would be resolved in favor of the Company. In the event it is unable to bring such litigation or obtain a favorable outcome, the Company's operations could be materially adversely affected in that the Company's failure to enforce its Patents could result in increased competition. If the Patents are declared invalid, the Company would lose patent protection for certain of its Intellectual Properties, which could have a material adverse effect on its operations.

There can be no assurance that the Company's Intellectual Properties will provide it with a competitive advantage in that it may be possible for a competitor independently to develop non-infringing technologies, independently duplicate the Company's unpatented technology through reverse engineering, design around the patented aspects of the Company's technology, or otherwise independently develop scientifically accurate processes, instruments or color charts to measure skin coloration, skin tone color categories and conduct comparative color analysis, color calibration and color verification without infringing the Company's Patents. The Company's U.S. Patents apply only to the United States. The Company has filed patent applications in a number of foreign jurisdictions which correspond, at least in part, to the Company's U.S. Patents. The Company has been granted European Patent No. 0446512, nationalizations of that European Patent in Great Britain and Hong Kong, as well as Australian, Canadian, Korean and Mexican Patents corresponding, at least in part, to its U.S. Patent No. 4,909,632, Australian, Canadian, Taiwanese and Korean Patents corresponding, at least in part, to its U.S. Patent No. 5,313,267 an Australian Patent, a Canadian Patent, a Singapore Patent and two Taiwanese Patents corresponding, at least in part, to its U.S. Patent No. 5,671,735 and an Australian patent corresponding, at least in part, to its U.S. Patent No. 6,178,341. The Company has not yet been granted any other foreign patents for its Intellectual Properties and there can be no assurance that it will be granted any such patents. Consequently, wherever the Company does not have foreign patents, third parties currently could exploit, outside the United States, the technology disclosed in the U.S. Patents, thereby increasing competition in such foreign markets. In addition, persons gaining access to the Company's unpatented proprietary information and technology and who are not bound by confidentiality agreements with the Company would have the ability to exploit the Company's unpatented proprietary information and technology both inside and outside the United States, thereby increasing competition.

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

There can be no assurance that the Company's copyright protection for the software used in the ColorMate(R) Systems will provide it with a competitive advantage in that it may be possible for a competitor independently to develop similar software, design around the Company's copyrighted software or otherwise independently develop software with the capacity to accurately measure skin tone categories and conduct comparative color analysis.

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

Failure to Obtain and Maintain Third-Party Reimbursement. In the United States and elsewhere, sales of medical products and their use are dependent, in part, on the ability of consumers of these products to obtain reimbursement for all or a portion of their cost from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. As the Company brings its ColorMate(R) TLc-BiliTest(R) System or other future products to market, there can be no assurance that such products will be considered cost effective and that reimbursement to the consumer will be or continue to be available, or sufficient to allow the Company to sell its medical device products on a competitive basis. Moreover, obtaining and maintaining health care payors' approval of reimbursement for the Company's products or their use, and the level of reimbursement made available, will be an important factor in establishing pricing, structure and market acceptance. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third-party health care payors. Furthermore, the Company could be adversely affected by changes in reimbursement policies of governmental or private health care payors.

Market acceptance of the Company's products in international markets will be dependent in part upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country and include both government sponsored health care and private insurance. Although the Company intends to seek international reimbursement approvals, there can be no assurance that such approvals will be obtained in a timely manner, if at all. Failure to obtain and maintain third-party reimbursement coverage for use of the

ColorMate(R) TLc- BiliTest(R) System will have a material adverse effect on the Company's ability to commercialize its technology for medical applications.

Government Regulations. The Company's advertising, sales practices, and products (including the labeling and packaging thereof) are and will be subject to applicable federal, state and local regulation (including regulation by the FDA, the Federal Trade Commission, and the Federal Communications Commission, under various laws such as the Fair Packaging and Labeling Act and/or any comparable state authority, agency or statute) and will be subject to regulation by comparable foreign authorities if the Company markets its products abroad. The Company will also be subject to regulation by various governmental agencies that regulate direct selling activities.

Although the Company has received FDA marketing clearance of its ColorMate(R) TLc-BiliTest(R) System pursuant to a "substantial equivalence" determination orders, in the form of letters dated July 1997 and September 2001 from the FDA's CDRH, authorizing the Company to commercially distribute its ColorMate(R) TLc-BiliTest(R) System for adjunctive monitoring of newborn bilirubinemia (infant jaundice) by healthcare professionals in the United States, the Company also must maintain such clearances and comply with the other applicable statutes and applicable rules and regulations promulgated by the FDA, in order to legally market the device. The latest "substantial equivalence" order states that the Company must comply with the medical device general controls, e.g., device establishment registration, medical device listing, good manufacturing practices (QSR requirements), medical device reporting, labeling, and the statutory prohibitions against adulteration and misbranding.

In the United States, the FDA regulates the introduction of medical devices as well as, among other things, manufacturing, labeling and record keeping procedures for such products. The process of obtaining marketing clearance for new medical products from the FDA can be costly and time consuming, and there can be no assurance that such clearance will be granted for the Company's future products on a timely basis, if at all, or that FDA review will not involve delays that would adversely affect the Company's ability to commercialize additional or significantly modified products or to expand permitted uses of existing products. Regulatory clearance to market a product from the FDA may entail limitations on the indicated uses of the product. The ability to market can be challenged (and possibly withdrawn) by the FDA due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial clearance. The Company may be required to file further marketing applications with the FDA under certain circumstances, such as the addition of product claims or product redesign. FDA regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretation made by the FDA or other regulatory bodies, will not adversely affect the Company.

In order for the Company to market its products in Europe and certain other foreign jurisdictions, the Company and its distributors and agents must maintain required regulatory registrations or approvals and otherwise comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. Specifically, certain foreign regulatory bodies have adopted various regulations, among other things, governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country. To market its ColorMate(R) TLc-BiliTest(R) System in the European Union, the Company sought ISO-9001/EN46001 certification and the right to affix the CE mark. ISO- 9001/EN46001 certification recognizes that the Company has established a quality system for the design, development, manufacturing, servicing and distribution of its medical device. The CE mark is a symbol of quality and compliance with applicable European Union medical device directives. In March 1999, the Company received ISO-9001/EN46001 certification. In April 1999, the Company also was granted permission by the European Union notified body, TUV Essen, to affix the CE Mark to its ColorMate (R) TLc-BiliTest (R) System. Prior to April 1, 1999, the Company passed a product inspection in February 1999 for purposes of receiving the right to affix the CE mark to such specific inspected product. Failure to maintain ISO 9001/EN 46001 certification, CE mark rights or other foreign regulatory approvals for the Company's medical products would prevent the Company from marketing its medical products abroad, which would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will obtain any other required regulatory registrations or approval in such countries or that it will not be required to incur significant costs in obtaining or maintaining such regulatory registrations or approvals. Delays in obtaining any registrations or approvals required to market the Company's products, failure to receive these registrations or approvals, or future loss of previously obtained registration or approvals could have a material adverse effect on the Company's business, financial condition and results of operations. The Company may rely on its third-party foreign distributors to comply with certain foreign regulatory requirements. The inability or failure of the Company or such foreign distributors to comply with varying foreign regulations or the imposition of new regulations could restrict the sale of the Company's products internationally and thereby adversely affect the Company's business, financial condition and results of operations.

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

Product Liability. The medical products industry is subject to substantial product liability litigation, and the Company faces an inherent business risk of exposure to product liability claims in the event that the use of its products is alleged to have resulted in adverse effects to a patient or product user. Any such claims could have a material adverse effect on the Company, including on market acceptance of its ColorMate(R) TLc-BiliTest(R) System. As the ColorMate(R) TLc-BiliTest(R) System enters commercial use, the Company will be in a field where it may become subject to product liability claims by patients and/or users and might become a defendant in product liability litigation.

The Company maintains its own product liability insurance with respect to medical, cosmetic and beauty aid applications. There can be no assurance that such insurance will be adequate to protect the Company from claims that may be brought against it by users of the ColorMate(R) units or its Beauty-Aid Products.

The Company has not established any reserves against any of the foregoing liabilities. In the event of an uninsured or inadequately insured product liability claim in the future based on the performance of the Company's ColorMate(R) TLc-BiliTest(R) System, its ColorMate(R) units or Beauty-Aid Products, the Company's business and financial condition could be materially adversely affected and the Company could be forced to cease operations.

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


Item 2.  Properties

The Company's executive offices, consisting of approximately 2,000 sq. ft. of space, are located in Riverdale, New York and are occupied pursuant to a month to month sublease which space is subleased by the Company from Darby Simpson Macfarlane, a director, officer and principal shareholder of the Company; such rent is equal to Mrs. Macfarlane's actual lease cost for such premises. Rentals under such sublease (including storage facilities) currently are being paid at the rate of $2,200 per month, plus occupancy costs.

The Company paid $26,400 for such space in 2001. The Company also maintains approximately 1,000 sq. ft. of space at 10 Old Jackson Avenue, Hastings-on-Hudson, New York, at the residence of Mrs. Macfarlane which is used for research and development activities and administrative offices for extensive overtime hours spent on management and research and development. The Company paid approximately $10,980 for such space in 2001.

In 2000, the Company also occupied approximately 1,000 sq. ft. of space located in Milford, Connecticut which was leased pursuant to a month to month lease at a cost of $1,670 per month, and used primarily as office space for the Company's medical marketing, sales and distribution support division. The Company ceased to occupy such space in February 2001.


Item 3.  Legal Proceedings

In April 2000 the United States District Court for the Southern District of New York dismissed three putative class actions that had been filed against the Company and certain of its officers and directors.

On January 16, 2001, a lawsuit was commenced against the Company and Darby Macfarlane in the federal district court for the Southern District of New York entitled Richard Sommers and Linda Sommers v. Chromatics Color Sciences International, Inc. and Darby S. Macfarlane. The plaintiffs allege that certain statements purportedly made by or on behalf of the Company concerning the Company's success, the extent of use of the ColorMate (Registered Trademark) System and the Company's cash flow constituted violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder and Section 12(a)(2) of the Securities Act of 1933 as well as common law claims alleging fraudulent misrepresentation, concealment and nondisclosure and seek unspecified damages in an amount to be proven at trial. On March 1, 2001, the defendants moved to dismiss the complaint for failure to state a claim upon which relief can be granted, for failure to plead fraud with requisite particularity and for failure to comply with the statutory requirements for federal securities fraud claims. Oral argument was held before the court (Grisea, J.) on January 17, 2002, and the court entered an order granting the defendants' motion and dismissing the case without prejudice, but with leave for the plaintiffs to refile. A Second Amended Complaint, dated February 7, 2002, has been filed, and defendants believe that the claims asserted against them are without merit and intend to vigorously defend this action.


Item 4. Submission of Matters to a Vote of Security Holders

On October 31, 2001, at a Special Meeting of the Shareholders held at the Legends Hotel and Conference Center in McAfee, New Jersey, the shareholders: (i) approved an Amendment to the Company's Certificate of Incorporation to effect a one share for up to forty shares reverse stock split of the Company's issued and outstanding shares of common stock, as determined by the Company's Board of Directors; and (ii) approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock, $.001 par value per share, from 50,000,000 to 550,000,000.

The following table sets forth the votes cast for each proposal presented at the Special Meeting of the Shareholders:

     Amendment of the Company's Certificate of Incorporation to effect a one share for up to forty shares reverse stock split of the Company's issued and outstanding shares of common stock, as determined by the Company's Board of Directors
-------------------------------------------------------------------------------
      Votes For                  Votes Against                Abstentions
----------------------       ----------------------      ----------------------
      18,078,177                   1,052,519                     84,550



     Amendment of the Company's Certificate of Incorporation to increase the number of authorized shares of common stock, $.001 par value per share, from 50,000,000 to 550,000,000

--------------------------------------------------------------------------------
      Votes For                  Votes Against                 Abstentions
----------------------       ----------------------       ----------------------
      18,110,383                   1,033,794                      71,069


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

Prior to February 8, 1993, the date on which the Common Stock was approved for quotation on the Nasdaq Stock Market SmallCap Market ("NASDAQ"), there was no public market for the Common Stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily reflect actual transactions. On March 23, 2001, the Company's Common Stock was suspended from trading on the Nasdaq Small Cap Market as a result of the Company's failure to satisfy certain conditions. On November 29, 2001 the Company's common stock delisted from NASDAQ SmallCap Market. However, the common stock continues to be listed on the OTC Bulletin Board. There were 152 holders of record of the Common Stock as of February 1, 2002, including nominees for an unknown number of beneficial holders.

Common Stock

The following tables set forth the high and low bid prices of our common stock for each of the periods indicated. Prices reported subsequent to November 29, 2001 reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions.


Period                                                  Price
-------------------------------------------     ----------------------
                                                   High         Low
                                                --------      --------
January 1, 2000 to March 31, 2000                $7.938        $5.375
April 1, 2000 to June 30, 2000                    5.375         2.875
July 1, 2000 to September 30, 2000                5.063         0.625
October 1, 2000 to December 31, 2000              2.125         0.250

January 1, 2001 to March 31, 2001                $1.031        $0.063
April 1, 2001 to June 30, 2001                    0.310         0.100
July 1, 2001 to September 30, 2001                0.220         0.040
October 1, 2001 to December 31, 2001              0.110         0.010

Dividend Policy

The Company has never paid and has no present intention to declare or pay, cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations. The Company has outstanding 1,380,000 shares of the Class A Preferred Stock entitled to an annual non- cumulative dividend of $0.001 per share, when and as declared by the Board of Directors of the Company, payable quarterly, which dividend must be paid before any cash dividend may be paid with respect to the Common Stock. The Company's Class B Preferred Stock is to not entitled to any dividends.

Item 6.  Selected Financial Data

The following information has been derived from the Company's consolidated financial statements. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere in this report.




                                                                         Years Ended December 31,
                                            -----------------------------------------------------------------------------------
                                                2001            2000             1999              1998              1997
                                            -------------  ---------------  ---------------  ----------------  ----------------
Total Assets                                 $1,312,000         $4,914,000       $8,110,200        $7,878,200       $10,752,600
Senior Convertible Debentures including
accrued interest                                     --                 --        4,661,600                --                --
Redeemable Preferred Stock                           --             14,000        2,942,500            13,800            13,800
Stockholders' Equity (Deficiency)            (3,187,000)         3,386,000         (503,700)        6,569,200         9,896,300
Revenues                                          8,000             80,000        1,103,200            46,600            11,500
Net Loss                                     (7,918,000)       (19,496,000)     (12,808,000)       (7,284,800)       (5,053,100)
Net Loss per common
  share - Basic and diluted(*)                    (0.41)             (1.40)           (0.93)            (0.49)            (0.40)

----------
(*) Loss per share was retroactively adjusted to reflect the three for two split


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations

Fiscal Year 2001 Compared to Fiscal Year 2000

The Company incurred net losses of $7,918,000 and $19,496,000 for the fiscal years ended December 31, 2001 and 2000, respectively. Loss per share was $0.41 for 2001 and $1.40 for 2000. The reduction in net loss is primarily a result of the Company pairing back its expenses to preserve cash and the completion of the developmental stage of its medical product, and a reduced impact from continued operations.

Revenues for the fiscal year ended December 31, 2001 were $8,000 compared to $80,000 in the prior fiscal year. The lack of significant revenue is primarily attributable to the Company's inability to successfully market and distribute its medical product. A combination of factors contributed to disappointing sales results during 2000 and 2001. There were many upgrades to the instrument requested by the end user including ease of use features such as rechargeable batteries, shortened length of test and accelerated modem transfer of test results to a central server for tracking patient tests after hospital discharge. These and numerous other upgrades required additional FDA applications and FDA clearances which were not obtained until the third quarter of 2001. Additionally, the length of the hospital evaluation period was much longer than expected, including multi-site studies, which were completed in the years 2000 and 2001. These post market studies were submitted in the Company's FDA application in 2001 which received FDA clearances in the third quarter of 2001. These clearances allow the Company to upgrade the medical instruments to accommodate the end users requirements. However, further funding of the Company is required to perform these upgrades on the Company's medical distributor's inventory.

Costs of sales were $1,000 and $760,000 (which includes an impairment charge of $733,000 on the Company's inventory) for the fiscal years ended December 31, 2001 and 2000 respectively. Cost of sales primarily relate to the sales to Ohmeda of which there was a $1,000 charge for the December 31, 2001 period. In order to support the extended length of time hospitals required to conduct the Company's medical instrument evaluations, and post-market studies required for FDA applications for upgrades, additional parts and raw materials were required and therefore purchased. Also the Company was required to keep minimum backup inventories under its contractual agreements with its medical distributor.

In light of the serious liquidity and other problems at the Company and because of the lack of viable levels of sales of its medical equipment the Company recorded $1,338,000 and $1,508,000 of impairment charges in 2001 and 2000, respectively. These charges include $647,000 and $581,000 reductions in carrying costs for patents, a $258,000 reduction in carrying costs for demo equipment in 2000, $300,000 and $315,000 reduction in carrying costs for ColorMate(R) units in 2001 and 2000, a $354,000 reduction of deferred contract costs incurred during the Datex-Ohmeda contract negotiations in 2000, a $53,000 reduction of software costs in 2001, and a reduction of inventory of $338,000 in 2001.

Sales, marketing and trade show costs were $285,000 in 2001 as compared to $2,047,000 in 2000. The decrease was primarily attributable to Datex-Ohmeda, the Company's distributor, taking over these responsibilities.

Medical regulatory expenses were $304,000 in 2001 as compared to $840,000 in 2000. The decrease was primarily attributable to Datex-Ohmeda, the Company's distributor, assuming some of the regulatory expenses and the completion of the majority of the expenses for FDA applications.

Research and development costs were $745,000 for the fiscal year ended December 31, 2001 as compared to $1,257,000 in the prior fiscal year. The decrease in 2001 is primarily a result of the completion of the majority of the work for FDA applications for upgrades to the TLc-BiliTest(R) medical instrument in 2000, and pairing back expenses on further research and development required on the LED instrument. The LED Instrument is a significantly lower cost instrument made using low cost light emitting diodes (LEDs) to measure color. This instrument allows the Company to offer lower cost instruments for use in mass market applications where cost per instrument is critical to mass marketing such as in the beauty industry for salons, door-to-door or retail sales of cosmetics and hair color, for dentist offices, or home use by the consumer.

The Company recorded a provision for payments for termination clauses in employee contracts of $795,000 in 2001.

Compensation - Officers, employees and consultants were $1,389,000 for the fiscal year ended December 31, 2001 as compared to $2,390,000 for the prior fiscal year. The decrease in these costs in 2001 is a result of the reduction of personnel, including executive and senior level personnel to pare back its expenses to preserve cash and a reduction in compensation costs relating to stock options.

Total General and administrative costs were $3,261,000 for the fiscal year ended December 31, 2001 as compared to $5,631,000 in the prior year. The decrease primarily results from the above-mentioned decrease in compensation costs, a decrease in depreciation and amortization costs and a significant reduction in overall operating costs to preserve cash.

Interest and financing costs were $662,000 in the fiscal year ended December 31, 2001 as compared to $1,437,000 in the prior period. The decrease is due to a reduction in the amortization of original issue discount on the senior convertible debentures.

Due to the sale of Gordon in 2001 the operations of Gordon, which was acquired in June 2000, was retroactively treated as a discontinued operation. The loss from discontinued operations in 2000 was $5,973,000 of which $697,000 represents Gordon's operating losses for the 7 months in 2000 and $5,276,000 represents the impairment of goodwill related to the acquisition of Gordon. The decision to sell Gordon was directly related to Gordon's lack of liquidity and continued reliance on cash inflows from the Company. Due to the lack of funds the Company experienced beginning in 2000 and Gordon's simultaneous default on a $2.7 million loan from Boeing, also requiring a large infusion of capital, the Company could no longer supply Gordon's capital requirements and so it made the decision to sell Gordon Laboratories. The loss from discontinued operations in 2001 through the disposal date was $1,250,000. The Company reflected a gain of $759,000 on disposal, representing the net liabilities of Gordon.

Deemed dividend on preferred stock was $293,000 in the fiscal year ended December 31, 2001 as compared to $3,900,000 in the prior year. The decrease is due to the effect in 2000 of the amortization of a new series of preferred stock which was completed in 2000 and the impact of a new accounting release in 2000 causing a large one time catch up charge. The deemed dividend is a result of the Company issuing preferred stock at a discount, consisting of a below market conversion price, warrants issued with the preferred stock, and, in certain cases, redemption premiums.

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

The Company anticipates that it will continue to incur new losses for the foreseeable future as expenses are incurred in implementing its long-term business plan.

Fiscal Year 2000 Compared to Fiscal Year 1999

The Company incurred net losses of $19,496,000 and $12,808,000 for the fiscal years ended December 31, 2000 and 1999, respectively. Loss per share was $1.40 for 2000 and $.93 for 1999.

Revenues for the fiscal year ended December 31, 2000 were $80,000 compared to $1,103,000 in the prior fiscal year. The decrease in revenues for the fiscal year is primarily attributable to a reduction of sales of products to Datex-Ohmeda, the Company's medical distributor. Sales in 1999 were primarily due to the distribution agreement signed with Datex-Ohmeda, and consisted of minimum inventory purchase obligations by Datex-Ohmeda. A combination of factors contributed to disappointing sales results during 2000 and 2001. There were many upgrades to the instrument requested by the end user including ease of use features such as rechargeable batteries, shortened length of test and accelerated modem transfer of test results to a central server for tracking patient tests after hospital discharge. These upgrades and numerous other upgrades required additional FDA applications and FDA clearances which were not obtained until the third quarter of 2001. Additionally, the length of the hospital evaluation period was much longer than expected, including multi-site studies, which were completed in the years 2000 and 2001. These post market studies were submitted in the Company's FDA application in 2001 which received FDA clearances in the third quarter of 2001. These clearances allow the Company to upgrade the medical instruments to accommodate the end users requirements. However, further funding of the Company is required to perform these upgrades on the Company's medical distributor's inventory.

Costs of sales were $760,000 (which includes an impairment charge of $733,000 on the Company's inventory) for the fiscal year ended December 31, 2000 as compared to $898,000 in the prior year. Cost of sales primarily relate to the sales to Ohmeda. The impairment charge was incurred due to the lack of success in marketing and sales under the Ohmeda contract.

In light of the serious liquidity and other problems at the Company and because of the lack of viable levels of sales of its medical equipment the Company recorded $1,508,000 of impairment charges in 2000. These charges include a $581,000 reduction in carrying costs for patents, a $258,000 reduction in carrying costs for demo equipment, a $315,000 reduction in carrying costs for ColorMate(R) units, and a $354,000 reduction of deferred contract costs incurred during the Datex-Ohmeda contract negotiations.

Sales, marketing and trade show costs were $2,047,000 in 2000 as compared to $2,512,000 in 1999. The decrease was primarily attributable to Datex-Ohmeda assuming some of the marketing expenses in 2000.

Medical regulatory expenses were $840,000 in 2000 as compared to $1,323,000 in 1999. The decrease was primarily attributable to Datex-Ohmeda assuming some of the regulatory expenses in 2000.

Research and development costs were $1,257,000 for the fiscal year ended December 31, 2000 as compared to $996,000 in the prior fiscal year. The increase in 2000 is primarily a result of the further development of the Company's LED machine, and research and development for upgrades to the Company's medical product for FDA applications.

Compensation - Officers, employees and consultants were $2,390,000 for the fiscal year ended December 31, 2000 as compared to $2,089,000 for the prior fiscal year. The increase in these costs in 2000 is a result of the addition of executive and senior level personnel to implement the Company's business plan.

Total General and administrative costs were $5,631,000 for the fiscal year ended December 31, 2000 as compared to $4,936,000 in the prior year. The increase primarily results from the above-mentioned increase in compensation costs, an increase in consultants, an increase in depreciation and amortization costs.

Interest and non-cash financing costs were $1,437,000 in the fiscal year ended December 31, 2000 as compared to $3,313,000 in the prior period. The decrease is due to a reduction in the amortization of original issue discount on the senior convertible debentures.

Due to the sale of Gordon in 2001 the operations of Gordon, which was acquired in June 2000, was retroactively treated as a discontinued operation. The loss from discontinued operations in 2000 was $5,973,000 of which $697,000 represents Gordon's operating losses for the 7 months in 2000 and $5,276,000 represents the impairment of goodwill related to the acquisition of Gordon. The decision to sell Gordon was directly related to Gordon's lack of liquidity and continued reliance on cash inflows from the Company, which in 2001 the Company ceased being able to provide.

Deemed dividend on preferred stock was $3,900,000 in the fiscal year ended December 31, 2000 as compared to $1,558,000 in the prior year. The increase is due to the amortization of a new series of preferred stock which was not issued in 1999 and the impact of a new accounting release in 2000 causing a large one time catch up charge. The deemed dividend is a result of the Company issuing preferred stock at a discount, consisting of a below market conversion price, warrants issued with the preferred stock, and, in certain cases, redemption premiums.

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

The Company anticipates that it will continue to incur new losses for the foreseeable future as expenses are incurred in implementing its long-term business plan.


Liquidity and Capital Resources

Current Assets were $447,000 at December 31, 2001 as compared to $2,496,000 at December 31, 2000. This decrease is primarily attributable to decrease in cash due to the operating losses and an impairment charge that reduced inventory.

With respect to the Bridge financing received in 2001 notes payable totaling $1,699,000, are payable in one year and carry annual interest charges of 6% to 14%. In addition to the interest charges, 26,750,000 warrants to purchase the Company's common stock at $.10 per share and 6,500,000 warrants to purchase the Company's stock at $.06 per share were issued in connection with the bridge notes.

During the year ended December 31, 2000, the Company generated net cash flows from financing activities of $7,792,000 of which $5,480,000 was generated from the issuance of preferred stock and warrants. A complete summary of the preferred stock and warrant agreements are available in the Notes to the Financial Statements.

As indicated in the Consolidated Statement of Cash Flows, the Company continues to experience significant negative net cash flows from operating activities. The 2001 net cash outflow from operating activities is primarily attributed to the Company's net loss partially offset by depreciation and amortization expense and increases in accounts payable.

The Company lacks funds to continue its operations and business plan, including funds and necessary personnel to complete research and development on its new LED instrument and technology which it became aware of during its first mass manufacturing process; complete filings, administration and maintenance for certain intellectual properties and regulatory requirements and supply upgraded products and sales support to its medical distributor. After completion of the first mass manufacturing prototype of the LED Instrument, the first mass manufacturing run of products was attempted. During this process, the batch to batch variability of the light emitting diodes caused errors in accuracy of the instruments. This can be corrected in a number of ways, including additional calibration procedures, which require more research and development to complete.

Additional funding is required to complete this research and development. The Company's inability to complete required filings, administration and maintenance related to its intellectual property would result in the loss of these related sections of its intellectual property.

The Company's current objective with regard to its medical business is to arrive at acceptable revised terms of the existing agreement with the distributor or to identify a strategic partner in the medical industry to whom the Company could sell, for an up-front fee and ongoing royalty, the exclusive market rights to the ColorMate(R) TLc-BiliTest(R) System.

The Independent Auditors' Reports on the December 31, 2001 and December 31, 2000 financial statements describe conditions that raise substantial doubt about the Company's ability to continue as a going concern. Gordon was sold in 2001.

The Company's business plan is to maintain reduced operating costs while seeking additional financing and attempting to either arrive at acceptable revised business arrangements with its current medical distributor or to sell to a strategic partner the exclusive rights to its medical technology for monitoring infant jaundice for an up-front fee and ongoing royalties. If it is successful in these efforts to raise funds for continued operations, then the Company plans to hire new management, continue its research and development on the LED instrument and implement its business plan for marketing its technology and instruments to the beauty industry including cosmetics, fashion and hair color markets.

The Company is experiencing a major liquidity crisis and requires an immediate infusion of cash to continue operations. The Company is seeking additional capital to facilitate liquidity and is reviewing various potential financings and has taken steps to significantly reduce costs. If the Company is unable to obtain such financing, or sell its assets to obtain a cash infusion, it may be forced to seek protection from its creditors in bankruptcy.

Even if the Company is successful in obtaining this cash infusion, the Company will require additional future financing to further execute its long range business plan. If the Company is not able to attract additional future financing, generate significant revenue from operations and/or successfully market its products and technologies, it may have to significantly curtain and/or cease operations and be forced to seek protection from its creditors in bankruptcy.

In August 2001, the Company retained Janssen Partners, Inc. to serve as its placement agent in connection with an offering of 10,333,333 shares of common stock and warrants to raise $620,000 in proceeds, of which $25,000 has been subscribed to as of April 22, 2002. Attached to each share is a Series A Common Stock Purchase Warrant which vests immediately, has a five-year life and is exercisable at $0.10 per share after registration of the underlying shares. Upon the exercise of each Series A Common Stock Purchase Warrant, the holder will receive a Series B Common Stock Purchase Warrant which vests immediately, has a five-year life from date of issuance and is exercisable at $0.15 per share after registration of the underlying shares.

The Company is contemplating issuing an additional proxy to obtain stockholder approval for an additional proposed private placement by the Company involving potential issuance of additional shares of common stock by the Company in an aggregate amount in excess of 20% of the Company's common stock outstanding immediately prior to such private placement at a price per share less than the market value of the common stock.

On October 31, 2001, at a special shareholder meeting an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock, $.001 par value per share, from 50,000,000 to 550,000,000 was approved by the following votes: 18,110,383 for, 1,033,794 against and 71,069 abstained. Additionally, an amendment to the Company's Certificate of Incorporation to effect a one share for up to forty shares reverse stock split of the Company's issued and outstanding shares of common stock, as determined by the Company's Board of Directors was approved by the following votes: 18,078,117 for, 1,052,519 against; and 84,550 abstained. Due to the delisting of the Company's securities from NASDAQ SmallCap market, the Company's Board of Directors does not see the necessity to execute a reverse split in the Company's common stock at this time, but reserves the right to reconsider this action at a later date within time frames proposed in the Proxy which were approved by the Company's shareholders at the October 31, 2001 Special Meeting of the Shareholders.

Some of the information presented herein constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions, within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations including, among other things: (i) the inability of the Company to resolve the current liquidity crisis, (ii) the inability of the Company to secure additional financing, (iii) the failure of the Company to implement its business plan for various applications of its technologies, including medical and industrial technologies, (iv) government regulation and (v) the loss of key personnel.



Item 8.  Financial Statements


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        Page
                                                                       ------

Independent Auditors' Reports..........................................  *

Consolidated Balance Sheets as of December 31, 2001 and 2000...........  *

Consolidated Statements of Operations for the years
  ended December 31, 2001, 2000, and 1999..............................  *

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
  for the years ended December 31, 2001, 2000, and 1999................  *

Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000, and 1999....................................  *

Notes to Consolidated Financial Statements.............................  *

              [ * FINANCIAL STATEMENTS LOCATED AT END OF DOCUMENT ]




Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

On March 8, 2002, the Audit Committee of the Company appointed Richard A. Eisner & Company, LLP ("Eisner") as its independent auditors to replace BDO Seidman, LLP, ("BDO") as BDO declined to be reappointed as the Company's independent auditors because the Company does not currently meet its client profile.

BDO's reports on the Company's financial statements for the past two years did not contain an adverse opinion, disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except the report contained a going concern explanatory paragraph.

During the two most recent fiscal years and the subsequent interim period preceding March 8, 2002, there have been no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of BDO, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

BDO furnished a letter addressed to the Securities and Exchange Commission stating it agreed with the above statements.

The Company (or someone on its behalf) has not consulted Eisner during the two most recent fiscal years and the subsequent interim period preceding March 8, 2002 regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements.

                                    PART III

Item 10. Directors, Executive Officers, Promotees and Control Persons, Compliance with Section 16(a) of the Exchange Act

Certain information concerning directors and executive officers of the Company is set forth below:


Name                               Age      Position(s)
-----------------------------   ---------   ----------------------------------
Darby Simpson Macfarlane           57       Director, Chairperson of the Board
                                            of Directors, Chief Technology
                                            Officer, Treasurer
Brian T. Fitzpatrick               48       Director, Acting Chief Executive
                                            Officer, President
David Kenneth Macfarlane           55       Director, Vice President Research
                                            and Development
Leslie Foglesong                   46       Director, Secretary,
                                            Assistant Treasurer
Edmund Vimond*++                   66       Director
Ed Mahoney*++                      51       Director
----------
* Member of the Audit Committee of the Board of Directors.
++ Member of the Compensation Committee of the Board of Directors.


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

Mr. Macfarlane co-founded the Company and is also one of the primary inventors of the patented technologies used in the ColorMate(R)System. In addition, Mr. Macfarlane developed the manufacturing, technical and engineering specifications necessary to have miniaturized and mass manufactured the ColorMate(R)System. Mr. Macfarlane has been Vice President- Research and Development, and a director of the Company since formation. Prior to 1984, Mr. Macfarlane held a variety of executive positions with finance, sales, marketing, research and development and manufacturing companies in Europe, South Africa and the United States, including International Technical Research and Development, Ltd., and Trumach, Inc.

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

Brian T. Fitzpatrick was appointed Acting Chief Executive Officer and a director of the Company on August 14, 2000. He previously served in the capacity of President and Chief Operating Officer of the Company, which role he assumed upon the Company's June 2000 acquisition of Gordon Laboratories, Inc., a Carson City, California based formulator and manufacturer of cosmetics, hair care and other personal care products. Mr. Fitzpatrick had been the President, Chief Executive Officer and Chairman of Gordon since April 1996, and continues to retain the title of President. Prior to Gordon, Mr. Fitzpatrick served as President of several electronic manufacturing companies and worked for the Polaroid Corporation in its industrial marketing division. Mr. Fitzpatrick earned an M.B.A. in Finance and Marketing from Adelphi University in 1986 and a B.S. in Marketing from Seton Hall University in 1975.

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

Dr. Fred W. Billmeyer, Jr., Professor Emeritus at Rensselaer Polytechnic Institute, a color scientist and recognized expert in the color science field for more than 40 years, has been a consultant to the Company since 1984 and is a member of the Company's Medical Advisory Board. Dr. Billmeyer has published numerous books and articles in the field of color science. The consulting agreement with Dr. Billmeyer provides that he will provide color consulting services to the Company at a fee of $125 per hour. Such services include providing advice and supervisory assistance in connection with any further research and development, modification, enhancement or marketing activity relating to the ColorMate(R) System and Intellectual Properties in specific applications and assisting in obtaining patent protection for the unpatented Intellectual Properties. In addition, Dr. Billmeyer is entitled to receive a royalty in the amount of 2% of the selling price less the cost of manufacture of any device sold by the Company. In 2000 and 1999, the Company paid Dr. Billmeyer $2,800 and $4,827 respectively.

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

Mr. Frederick Frank, Vice Chairman of Lehman Brothers, an investment banking firm, has been an advisor to the Company since December 1, 1997, providing financial, strategic and business advisory services. The consulting agreement with Mr. Frank expired December 1, 1998 but was renewed by mutual agreement of the Company and Mr. Frank until July 1, 2002.

The Company also employs certain other consultants and temporary personnel for various purposes such as FDA and regulatory matters, the Bilirubin Project and marketing, engineering, research and development associated with the Intellectual properties, Beauty-Aid Products, the ColorMate(R) Bilirubin Device and ColorMate(R) units. The Company has also retained consultants to provide public relations, shareholder relations, financial, administrative, licensing and investment banking services. In 2001, these consultants and temporary personnel were paid an aggregate of $874,700. All consultants may be reimbursed by the Company for reasonable out-of-pocket expenses incurred by them in connection with the services each consultant provides the Company.

Compliance with Section 16(a) of the Exchange Act

The Company became subject to the reporting requirements of Section 13 of the Exchange Act on February 5, 1993 and, accordingly, the Company's officers, directors and greater than 10 percent beneficial owners were subject to the reporting requirements of Section 16(a) of the Exchange Act during the year ended December 31, 1993. The Company believes that during the fiscal year ended December 31, 2001 all filing requirements under Section 16(a) applicable to its officers, directors and greater than ten percent beneficial owners were complied with on a timely basis.



Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes all plan and non-plan compensation awarded to, earned by or paid to the Company's Chief Executive Office and its three other executive officers who were serving as such during and at the end of fiscal 2001 for services rendered in all capacities to the Company in the last three fiscal years.



Name and Principal Position         Year        Annual Compensation              Long-Term Compensation
-------------------------------    ------    ----------------------------   ------------------------------------
                                               Salary ($)      Bonus ($)        Awards             Payouts
                                              ------------    -----------   --------------     -----------------
                                                                                                   All Other
                                                                             Options (#) (1)    Compensation ($)
                                                                            -----------------  ------------------
Darby S. Macfarlane,                2001        $225,000
Chairperson                         2000        $224,000        $20,000
                                    1999        $175,000

David Kenneth Macfarlane,           2001        $150,000                                            $100,000(3)
Vice President                      2000        $125,000
                                    1999        $125,000

Leslie Foglesong,                   2001        $135,000
Secretary                           2000        $134,000
                                    1999        $100,000        $10,000

Brian T. Fitzpatrick,               2001        $150,000
Acting Chief Executive Officer      2000        $115,000(2)                      250,000

----------
(1) In February 1998, the Company effected a three-for-two forward stock split. The number of shares issuable upon the exercise of stock options granted under the 1992 Plan presented above give effect to the stock split.
(2) For 6 months.
(3) Replacement of escrow benefits.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Value Table

The following table sets forth information with respect to stock options exercised during the fiscal year ended December 31, 2001 and the value at December 31, 2001 of unexercised stock options held by the Chief Executive Officer and the other executive offers of the Company. The number of shares presented gives effect to the Stock Split:


                                                                        Number of Securities          Value of Unexercised
                                                                       Underlying Unexercised        In-the-Money Options at
                                                                     Options at Fiscal Year-End        Fiscal Year-End (1)
                                                                    -----------------------------   --------------------------
                                 Shares acquired         Value
Name                             on Exercise (#)        Realized    Exercisable/Unexercisable (#)   Exercisable/Unexercisable
----------------------------    ------------------    ------------  ----------------------------    --------------------------
Darby S. Macfarlane                                                          450,000/0
Brian T. Fitzpatrick                                                       83,334/166,666
David Kenneth Macfarlane                                                     300,000/0
Leslie Foglesong                                                             250,000/0

----------
(1) Options were not in-the-money at year end


Compensation of Directors

Directors who are officers of the Company do not receive additional compensation for serving on the Board of Directors or for their attendance at Board of Directors' meetings. Edmund Vimond and Edward Mahoney each received a monthly director's fee of $6,000. Currently these fees are in arrears. In addition, Mr. Mahoney received options to purchase 37,500 (on January 26, 1998) shares of the Company's Common Stock under the 1992 Plan and each of Messrs. Mahoney and Vimond received options to purchase 20,000 (on October 30, 1998) shares of the Company's Common Stock under the 1992 Plan. The stock options granted to Mr. Vimond and Mr. Mahoney vest in equal installments on the first, second and third anniversaries of the date of grant and are exercisable at $9.25 (Mahoney's grant on January 26, 1998) all of which became exercisable on January 26, 2001) and $5.375 (grants on October 30, 1998) (two-thirds became exercisable at October 30, 2001) per share, respectively. Mr. Vimond also received 22,500 stock options on December 1, 1997, all of which became exercisable on December 1, 2001 and expires on December 1, 2007 and are exercisable at $9.71 per share. In addition, on July 15, 1997, Mr. Vimond received 15,000 stock options, all of which options were fully exercisable on July 15, 2000, expire on July 15, 2007 and are exercisable at $5.42 per share.

Employment Agreements

The Company has entered into separate employment agreements with each of Darby Simpson Macfarlane and David Kenneth Macfarlane, providing for Mrs. Macfarlane's employment as Chairperson and Chief Executive Officer and for Mr. Macfarlane's employment as Vice President, Research and Development, each extendable at the employee's option until February 1, 2003. These Agreements were amended in August 2000 to provide for conforming severance benefits in accordance with the terms of these employment agreements when Brian T. Fitzpatrick was appointed Acting Chief Executive Officer and Ms. Macfarlane was appointed as Chief Technology Officer and continued as Chairperson of the Company. The agreements with Mrs. and Mr. Macfarlane provide for annual base salaries in 2001 of $225,000 and $150,000, respectively, subject to annual increases as provided for in their agreements. Under the employment agreements, the Company is obligated to provide Mr. Macfarlane with a $300,000 and Mrs. Macfarlane with a $1,000,000 term life insurance policy and disability insurance. The Company maintains key-man life insurance of each of Mrs. and Mr. Macfarlane in the amount of $1,000,000.

The employment agreements also provide for the payment of termination benefits by the Company if employment thereunder is terminated (i) by the Company for any reason other than death or disability as set forth therein or (ii) by reason of death or disability. If Mr. or Mrs. Macfarlane's employment is terminated by the Company or the employee for any reason the Company is required by each agreement to pay to the terminated employee an amount equal to (a) the aggregate base salary payable for the remainder of the employment period of the agreement and
(b) the aggregate base salary payable thereunder for three years, plus, in each case, and for each year, an amount not less than any bonus granted by the Board of Directors of the Company to the employee in the year immediately preceding the year in which termination occurred. If the employee's employment is terminated by reason of death or disability, the Company is required to pay to Mrs. Macfarlane and Mr. Macfarlane, as application, an amount equal to three years aggregate base salary in the case of Mrs. Macfarlane, and two year's base salary in the case of Mr. Macfarlane, plus in each case and for each year, an amount not less than the pro rata portion of any bonus granted to the employee in the year immediately preceding the year in which such termination occurs.

 In addition, the Company entered into a five-year employment agreement with Brian T. Fitzpatrick, commencing on April 17, 2000, pursuant to which he serves as the Chief Operating Officer, President and Acting Chief Executive Officer of the Company. As compensation, Mr. Fitzpatrick is entitled under the agreement to an annual base salary of $200,000, plus options under the 1992 Stock Option Plan to purchase an aggregate of 250,000 shares of Common Stock at an exercise price of $5.03, the closing bid price of the stock on June 2, 2000. The options vest in equal installments upon each of the first, second and third anniversaries of the start date. In addition, Mr. Fitzpatrick is to receive with respect to each fiscal year a bonus to be determined by the Compensation Committee of the Company. The Company may terminate the agreement by reason of physical or mental disability, but in such case Mr. Fitzpatrick would remain entitled to full compensation and benefits during the period prior to such termination. If Mr. Fitzpatrick's employment were terminated by reason of his death, the Company would have no further obligations under the agreement other than his stock options. If his employment were terminated for any reason other than death, disability, "cause," voluntary resignation or a "change of control," then the Company would pay Mr. Fitzpatrick his base salary for the 24 months following such termination.

Additionally, the Company entered into a four-year employment agreement with Leslie Foglesong commencing on December 15, 1997, pursuant to which she serves as Secretary and Treasurer (or Assistant Treasurer) of the Company. The term of the agreement has been extended for an additional year at Ms. Foglesong's option. The agreement provides for an annual base salary of $100,000, subject to an increase as of January 1, 2000 to $135,000, plus a bonus with respect to each fiscal year to be determined by the Board of Directors, as well as options under the 1992 Stock Option Plan. The Company may terminate the agreement by reason of physical or mental disability, but in such case Ms. Foglesong would remain entitled to full compensation and benefits during the period prior to such termination. If Ms. Foglesong's employment were terminated by reason of her death, the Company would have no further obligations under the agreement other than allowing her stock options to be exercised by her estate for a period of five years after such termination. If her employment were terminated for any reason other than death, disability or "cause," then Ms. Foglesong would be entitled to her base salary for the 24-month period following such termination or the remaining term of the agreement, whichever is greater; in addition, her stock options would continue to be exercisable for a period of five years after such termination.

The agreements described above prohibit disclosure of proprietary and confidential information regarding the Company and its business to anyone outside the Company both during and subsequent to employment and provide certain non-competition and non-solicitation restrictions on the employee for the duration of employment with the Company, and for one year thereafter. Payments due under these agreements are currently in arrears.


Compensation Committee Interlocks and Insider Participation

There are no reportable compensation committee (Board of Directors) interlocks or insider participation transactions.

Compensation Committee Report on Executive Compensation

The Compensation Committee of the Board of Directors is responsible for establishing compensation policies applicable to the Company's executive officers; evaluating and recommending to the Board the compensation of the chief executive officer and other executive officers; and recommending to the Board individual stock option grants for executive officers from the 1992 Plan. The following report relates to the Company's compensation policies and the compensation paid to the chief executive officer for the year ending December 31, 2001.

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



Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following tables sets forth, as of March 26, 2001, the beneficial ownership of the common stock: (i) by each shareholder known by the Company to beneficially own more than 5% of the common stock; (ii) by each director of the Company; (iii) by the Company's Chief Executive Officer; and (iv) by all executive officers and directors of the Company as a group. Except as otherwise indicated below, each named beneficial owner has sole voting and investment power with respect to the shares of common stock listed.


                                                          common stock        Percent of
Name and Address of Beneficial Owner                    Number of Shares        Class
------------------------------------------------------ --------------------  ------------
Darby Simpson Macfarlane                                   3,611,895(1)         15.21%
2500 Johnson Ave., Riverdale, NY 10463

David Kenneth Macfarlane                                   3,611,895(2)         15.21%
2500 Johnson Ave., Riverdale, NY 10463

Brian T. Fitzpatrick                                         199,033(3)           *
c/o Gordon Laboratories, Inc.
751 East Artesia Boulevard, Carson, CA 90746

Leslie Foglesong                                             265,000(4)          1.25%
c/o Chromatics Color Sciences International, Inc.
2500 Johnson Ave., Riverdale, NY 10463

Edmund Vimond                                                 57,500(5)           *
6967 Country Lakes Circle, Sarasota, FL 34243

Edward Mahoney                                                57,500(6)           *
140 Jones Creek Drive, Jupiter, FL 33458

LB I Group, Inc.                                           2,163,951(7)          9.35%
745 Seventh Ave., New York, NY 10019

Peter Janssen                                                636,250(8)          3.03%
c/o Janssen Partners, Inc.
1345 Old Northern Blvd., Roslyn, NY 11576

Janssen Partners, Inc.                                       636,250(9)          3.03%
1345 Old Northern Blvd., Roslyn, NY 11576

Crescent International, Ltd.                               4,195,800(10)        17.57%
c/o The Robinson-Humphrey Company LLC
3333 Peachtree Road, N.E., Atlanta, GA 30326

GAC-LABS, LLC                                              1,600,000(11)         7.08%
1936 Lee Road, Winter Park, FL 32789

Millennium Partners, LP                                    4,195,800(12)        17.30%
666 5th Avenue, New York, NY 10103

All directors and executive officers as a group            4,190,928(13)        17.33%
(6 persons)

------------------------------------------------------
* indicates less than 1%

(1) Includes 861,895 issued and outstanding shares of the common stock beneficially owned by Mrs. Macfarlane, 2,000,000 warrants which are exercisable upon registration of the underlying securities, 450,000 shares issuable upon the exercise of options granted to Mrs. Macfarlane and 300,000 shares issuable upon the exercise of options granted to Mr. Macfarlane which options are currently exercisable. As a result of a certain voting agreement between them, Mrs. Macfarlane is entitled to sole voting power and sole power of disposition over all shares of common stock held or acquired by Mr. Macfarlane.
(2) Includes 861,895 issued and outstanding shares of common stock and 2,000,000 warrants which are exercisable upon the registration of the underlying securities beneficially owned by Mrs. Macfarlane, 450,000 shares issuable upon the exercise of options granted to Mrs. Macfarlane and 300,000 shares issuable upon the exercise of options granted to Mr. Macfarlane which options are currently exercisable.
(3) Includes 83,333 shares of common stock issuable upon the exercise of options which are currently exercisable.
(4) Includes 250,000 shares of common stock issuable upon the exercise of options which are currently exercisable.
(5) Represents 57,500 shares of common stock issuable upon the exercise of options which are currently exercisable.
(6) Represents 57,500 shares of common stock issuable upon the exercise of options which are currently exercisable.
(7) Represents 1,388,889 shares of common stock issuable upon the conversion of Class B Series 2 and Class B Series 3 Convertible Preferred Stock and 775,062 shares of common stock issuable upon the exercise of currently exercisable warrants. Frederick Appel is the investment manager for these shares.
(8) Represents 636,250 shares of common stock owned by Peter Janssen. Mr. Janssen is the principal shareholder of Janssen Partners, Inc.
(9) Represents 636,250 shares of common stock owned by Peter Janssen. Mr. Janssen is the principal shareholder of Janssen Partners, Inc.
(10) Includes 1,311,304 shares of common stock, 270,000 warrants which are currently exercisable, and 2,614,496 issuable upon the conversion of Class B Series 4 Preferred Stock totaling shares not in excess of 20% of the current outstanding shares of the Company's common stock. Mel Craw is the investment manager of these shares.
(11) Represents 1,600,000 warrants, which are currently exercisable. John Schmook and Thomas Little are managers for GAC-Labs.
(12) Includes 3,623,326 shares issuable to Millennium that are not in excess of 20% of the current outstanding shares of the Company's common stock. Daniel Cardella is the investment manager for these shares.
(13) Includes 3,198,333 options and warrants which are currently exercisable.


Item 13. Certain Relationships and Related Transactions

Since August 1990, the Company has occupied office space leased under Darby Simpson Macfarlane's name. The Company pays $2,260 per month under the lease (representing the actual lease cost for such premises), which rent increased from $1,965 in August 2001. For the year ended December 31, 2000 the Company paid $21,000 in connection with such lease and $26,320 for the year 2001. In addition, the Company also paid approximately $10,980 for the year ended December 31, 2000 and approximately $10,980 for the year ended December 31, 2001 under a lease for the use of her residence as offices of the Company, which operates after normal business hours and on weekends.

On July 3, 2001, Gordon issued 200 shares of its common stock, par value $.001 per share, to Abilene Investments Corp. and 800 shares to GAC-Labs, LLC for an aggregate purchase price of $1,000,000 paid to Gordon to be used for operating capital. Simultaneously, the shares of Gordon stock that were outstanding immediately prior to the closing of this transaction, all of which were owned by the Company, were redeemed for one dollar. In addition, the Company assigned to Abilene and GAC-Labs the indebtedness of Gordon and H.B. Gordon Manufacturing Co., Inc., its wholly-owned subsidiary, owed to the Company in the ratio of 20% to Abilene and 80% to GAC-Labs.

As part of the same transaction, the Company was granted the option to purchase from Abilene and GAC-Labs the shares of Gordon stock issued to them and the indebtedness assigned to them within one year for an aggregate purchase price of $1,000,000 plus interest thereon at the rate of 14% per annum, subject to reduction under certain conditions, as described below.

Furthermore, the Company granted to Abilene and GAC-labs one-year warrants to purchase (i) an aggregate of 2,000,000 shares of our common stock at the exercise price of $.50 per share, if the Company does not consummate a rights offering prior to the expiration of such warrants, or (ii) an aggregate of 11,200,000 shares of our common stock at the exercise price of $.10 per share, if the Company consummates a rights offering prior to the expiration of such warrants and obtain shareholder approval for the increase in warrants.

If (i) the Company exercises its option to purchase the shares of Gordon stock issued to Abilene and GAC-Labs and the indebtedness assigned to them, (ii) the Company has not effected a reverse stock split of its common stock in a ratio greater than ten to one, (iii) the Company has consummated a rights offering and
(iv) the market price of the Company's common stock exceeds $1.00 per share for at least ten consecutive trading days from the date of exercise, the warrants will be subject to mandatory exercise. In the event of such a mandatory exercise, the Company will accept as payment of the aggregate exercise price the shares of Gordon stock that the Abilene and GAC-Labs acquired last year, and the purchase price under the repurchase option agreement will be reduced to one dollar. The warrants are also subject to mandatory exercise if (i) a registration statement, filed by us with respect to the shares of our common stock issuable upon exercise of the warrants has been declared effective by the Securities and Exchange Commission, (ii) the Company has not effected a reverse stock split of our common stock in a ratio greater than ten to one, (iii) the Company has consummated a rights offering and (iv) the market price of our common stock exceeds $1.00 per share for at least ten consecutive trading days from and after the effective date of such registration statement. In the event of such a mandatory exercise, the Company will accept payment of the aggregate exercise price through the terms of a broker's cashless exercise transaction.

Brian T. Fitzpatrick, the President and Secretary of Gordon and the President, Acting Chief Executive Officer and a director of the Company, is also the President of GAC-Labs.

Management believes that each of the transactions described above were obtained on terms at least as favorable as could have been obtained from unaffiliated third parties.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a) and (d)1. Financial Statements

Independent Auditors Reports

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Operations for the years ended December 31, 2001, 2000, and 1999

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 2001, 2000, and 1999

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999

Notes to Consolidated Financial Statements

        (a) and (d)2. Financial Statements Schedules

All schedules have been omitted because they are not applicable, are not required or because the required information is included in the Financial Statements or notes thereto.

        (b) Reports on Form 8-K:

Form 8-K dated March 13, 2002 - the Company filed a Form 8-K relative to the change in the Company's accountants.

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

2.2 Amendment No. 1 to the Gordon Purchase Agreement, dated May 15, 2000 (incorporated by reference to Exhibit 2.2 to the Form 8-K filed on June 19, 2000)

2.3 Amendment No. 2 to the Gordon Purchase Agreement, dated May 25, 2000 (incorporated by reference to Exhibit 2.3 to the Form 8-K filed on June 19, 2000).

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

Number  Description of Document
------  -----------------------

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

4.23 Letter Agreement, dated as of October 11, 2000, between the Company and Millennium (incorporated by reference to Exhibit 4.1 to the Form 8- K, filed on November 3, 2000).

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

10.31 Agreement, dated as of June 7, 1999, between the Company and Datex-Ohmeda, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8- K/A filed on January 28, 2000).

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company's Post Effective Amendment No. 1 on Form SB-1 to the Registration Statement filed on January 11, 1994).

23+   Consent of Independent Accountants.
----------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit.
**   Portions subject to confidential treatment.
+    Filed herewith.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.



By:  /s/ Brian T. Fitzpatrick                            Date: April 23, 2002
     --- ----------------------------------------------
         Brian T. Fitzpatrick, Acting Chief Executive
         Officer

By:  /s/ Darby S. Macfarlane                             Date: April 23, 2002
     --- ----------------------------------------------
         Darby S. Macfarlane, Chairperson of the Board,
         Chief Technology Officer; Treasurer; Director


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Darby S. Macfarlane                             Date: April 23, 2002
     --- ----------------------------------------------
         Darby S. Macfarlane, Chairperson of the Board,
         Chief Technology Officer; Treasurer; Director

By:  /s/ Brian T. Fitzpatrick                            Date: April 23, 2002
     --- ----------------------------------------------
         Brian T. Fitzpatrick, Acting Chief Executive
         Officer

By:  /s/ David K. Macfarlane                             Date: April 23, 2002
     --- ----------------------------------------------
         David K. Macfarlane, Vice President, Research &
         Development; Director

By:  /s/ Leslie Foglesong                                Date: April 23, 2002
     --- ----------------------------------------------
         Leslie Foglesong, Secretary; Assistant Treasurer;
         Director

By:  /s/ Edmund Vimond                                   Date: April 23, 2002
     --- ----------------------------------------------
         Edmund Vimond, Director

By:  /s/ Edward Mahoney                                  Date: April 23, 2002
     --- ----------------------------------------------
         Edward Mahoney, Director

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Contents                                                                 Page
                                                                        ------
Independent Auditors' Reports...........................................  44
Consolidated financial statements:
     Balance Sheets.....................................................  46
     Statements of Operations...........................................  47
     Statements of Changes in Stockholders' Equity (Deficit)............  48
     Statements of Cash Flows...........................................  49
     Notes to Consolidated Financial Statements.........................  50

                         INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Stockholders of Chromatics Color Sciences International, Inc.

We have audited the consolidated balance sheet of Chromatics Color Sciences International, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chromatics Color Sciences International, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses for the last several years, including $19,496,000 in 2000, and has experienced significant problems and delays exploiting its primary technology (medical equipment). These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


BDO Seidman, LLP

New York, New York
April 13, 2001, except for
  Note 3, which is July 3, 2001

Independent Auditors' Report
To the Board of Directors and Shareholders of Chromatics Color Sciences International, Inc.


We have audited the accompanying consolidated balance sheet of Chromatics Color Sciences International, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chromatics Color Sciences International, Inc. and subsidiaries as of December 31, 2001 and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring net losses, cash outflows from operating activities and has a negative working capital position and a capital deficiency. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Richard A. Eisner, LLP
New York, New York
April 17, 2002

                  Chromatics Color Sciences International, Inc.

                           Consolidated Balance Sheets

                                                              December 31,
                                                       2001                2000
                                                 ----------------    ----------------
ASSETS
Current assets:
   Cash and cash equivalents                     $        55,000     $     1,379,000
   Accounts receivable                                     4,000              73,000
   Inventories                                           350,000             747,000
   Prepaid expenses and other current assets              38,000             297,000
                                                 ---------------     ---------------
      Total current assets                               447,000           2,496,000

Property and equipment, net                              155,000             244,000
Software development costs, net                                              261,000
Patent costs, net                                                            581,000
Net assets of Gordon                                                       1,000,000
Deferred financing costs                                 710,000
Other assets                                                                 332,000
                                                 ---------------     ---------------
                                                 $     1,312,000     $     4,914,000
                                                 ===============     ===============
LIABILITIES
Current liabilities:
   Accounts payable and accrued expenses:
      Attorneys and accountants                  $     1,031,000     $       459,000
      Consultants                                        469,000             141,000
      Trade                                              276,000             261,000
      Severance payable                                  725,000
      Due to related parties                             274,000
   Notes payable                                       1,449,000
   Notes payable - officer/stockholder                   250,000
   Advance from investor                                  25,000
                                                 ---------------     ---------------
      Total current liabilities                        4,499,000             861,000
                                                 ---------------     ---------------
      Amount payable for purchase of Gordon                                  653,000

                                                 ---------------     ---------------
                                                       4,499,000           1,514,000
                                                 ---------------     ---------------

COMMITMENTS AND OTHER MATTERS

REDEEMABLE PREFERRED STOCK:
   Class A - authorized 1,400,000 shares,
      $.01 par value; issued and outstanding
      1,380,000 shares (redemption $.01 per
      share)                                                                  14,000
                                                 ---------------     ---------------


STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock                                       11,804,000          11,511,000
Common stock; authorized 550,000,000 shares,
   $.001 par value; issued and outstanding
   20,989,550 and 19,033,308 shares                       21,000              19,000
Additional paid-in capital                            46,984,000          45,934,000
Accumulated deficit                                  (61,996,000)        (54,078,000)
                                                 ---------------     ---------------
                                                      (3,187,000)          3,386,000
                                                 ---------------     ---------------
                                                 $     1,312,000     $     4,914,000
                                                 ===============     ===============



                 See notes to consolidated financial statements

                  Chromatics Color Sciences International, Inc.

                      Consolidated Statements of Operations

                                                                   Year Ended December 31,
                                                           2001               2000                1999
                                                      --------------   ---------------   --------------
Revenues:
     Sales                                            $        8,000   $        80,000   $    1,103,000
                                                      --------------   ---------------   --------------

Cost and expenses:
     Cost of sales                                             1,000           760,000          898,000
     Sales, marketing and trade show costs                   285,000         2,047,000        2,512,000
     Medical regulatory expenses                             304,000           840,000        1,323,000
     Research and development                                745,000         1,257,000          996,000
     Patent application costs                                 47,000           256,000          134,000
     Severence expense                                       795,000
     Impairment charges                                    1,338,000         1,508,000
     General and administrative:
          Compensation - Officers, employees and
            consultants                                    1,389,000         2,390,000        2,089,000
          Legal fees                                         340,000           702,000          794,000
          Accounting fees                                     92,000           158,000           79,000
          Rent and storage                                   335,000           339,000          297,000
          Insurance                                          221,000           315,000          223,000
          Repairs and maintenance                             56,000           158,000          118,000
          Depreciation and amortization                      404,000           729,000          495,000
          Taxes                                               67,000            74,000           55,000
          Stock administrative fees                           85,000           131,000          172,000
          Public relations                                    42,000           212,000          193,000
          Other                                              230,000           423,000          421,000
                                                      --------------   ---------------   --------------
                                                           6,776,000        12,299,000       10,799,000
                                                      --------------   ---------------   --------------
                                                          (6,768,000)      (12,219,000)      (9,696,000)
                                                      --------------   ---------------   --------------
Other income (expense):
     Interest income                                           3,000           133,000          201,000
     Interest expense and financing costs                   (662,000)       (1,437,000)      (3,313,000)
                                                      --------------   ---------------   --------------
                                                            (659,000)       (1,304,000)      (3,112,000)
                                                      --------------   ---------------   --------------
Loss from continuing operations                           (7,427,000)      (13,523,000)     (12,808,000)
Loss from discontinued operations (Note 3)                (1,250,000)       (5,973,000)
Gain on disposal of Gordon                                   759,000
                                                      --------------   ---------------   --------------
Net loss                                              $   (7,918,000)  $   (19,496,000)  $  (12,808,000)
                                                      ==============   ===============   ==============

Net loss to common stockholders:
Loss from continuing operations                       $   (7,427,000)  $   (13,523,000)  $  (12,808,000)
Deemed dividend on Class B, Series 2 and 3
  convertible preferred stock                                293,000         3,900,000        1,558,000
                                                      --------------   ---------------   --------------
Loss from continuing operations to
  common stockholders                                     (7,720,000)      (17,423,000)      14,366,000)
Loss from discontinued operations (Note 3)                (1,250,000)       (5,973,000)
Gain on disposal of Gordon                                   759,000
                                                      --------------   ---------------   --------------
Net loss to common stockholders                       $   (8,211,000)  $   (23,396,000)  $  (14,366,000)
                                                      ==============   ===============   ==============
Weighted average number of common shares
        Outstanding - basic and diluted                 19,880,869        16,746,354        15,498,300
                                                        ==========        ==========        ==========
Basic and diluted loss per share:
        Loss from continuing operations                    $ (0.39)         $ (1.04)          $ (0.93)
        Discontinued operations                              (0.02)           (0.36)
                                                        -----------       ----------        ----------
        Net loss to common stockholders                    $ (0.41)         $ (1.40)          $ (0.93)
                                                        ===========       ==========        ==========


                 See notes to consolidated financial statements

                  Chromatics Color Sciences International, Inc.

      Consolidated Statements of Changes in Stockholders' Equity (Deficit)


                                                                            Common Stock
                                                   Preferred                                          Additional
                                                     Stock          Number of                           Paid-in     Accumulated
                                                     Amount           Shares            Amount          Capital       Deficit
                                                 --------------  ---------------   ------------   --------------   --------------


Balance - January 1, 1999                                           15,452,442      $   15,000    $  28,327,000    $ (21,774,000)

Net loss for the year ended
  December 31, 1999                                                                                                  (12,808,000)
Exercise of stock options and warrants                                  86,675                          377,000
Original issue discount of senior
  convertible debentures (below market
  conversion price)                                                                                   3,575,000
Original issue discount on Class B
  convertible preferred stock (warrants
  and below market conversion price)                                                                  2,357,000
Deemed dividend on Class B convertible
  preferred stock                                                                                    (1,558,000)
Compensation cost relating to options
  granted to consultants                                                                                984,000
                                                 -------------   --------------     -----------   --------------    -------------

Balance - December 31, 1999                                         15,539,117      $   15,000       34,062,000      (34,582,000)

Net loss for the year ended December 31, 2000                                                                        (19,496,000)
Conversion of debentures to preferred stock        $6,079,000
Issuance of preferred stock for cash                5,025,000
Reclassification of redeemable preferred stock      2,263,000
Exercise of stock options and warrants                                 162,880                          377,000
Conversion of convertible preferred
  stock into common stock                          (1,856,000)       1,889,563           2,000        3,017,000

Original issue discount on convertible
  preferred stock (warrants and below
  market conversion price)                                                                            3,858,000
Deemed dividend on Class B convertible
  preferred stock                                                                                    (3,900,000)
Issuance of common stock for purchase
  of Gordon stock                                                      721,231           1,000        4,536,000
Issuance of common stock for cash                                      720,517           1,000        3,294,000
Compensation cost relating to options
  granted to consultants                                                                                690,000
                                                 --------------  --------------     -----------   --------------    --------------

Balance - December 31, 2000                        11,511,000       19,033,308          19,000       45,934,000       (54,078,000)


Net loss for the year ended December
  31, 2001                                                                                                             (7,918,000)
Issuance of common stock for purchase
  of Gordon stock                                                       22,894                          144,000
Issuance of common stock -
  adjustable warrant                                                 1,933,348           2,000           (2,000)
Warrants issued in connection
  with notes payable                                                                                  1,181,000
Deemed dividend on Class B convertible
  preferred stock                                     293,000                                        (  293,000)
Compensation cost relating to options
  granted to terminated employees                                                                        20,000
                                                 -------------   --------------     -----------   --------------   ---------------

Balance - December 31, 2001                       $11,804,000       20,989,550      $   21,000    $  46,984,000    $  (61,996,000)
                                                 =============    =============     ===========   ==============   ===============



                 See notes to consolidated financial statements

                  Chromatics Color Sciences International, Inc.

                      Consolidated Statements of Cash Flows

                                                                                Year Ended December 31,
                                                                        2001              2000             1999
Cash flows from operating activities:
   Loss from continuing operations                                $    (7,427,000)  $   (13,523,000)  $(12,808,000)
   Discontinued operations                                               (491,000)       (5,973,000)
   Adjustments to reconcile loss to net cash used
      in operating activities:
        Impairment charge and net change in net assets
           of discontinued operations                                   1,829,000         7,517,000
        Depreciation and amortization                                     404,000           729,000        494,000
        Compensation cost relating to options granted
           to consultants and terminated employees                         20,000           690,000        984,000
        Interest and financing costs                                      596,000           851,000      2,741,000
        Writeoff of accounts receivable                                    71,000
        Changes in operating assets and liabilities:
           Accounts receivable                                             (2,000)          769,000       (750,000)
           Inventories                                                     59,000          (308,000)      (293,000)
           Prepaid expenses and other assets                              241,000          (230,000)       (97,000)
           Accrued interest on convertible debentures                                       583,000        496,000
           Accounts payable and accrued expenses                        1,901,000           107,000       (223,000)
                                                                  ---------------   ---------------   ------------

              Net cash used in operating activities                    (2,799,000)       (8,788,000)    (9,456,000)
                                                                  ---------------   ---------------   ------------

Cash flows from investing activities:
   Software development costs                                                                              (81,000)
   Capitalized patent costs                                              (167,000)         (337,000)      (553,000)
   Purchase of fixed assets                                                (6,000)          (78,000)       (91,000)
                                                                  ---------------   ---------------   ------------

              Net cash used in investing activities                      (173,000)         (415,000)      (725,000)
                                                                  ---------------   ---------------   ------------

Cash flows from financing activities:
   Net proceeds from the issuance of stock                                                3,672,000        377,000
   Proceeds from senior convertible debentures                                                           5,000,000
   Advance from investor                                                   25,000
   Payments of amounts to related party                                                  (1,360,000)       (62,000)
   Net proceeds from notes payable and warrants                         1,623,000
   Net proceeds from the issuance of preferred stock
      and warrants                                                                        5,480,000      3,727,000
                                                                  ---------------   ---------------   ------------

              Net cash provided by financing activities                 1,648,000         7,792,000      9,042,000
                                                                  ---------------   ---------------   ------------


Net decrease in cash and cash equivalents                              (1,324,000)       (1,411,000)    (1,139,000)
Cash and cash equivalents - January 1                                   1,379,000         2,790,000      3,929,000
                                                                  ---------------   ---------------   ------------

Cash and cash equivalents - December 31                           $        55,000   $     1,379,000   $  2,790,000
                                                                  ===============   ===============   ============

Supplemental disclosure cash flow information:
   Interest paid                                                                                      $     89,000
   Reclassification of ColorMate Units                                                                $  1,820,000


Supplemental disclosure of noncash financing information:
   Issuance of debt to pay accrued expenses                       $       300,000
   Reduction of liability resulting from
     Gordon purchase price adjustment                             $       509,000
   Issuance of stock for amount payable for purchase of Gordon    $       144,000   $     5,189,000
   Deemed dividends                                               $       293,000   $     3,900,000   $ 1,558,000
   Conversion of preferred stock into common                                        $     3,019,000



                 See notes to consolidated financial statements

                  Chromatics Color Sciences International, Inc.
                   Notes to consolidated financial statements
                                December 31, 2001


NOTE 1 - Nature of Business and Summary of Significant Accounting Policies

Since its formation in 1984, Chromatics Color Sciences International, Inc. (the "Company") has been principally engaged in color science technology research and development and licensing activities, seeking mass market applications for its proprietary technology and instrumentation.

[a] Estimates and Uncertainties

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates relate primarily to inventory valuation and recoverability of the Company's tangible and intangible assets.

[b] Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

[c] Patent Application Costs

     The Company began capitalizing certain patent application costs, commencing January 1, 1998, and had been amortizing such costs over the remaining patent lives, generally 10 to 15 years. Accumulated amortization as of December 31, 2000 was $268,000. The Company assesses the continuing carrying value of these assets when events and circumstances warrant and, in 2001 and 2000, recorded impairment charges of $647,000 and $581,000, respectively (see Note 18).

[d] Revenue Recognition

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

[e] Inventories

     Inventories are stated at the lower of first-in, first-out cost or market.

NOTE 1 - Nature of Business and Summary of Significant Accounting Policies (continued)

[f] Property and Equipment and Depreciation

     Property and equipment are stated at cost. Depreciation is computed using principally the straight-line method over estimated useful lives of 5 to 7 years. The Company continually evaluates the life and carrying amount of such equipment in light of current conditions and, in 2000, wrote off the net book value of certain equipment totaling $258,000 (see Note 18).

[g]  Software Development Costs

     Once technological feasibility was established, the costs of developing software to be marketed as part of a product were capitalized. Capitalization ceased in 1999 when the products became available for sale. The costs were amortized on the basis of estimated future revenues with annual minimum charges, which is similar to the straight-line basis over the estimated remaining useful life (three years). Accumulated amortization of software development costs at December 31, 2000 was $366,000. Based on management's assessment of the carrying amount of the asset, an impairment charge of $53,000 was recorded in 2001 (see Note 18).

[h]  Long-Lived Assets

     Long-lived assets, such as intangible assets and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. In 2001 and 2000 (see note 18), the Company recorded impairment losses relating to these assets.

[i] Cash Equivalents

     The Company considers certificates of deposit, money market funds and all other highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

[j] Financial Instruments

     Financial instruments include cash and equivalents, accounts receivable, accounts payable and long-term debt. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information available to management as of December 31, 2001.

NOTE 1 - Nature of Business and Summary of Significant Accounting Policies (continued)

[k] Concentration of Credit Risk/Major Customers, Supplier and Manufacturer

     The Company generated principally all of its revenues from one customer in 1999 and 2000 (see Note 6).

     The Company is dependent upon one supplier for a major part of its ColorMate TLc-BiliTest System and another to manufacture the ColorMate TLc-BiliTest System. The loss of either of these relationships would materially adversely affect the Company.

[l] Loss Per Share

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," ("EPS") which requires a presentation of basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing loss to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the effect, if dilutive, from the potential exercise or conversion of securities, which would result in the issuance of incremental shares of common stock. Such potential shares have been excluded from EPS in 2001, 2000 and 1999 as their effect would be anti-dilutive. Securities and the related number of common shares not included in the diluted computation for the year ended December 31, 2001 that would potentially dilute basic earnings per share, if any in the future, are as follows:

           Preferred stock                             109,071,000
           Warrants                                     35,940,000
           Options                                       3,271,000
           Advances from investor - see Note 14(b)         833,000
                                                     -------------
                                                       149,115,000
                                                     -------------

     The conversion price of the Series 4 convertible preferred stock is equal to the lower of $0.82 and 92% of the average of the three lowest consecutive closing bid prices during the 22 trading days preceding conversion. Included in the above table are 106,435,000 shares issuable upon the conversion of the outstanding Series 4 shares, reflecting the conversion terms most beneficial to the investor and a conversion price that would have been $0.0153 at December 31, 2001.

     Not included in the above table are the warrants issued in connection with the Gordon disposal or the Adjustable Warrant issued in connection with the sale of Common stock because the number that will vest is not determinable (see Note 14[b]).The maximum number of potential common shares from the warrants issued in the Gordon disposal is 16,000,000. The number of commmon shares issuable from the Adjustable Warrant would have been 108,129,000 on December 31, 2001. In addition, the Company issued 19,533,000 warrants with notes payable subsequent to December 31, 2001.

[m] Stock-Based Compensation

     SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost at fair value for stock-based employee compensation plans. The Company has chosen to continue to account for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for options granted by the Company is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The fair value of option grants is discussed in Note 14.

NOTE 1 - Nature of Business and Summary of Significant Accounting Policies (continued)

[n]  Income Taxes

     Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. A valuation allowance is provided for the net deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

[o]  Research and Development

     Research and development costs are expensed as they are incurred.

[p]  Recent Accounting Standards

     In November 2000, the Emerging Issues Task Force ("EITF") issued consensus number 00-27 which requires the remeasurement of the original issue discount on preferred stock with characteristics similar to the convertible preferred stock issued by the Company earlier in 2000 and in 1999. The adoption of this EITF resulted in an additional imputed dividend of $2,325,000 (relating to additional charges for the below market conversion price of the preferred stock), which was recorded in the fourth quarter of 2000.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", which supersedes APB Opinion No. 16, "Business Combinations". SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 are effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The Company believes that SFAS 141 will not have a material effect on its financial statements.

     In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Intangible Assets", which supersedes APB Opinion No. 17, "Intangible Assets". SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 applies to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS 142 is effective for fiscal 2002. The Company will adopt SFAS 142 in fiscal 2002. The Company believes that SFAS 142 will not have a material effect on its financial statements.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company believes that SFAS 143 will not have a material effect on its financial statements.

NOTE 1 - Nature of Business and Summary of Significant Accounting Policies (continued)

[p]  Recent Accounting Standards  (continued)

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company has not yet determined the impact the adoption of SFAS 144 will have on its financial statements.

NOTE 2 - Basis of Presentation

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained net losses for the past several years, including $7,918,000 in 2001, $19,496,000 in 2000 and $12,808,000 in 1999, has incurred recurring cash outflows from operating activities, and has experienced significant problems and delays exploiting its primary technology (medical equipment). At December 31, 2001 the Company had a negative working capital position and a capital deficiency. In 2001, the Company significantly reduced its workforce and other costs, and the Company is attempting to obtain additional financing (see Note 19 for financing received in 1st quarter of 2002).

The Company's business plan is to maintain reduced operating costs while seeking additional financing and attempting to sell the exclusive rights to its medical technology for monitoring infant jaundice for an upfront fee and ongoing royalties. If it is successful in these efforts to raise funds for continued operations, then the Company plans to hire new management, continue its research and development on its LED instrument and implement its business plan for marketing its technology and instruments to the beauty industry including cosmetics, fashion and hair color markets. The Company will require additional capital to continue operations.

The Company is undergoing due diligence with a number of investment banking firms and private investors in an attempt to raise financing for the Company. The Company has also filed a Rights Offering with the SEC to its existing shareholders, to raise financing for the Company.

Management believes that agreements with former subordinated note holders and Millennium and Lehman have not prevented the Company from raising capital as the Compay obtained either waivers or negotiated restructuring acceptable to potential investors. Other than the issuance of notes payable (see Note 19), the Company has not entered into any financing agreements subsequent to December 31, 2001. Management does not expect these or subsequent agreements with Crescent to prevent the Company from raising additional capital.

There can be no assurances that additional financing will be obtained or that the Company's other plans will be achievable. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - Discontinued Operations

On June 2, 2000, the Company acquired the common stock and assumed certain debt of Gordon, a privately held formulator and manufacturer of cosmetics, hair care and other personal care products. The acquisition was for a purchase price of $609,000 in cash used to repay Gordon debt and 721,231 shares of the Company's common stock, valued for financial reporting purposes at $6.29 per share, which approximated the market value of the Company's common stock at the acquisition date. An additional $653,000 was payable to the former shareholders of Gordon to complete the purchase in the form shares of the Company's common stock. As a result of a post closing adjustment the Company issued 22,894 shares of common stock in 2001, valued at $144,000, in full consideration of the obligation and the purchase price was reduced by $509,000. The acquisition was accounted for under the purchase method of accounting for business combinations.

Due to the Company's deteriorating financial condition and inability to continue to support Gordon's operations, the Company decided in early 2001 to sell Gordon. On July 3, 2001, pursuant to the Share Subscription and Redemption Agreement, dated as of June 19, 2001 (the "Purchase Agreement"), among the Company, Abilene Investments Corp. ("Abilene"), GAC- Labs, LLC ("GAC- Labs" and collectively with Abilene, the "Purchasers") and Gordon Acquisition Corp., a wholly-owned subsidiary of the Company ("Gordon"), Gordon issued 200 shares of common stock, par value $.001 per share, of Gordon ("Gordon Stock") to Abilene and 800 shares of Gordon Stock to GAC-Labs for an aggregate purchase price of $1,000,000. Simultaneously, the shares of Gordon Stock that were outstanding immediately prior to the closing of this transaction, all of which were owned by the Company, were redeemed for one dollar. In addition, the Company assigned to the Purchasers its right, title and interest in the indebtedness of Gordon and/or H.B. Gordon Manufacturing Co., Inc., its wholly-owned subsidiary, owed to the Company in the ratio of 20% to Abilene and 80% to GAC-Labs.

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

Furthermore, the Company granted to the Purchasers one-year warrants (the "Warrants") to purchase (i) an aggregate of 2,000,000 shares of common stock, par value $.001 per share, of the Company ("CCSI Stock") at the exercise price of $.50 per share, if the Company does not consummate a rights offering/ private placement by the Company of its securities prior to the one year expiration of such warrants, or alternatively (ii) an aggregate of 11,200,000 shares of CCSI Stock at the exercise price of $.10 per share and 4,800,000 shares at $0.001 per share, subject to price adjustment, if the Company consummates a rights offering/private placement by the Company of its securities prior to the one year expiration of such warrants and obtains shareholder approval with respect to such rights offering/private placement by the Company of its securities and such increase in warrants. The fair market value of the 2,000,000 warrants was immaterial. If the alternative additional warrants are issued at a later date, the fair market value of such warrants will be recorded as a further loss on the disposal of Gordon.

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

The Company does not intend to exercise its option to repurchase Gordon and has not had any influence on Gordon's operations since the sale in July 2001. An officer and director of the Company, who is a former shareholder and Chairman of Gordon, has maintained the title of President of Gordon and provides limited consulting to Gordon's new management. Additionally, certain of the Purchasers are stockholders of the Company. The financial statements for 2000 have been retroactively changed to reflect Gordon's net assets and operations as discontinued operations. The net assets of Gordon were written down to $1,000,000 as of December 31, 2000. As a result of a post closing adjustment to the purchase price, an adjustment was made in 2001 to reduce goodwill and the amount payable for the purchase of Gordon by $509,000. Gordon incurred a loss in 2001 through the disposal date and the Company recorded a gain on disposal, representing the net liabilities on the disposal date.

Net sales and loss from the discontinued operation are as follows for the year ended December 31:

                                                            2001                  2000
                                                     -----------------      ----------------

        Net sales                                    $       2,590,000      $      3,762,000
                                                     =================      ================

        Loss from discontinued operations                $  (1,250,000)     $       (697,000)
        Impairment loss relating to goodwill                                      (5,276,000)
                                                     -----------------      ----------------

        Loss from discontinued operations            $      (1,250,000)     $     (5,973,000)
                                                     =================      ================




Net assets of Gordon at December 31, 2000 were:

           Cash                                            $       79,000
           Accounts receivable                                    887,000
           Inventory                                              896,000
           Property and equipment                                 814,000
           Other assets, primarily goodwill                     2,705,000
                                                           --------------
                                                                5,381,000
                                                           --------------
           Accounts payable and accrued expenses                1,234,000
           Debt                                                 3,147,000
                                                           --------------
                                                                4,381,000
                                                           --------------
           Net assets                                      $    1,000,000
                                                           ==============

NOTE 4 - Inventories

Inventories consist of the following at December 31:

                                              2001              2000
                                         --------------    --------------

        Raw materials                    $    1,421,000    $    1,480,000
        Valuation allowance                  (1,071,000)         (733,000)
                                         --------------    --------------

                                         $      350,000    $      747,000
                                         ==============    ==============



NOTE 5 - Property and Equipment

Property and equipment consists of the following at December 31:

                                                    2001              2000
                                            --------------    --------------

       Machinery and equipment              $    1,003,000    $      998,000
       Furniture and fixtures                      140,000           139,000
                                            --------------    --------------
                                                 1,143,000         1,137,000
       Accumulated depreciation
         and amortization                         (730,000)         (636,000)
       Impairment reserves                        (258,000)         (257,000)
                                            --------------    --------------

                                            $      155,000    $      244,000
                                            ==============    ==============



Depreciation and amortization expense for property and equipment for the years ended December 31, 2001, 2000 and 1999 was $94,000, $175,000 and $398,000,
respectively.


NOTE 6 - ColorMate(R) Units

In 1999, the Company executed a distribution agreement with Datex-Ohmeda, Inc. and its Ohmeda Medical Division ("DO") Other than the original sales to DO in 1999 of $1,075,000, there have been minimal sales in 2000 and 2001.

The agreement called for the Company to provide a certain number of Systems to DO at no cost until sold to serve as demo units or promotional units to assist in the sales and marketing of the Systems. The Company maintains title of certain of these Systems, while DO obtained ownership of the other Systems. The Company had classified $329,000 in property and equipment, representing the cost of the Systems for which it maintains title, and had classified $506,000 in other amortizable assets, representing the cost of the remaining Systems (intangible asset associated with obtaining the agreement with DO). The amount classified in other amortizable assets was being amortized over the life of the DO Agreement, 5 years. Given the poor level of sales to date, the Company wrote off the balance of these capitalized costs ($612,000) in the fourth quarter of 2000 (see Note 18).

In connection with the termination of a license agreement in 1991, the Company received 1,947 units of color measurement instruments and related equipment, the majority of which were useable and not in need of significant repair. For accounting purposes, the $700,000 estimated fair value of the nonproprietary equipment (based upon an independent appraisal of the complete units with allowances for the lack of a verifiable used equipment market, varying usage, the need for refurbishment and similar factors) was recorded as an asset.

Due to the lack of sales of the ColorMate(R) TLcoBiliTest(R) Systems, the Company took an impairment charge in the fourth quarter of 2000 of $315,000 (see
Note 18). The net amount capitalized at December 31, 2000 totaled $300,000 which was written off as an impariment charge in the fourth quarter of 2001.


NOTE 7 - Severence liability

In 2001, the Company terminated 30 of its employees. Some of these employees have employment contracts that provide for severance and other payments upon the termination of employment or breach in such contracts. Accordingly, the Company recorded a $775,000 liability to these employees for additional amounts due to them. As of December 31, 2001, $50,000 of this provision has been utilized via payments by an officer of the Company, which is included in due to related parties. The Company expects to pay $200,000 of the remaining $725,000 accrual if and when the Company receives net proceeds from the sale of the exclusive rights to its medical technology for monitoring infant jaundice of at least $2,000,000. The Company expects to further pay all or part of the remaining $525,000 accrual if and when the Company raises additional capital or receives net proceeds from the sale of the exclusive rights to its medical technology for monitoring infant jaundice of at least $5,000,000.



NOTE 8 - Notes payable

During the year ended December 31, 2001 the Company received $1,699,000 through the issuance of notes payable, including $250,000 to an officer/stockholder. The officer/stockholder paid $250,000 on behalf of the Company to another officer/stockholder resulting from a change in control of the Company. The change in control was deemed to occur in form when the chief executive officer (who paid the $250,000) changed positions from CEO to Chairperson. The notes bear interest at rates ranging from 6% to 14% and are due in one year. In connection with the financing, the Company issued 26,750,000 warrants (including 7,250,000 to the finder and 2,000,000 to an officer/stockholder) exercisable at $0.10 per share and 6,500,000 warrants exercisable at $0.06 per share. All of the warrants have a five-year life. The fair market value of the warrants issued to the investors amounted to $1,181,000 determined using the Black-Scholes option pricing model. The fair market value of these warrants issued in connection with debt has been recorded as deferred financing costs and is being amortized over the life of the relative debt. For the year ended December 31, 2001, approximately $527,000 was charged to non-cash financing costs relating to the amortization of the deferred financing costs.

NOTE 9 - Income Taxes

The Company had a deferred tax asset at December 31, 2001 and 2000 of approximately $22,711,000 and $19,500,000 related primarily to net operating loss and tax credit carryforwards. The deferred tax asset has been offset by a valuation allowance, which increased by $3,211,000 in 2001 , since their realizability cannot be determined. At December 31, 2001, the Company had net operating loss carryforwards of approximately $56,652,000 for Federal income tax purposes which expire through 2021. In addition, the Company had research and development tax credit carryforwards of approximately $50,000 at December 31, 2001 available to offset future Federal income taxes. The utilization of such net operating loss and tax credit carryforwards may be severely limited due to past and future changes in control, including stock issuances.

NOTE 10 - Senior Convertible Debentures

On April 15, 1999, the Company issued an aggregate of $5,000,000 14% senior convertible debentures due April 15, 2002 (the "Debentures") in a private placement. Payments of interest on the outstanding principal amount were due on the earlier of the maturity date or upon any conversion of the Debentures into the Company's common stock. The accrued interest may be paid either in cash, shares of the Company's common stock or a combination of common stock and cash, at the option of the Company. The outstanding principal amount of the Debentures (together with accrued interest thereon) was not convertible until after the first anniversary of the closing (except for 20%, which was immediately convertible). At that time, the Debentures were convertible into shares of common stock, at the option of the holder or holders thereof, at the conversion price of $5.00. At any time after the 18-month anniversary of the closing, the Company could have prepaid the entire amount of the Debentures or any portion thereof for a prepayment price equal to the original principal amount of the Debentures plus all accrued and unpaid interest. At any time after the 18-month anniversary of the closing and prior to the maturity date, in the event the average closing bid price (as reported on the NASDAQ Small Cap Market or such other principal market or exchange on which the common stock is then traded) of the Company's common stock for any 10 consecutive trading days equals or exceeds $10.29, the Company could have required conversion of the outstanding principal amount (together with accrued interest) of the Debentures into common stock at a conversion price of $5.00 per share. The Debentures resulted in an original issue discount charge of approximately $3,600,000 (representing the intrinsic value of the below-market conversion price) which was amortized over one year. In 1999, the Company amortized $2,700,000 and, in 2000, the balance of $900,000 was amortized. This debt was converted to preferred stock in 2000 (see Note 12).

NOTE 11 -  Preferred Stock

[a] Class A Preferred Stock

The Company's shares of Class A convertible preferred stock expired in 2001, however, the shares were not redeemed (1,380,000 shares at $0.01) due to the Company's financial difficulties. The redemption amount of $14,000 was reclassified as due to related parties as it is due to an officer/stockholder.

[b]  Class B Preferred Stock

     The Company also has authorized 10,000,000 shares of Class B preferred stock, which may be issued with such rights and preferences as the Board of Directors may determine upon issuance.

     The Company has outstanding the following series of Class B preferred stock at December 31:

                                             2001                               2000
                                 --------------------------------   -------------------------------
                                                    Carrying                           Carrying
                                     Shares          Amount            Shares           Amount
                                 ------------    ----------------   ------------    ---------------

             Series 2                  25,000    $      2,556,000         25,000    $     2,263,000
             Series 3                  40,000           3,155,000         40,000          3,155,000
             Series 4                     136           1,230,000            136          1,230,000
             Series 5                  48,633           4,863,000         48,633          4,863,000
                                 ------------    ----------------   ------------    ---------------

                                      113,769    $     11,804,000        113,769    $    11,511,000
                                 ============    ================   ============    ===============



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

     Class B Series 1 Preferred Stock  (continued)

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

     Class B Series 2 Convertible Preferred Stock

     On June 15, 1999, the Company completed a private placement of 40,000 shares of convertible preferred stock and warrants to purchase 220,690 shares of common stock to a private investor for aggregate proceeds of $4,000,000. The shares of Class B Series 2 convertible preferred stock issued on that date (the "Series 2 Shares") are convertible into shares of the Company's common stock at a price, as adjusted, of $4.68 per share, subject to additional adjustment for stock splits, combinations and similar recapitalizations affecting the Company's common stock and in certain circumstances including the issuance of shares of the Company's common stock. The Series 2 Shares were previously redeemable in cash for an amount equal to $115 per Series 2 Share on the third anniversary of the date of initial issuance if not sooner converted unless the Company elects in the Company's discretion to extend the redemption date to the fifth anniversary of the date of initial issuance. As a result of a capital restructuring program completed on October 31, 2000 (see Note 12), the Series 2 Shares are no longer redeemable in cash. Accordingly, the amount was classified within equity in the fourth quarter of 2000. The Series 2 Shares are subject to mandatory conversion into shares of the Company's common stock at the Company's option at any time after December 15, 1999 if the average closing bid price of the Company's common stock for ten consecutive trading days equals or exceeds $7.02 per share. The Series 2 Shares are not entitled to any voting rights except as otherwise required by applicable law and are not entitled to any dividend rights unless the Company elects to extend the redemption date of the fifth anniversary of the date of initial issuance, in which case noncash dividends (which increase the number of shares issuable upon redemption ) would accrue at the rate of 8% from and after the third anniversary of the date of initial issuance which can only be paid in shares of the Company's common stock.

     In addition to the Series 2 Shares, on June 15, 1999, the Company also issued an aggregate of 270,690 warrants to purchase shares of the Company's common stock to the same private investor. The warrants issued on that date have a five-year term unless sooner exercised. The warrants are exercisable for shares of the Company's common stock at a price, as adjusted, of $4.68 per share, subject to additional adjustment in the same circumstances as the Series 2 Shares described above and are subject to mandatory exercise into shares of the Company's common stock at the Company's option at any time after December 15, 1999 if the average closing bid price of the Company's common stock measured over twenty consecutive trading days equals or exceeds $9.36.

     The private placement resulted in a deemed dividend charge of approximately $4,505,000, resulting from a below market conversion price of preferred stock ($2,430,000), a $15 per share redemption premium ($600,000) and financing costs ($200,000) and the fair value (using the Black-Scholes method) of warrants issued in connection with the private placement ($1,275,000). Of this amount, approximately $1,559,000 had been charged through December 1999. $293,000 and $1,772,000 were reflected as deemed dividends in 2001 and 2000, respectively. In 2000, 15,000 Series 2 Shares were converted into 238,473 shares of the Company's common stock. Of the original deemed dividend charge, $562,000 has been eliminated as a result of the conversion.

     Class B Series 3 Convertible Preferred Stock

     On February 11, 2000, the Company completed a private placement of 40,000 shares of convertible preferred stock to the above private investor for aggregate proceeds of $4,000,000. The shares of Class B Series 3 convertible preferred stock issued on that date (the "Series 3 Shares") are convertible into shares of the Company's common stock at a price, as adjusted, of $4.68 per share, subject to additional adjustment for stock splits, combinations and similar recapitalizations affecting the Company's common stock and in certain circumstances including the issuance of shares of the Company's common stock. The Series 3 Shares were previously redeemable in cash for an amount equal to $115 per Series 3 Share on the third anniversary of the date of initial issuance if not sooner converted unless the Company elects in the Company's discretion to extend the redemption date to the fifth anniversary of the date of initial issuance. As a result of the capital restructuring program completed on October 31, 2000 (see Note 12), the Series 3 Shares are no longer redeemable in cash. Accordingly, the amount was classified within equity in the fourth quarter of 2000.The Series 3 Shares are subject to mandatory conversion into shares of the Company's common stock at the Company's option at any time after August 11, 2000 if the average closing bid price of the Company's common stock for ten consecutive trading days equals or exceeds $7.02 per share. The Series 3 Shares are not entitled to any voting rights except as otherwise required by applicable law and are not entitled to any dividend rights unless the Company elects to extend the redemption date to the fifth anniversary of the date of initial issuance, in which case noncash dividends (which increase the number of shares issuable upon redemption) would accrue at the rate of 8% from and after the third anniversary of the date of initial issuance which can only be paid in shares of the Company's common stock.

     Class B Series 3 Convertible Preferred Stock  (continued)

     In addition to the Series 3 Shares, on February 11, 2000, the Company also issued an aggregate of 304,372 warrants to purchase shares of the Company's common stock to the same private investor. The warrants issued on that date have a five-year term unless sooner exercised. The warrants are exercisable for shares of the Company's common stock at a price, as adjusted, of $4.68 per share, subject to additional adjustment in the same circumstances as the Series 3 Shares described above and are subject to mandatory exercise into shares of the Company's common stock at the Company's option at any time after August 11, 2000 if the average closing bid price of the Company's common stock measured over twenty consecutive trading days equals or exceeds $9.36.

     The private placement resulted in a deemed dividend charge of approximately $3,535,000, resulting from a below market conversion price of preferred stock ($1,495,000), a $15 per share redemption premium ($600,000) and financing costs ($390,000) and the fair value (using the Black-Scholes method) of warrants issued in connection with the private placement ($1,050,000). $0 and $2,090,000 were reflected as deemed dividends in 2001 and 2000, respectively.

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

     Class B Series 4 Convertible Preferred Stock  (continued)

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

NOTE 12 - Capital Restructuring Program

On October 11, 2000, the Company obtained commitments from three of its major investors, Millennium Partners, L.P. ("Millennium") (see Note 13), LBI Group, Inc. ("Lehman") (see Note 11(b) - Series 2 and 3) and the holders (the "Holders") of its 14% senior convertible debentures, dated April 15, 1999 (the "Debentures") (see Note 10) to restructure the terms of their respective securities. The purpose of this restructuring was to assist the Company in meeting the net tangible assets requirement for continued listings of its common stock, on the NASDAQ Small Cap Market ("NASDAQ"). These commitments of the investors were subject to certain conditions, which were subsequently satisfied on October 31, 2000, including the Company's securing confirmation from NASDAQ of the Company's eligibility for continued listing on NASDAQ and the closing of a proposed additional financing with Crescent International Ltd. ("Crescent"), pursuant to which the Company would issue and sell to Crescent, and Crescent would purchase, shares of a newly-authorized series of preferred stock of the Company (the "Crescent Preferred" and a five-year warrant to purchase up to 270,000 shares of Common stock at an exercise price equal to $1.00 per share, subject to adjustment in certain circumstances (the "Crescent Warrants"), for an aggregate purchase price of not less than $2,000,000 (see Note 11(b) - Series
4). In consideration of their agreements to restructure their respective securities, the Company agreed to issue to each of Lehman and the Holders 200,000 five-year warrants to purchase shares of the common stock of the Company at an exercise price of $1.50 per share (the "New Lehman Warrants" and the "Holders' Warrants", respectively). The value of the warrants issued in this restructuring program was deemed to be immaterial. The Company also agreed with the holders (i) not to incur or permit any future liens on any of its properties or assets, (ii) not to grant any security interests in its future revenues and
(iii) not to consummate any future financings which contemplate the issuance of debentures by the Company.

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

NOTE 13 - Sale of Common stock

On August 16, 2000, the Company sold 641,026 shares of Common stock to Millennium at a price per share of $4.68 for gross proceeds of $3,000,000, less fees and expenses ("first closing"). In connection with the above transaction, the Company issued to the investor 150,000 warrants to purchase Common stock at an exercise price of $5.26 per share. Pursuant to the purchase agreement for the above transaction, the Company issued to the private investor an "Adjustable Warrant" pursuant to which the number of shares issuable upon the exercise thereof, at $.001 per share, (the "Adjustable Warrant Shares") is based upon a formula involving closing bid prices of the Common stock on certain future dates, as amended. Prior to the amendment of the purchase agreement (see Note
12), the private investor had the right to require the Company to repurchase for cash the shares and Adjustable Warrant Shares issued to the private investors under certain defined conditions. Accordingly, at September 30, 2000, the Company recorded the net proceeds of $2,815,000 as redeemable Common stock. As a result of the amendment, which eliminated the cash requirement, the amount has been classified in Common stock in the fourth quarter of 2000. In connection with two partial exercises of the Adjustable Warrant, 1,933,348 shares of common stock were issued in 2001.

Also in 2000, the Company sold 79,491 shares of common stock and, as adjusted, 118,726 warrants exercisable at $4.68 per share for $500,000.

NOTE 14 - Stock Options and Warrants

[a] Stock Option Plan

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

     The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001 and 2000:

                                                            2001           2000           1999
                                                           ------         ------         ------

         Dividend yield                                       0%             0%             0%
         Expected volatility                                101%            73%            46%
         Risk-free interest rate                              5%          5%-7%          5%-7%
         Expected life (in years)                           4.31           6.64           2.25

         Weighted average grant date fair value of
              stock options granted during the year        $0.13          $3.83          $2.23

     The Company granted 366,000 options (with exercise prices of $1.50 to $1.75) to terminated employees in 2001 and recorded severance expense of $20,000 for the estimated fair value. Additionally the Company modified 470,000 vested options in 2001 (with exercise prices of $2.75 to $7.88) such that the options would not expire as a result of termination of employment. The life of 100,000 of these options was also extended. The Company will reflect compensation for the modification of these options upon exercise. The modified options are included in options granted and options forfeited in 2001 in the table below and are reflected in the weighted average grant date fair value of 2001 grants.

     The Company applies APB No. 25 in accounting for stock options granted to employees and accordingly, no compensation expense has been recognized for such grants in the consolidated financial statements. If compensation cost for the employee grants had been determined using the fair value method prescribed by SFAS No. 123, the net loss attributable to common stockholders and the net loss per common share would have been adjusted to the pro forma amounts indicated below:

                                                                  2001                2000               1999
                                                            --------------     -----------------  -----------------
     Net loss attributable to common stockholders
        As reported                                         $  (8,211,000)     $    (23,396,000)  $    (14,366,000)
        Pro forma                                              (8,663,000)          (23,893,000)       (14,487,000)

     Basic and diluted loss per common share
        As reported                                             $ (0.41)           $ (1.40)           $ (0.93)
        Pro forma                                                 (0.44)             (1.43)             (0.94)



     The following table summarizes information about stock options outstanding at December 31, 2001:

                                     Options outstanding                    Options exercisable
                          -------------------------------------------   ----------------------------
                                           Weighted
                                            Average         Weighted                      Weighted
                                           Remaining        Average                       Average
       Range of            Number         Contractual       Exercise        Number         Exercise
   Exercise Prices       Outstanding     Life (Years)        Price       Exercisable        Price
   ---------------      -------------    -------------     ----------   -------------    ----------
   $1.02 - $2.92            1,467,000         4.74          $2.41             966,000       $2.88
   $2.96 - $5.63            1,039,000         3.93           5.19             856,000        5.23
   $6.84 - $8.25              505,000         1.33           7.67             465,000        7.74
   $9.25 - $9.71              260,000         2.35           9.41             243,000        9.41
                      ---------------         ----           ----       -------------       -----
                            3,271,000         3.77          $4.66           2,530,000       $5.20
                      ===============         ====          =====       =============       =====

     Transactions under the Stock Option Plan are summarized as follows:

                                                     2001                          2000                         1999
                                          --------------------------   --------------------------    -------------------------
                                                           Weighted                     Weighted                      Weighted
                                                           Average                       Average                       Average
                                                           Exercise                     Exercise                      Exercise
                                              Shares        Price         Shares          Price          Shares         Price
                                           -----------    ----------   -------------    ---------    -------------    --------

     Outstanding at beginning of year        3,285,000       $5.24        3,146,000       $5.14         3,111,000      $5.08
     Granted                                   946,000        3.67          468,000        5.75           160,000       6.20
     Exercised                                                             (138,000)       3.00           (63,000)      5.39
     Forfeited                                (960,000)       5.68         (191,000)       6.98           (62,000)      4.47
                                          ------------                 ------------      ------      ------------     ------

     Outstanding at end of year              3,271,000        4.66        3,285,000        5.24         3,146,000       5.14
                                          ============                 ============      ======      ============     ======

     Exercisable at end of year              2,530,000        5.20        2,446,000        5.00         2,063,000       4.42
                                          ============                 ============      ======      ============     ======

     The Company granted options to consultants and certain other professionals who provide services to the Company. These options have been valued in accordance with SFAS 123 and are being expensed over the vesting period of the options. The amounts expensed in 2001 and 2000 amounted to $0 and $690,000, respectively. The activity for these options is included in the table above.

[b]  Warrants

     At December 21, 2001 the Company had the following warrants outstanding:

       Year                                        Exercise
     Granted                Amount                  Price           Expiration      Reason for Grant
------------------     -----------------         ------------      ------------     ----------------------------
       2001                  26,750,000              $0.10             2006         Notes payable
       2001                   6,500,000               0.06             2006         Notes payable
       2001                     417,000               0.10             2006         Advances from investor
       2000                     304,000               4.68             2005         Preferred Stock
       2000                     270,000               1.00             2005         Preferred Stock
       2000                     180,000               5.26             2005         Common Stock
       2000                     119,000               4.68             2005         Common Stock
       2000                     400,000               1.50             2005         Capital restructuring
       2000                     299,000               4.68             2005         Other
       1999                     271,000               4.68             2004         Preferred Stock
       1995                     430,000               1.67             2002         Various financings
                       ----------------
                             35,940,000
                       ================

     At December 31, 2001 all of the other warrants included in the above table are exercisable. However, the underlying shares of the warrants issued in 2001 will not be able to be sold until after such shares are registered.

     Not included in the above table are the warrants issued in connection with the Gordon disposal (see Note 3) or the Adjustable Warrant issued in connection with the sale of common stock (see Note 13) since the number that will vest is not determinable. With respect to the Gordon disposal, warrants to purchase either 2,000,000 shares of Common stock at $0.50 per share or warrants to purchase 11,200,000 shares of Common stock at $.10 per share and 4,800,000 shares at $0.001 per share will vest.

     The table above excludes the number of common shares issuable in the future from the Adjustable Warrant, which would have been 108,129,000 at December 31, 2001. The following table illustrates a range of additional shares of Common stock that would be issuable at $.001 per share. The number of shares issuable is adjusted using a formula based on the average of the ten lowest per share market values over the previous 40 trading days prior to the exercise date (the "Adjustment Period Price").

                     Adjustment Period
                           Price                Shares issuable
                   ----------------------    ---------------------
                        $0.01                      222,099,000
                         0.02                      110,843,000
                         0.06                       36,672,000
                         0.10                       21,838,000
                         0.50                        4,037,000
                         1.00                        1,811,000


However, the related financing agreement (see Note 13) provides that the holder will not elect to convert more shares than would cause their ownership of shares yet unsold to exceed 4.99% of the total then issued and outstanding shares.

The Company received advances of $25,000 from an investor in 2001, which may be converted into 417,000 shares of common stock and 417,000 warrants. Each of the warrants is exercisable at $0.10 into a share of commmon stock and an additional warrant exercisable at $0.15. The table of outstanding warrants includes the 417,000 warrants that were outstanding at December 31, 2001. The other 833,000 shares issuable (pending registration) are reflected separately in the table in
Note 1(l).

NOTE 15 - Segment Information

Since the Company's consolidated financial statements no longer include the operations of Gordon as a result of the sale in July 2001, the Company only operates in one business segment.

NOTE 16 - Related Party

The Company paid rent of approximately $35,000 per year to an officer under month-to-month leases, representing the same cost of the lease to the officer.

NOTE 17 - Commitments and Other Matters

[a]  Leases

     The Company leases its office and warehouse space on a month-to-month basis. Rent expense under these leases totaled $335,000 and $383,000 in 2001 and 2000, respectively.

[b]  Retirement plan

     In 1997, the Company adopted a defined contribution plan, which provided for discretionary Company contributions for qualified employees. There was no expense relating to this plan in 2001, 2000 or 1999.

[c] Legal proceedings

     In April 2000 the United States District Court for the Southern District of New York dismissed three putative class actions that had been filed against the Company and certain of its officers and directors.

     In January 2001, a lawsuit was commenced against the Company and Darby Macfarlane, its Chairperson and a principal shareholder, in the federal district court for the Southern District of New York entitled Richard Sommers and Linda Sommers v. Chromatics Color Sciences International, Inc. and Darby Macfarlane. The plaintiffs allege that certain statements purportedly made by or on behalf of the Company concerning the Company's success, the extent of use of the ColorMate System and the Company's cash flow constituted violations of the Securities Exchange Acts as well as common law claims alleging fraudulent misrepresentation, concealment and nondisclosure and seek unspecified damages in an amount to be proven at trial. In March 2001, the defendants moved to dismiss the complaint for failure to state a claim upon which relief can be granted, for failure to plead fraud with requisite particularity and for failure to comply with the statutory requirement for federal securities fraud claims. Oral argument was held before the Court in January 2002 and the court entered an order granting the defendants' motion and dismissing the case without prejudice, but with leave for the plaintiffs to refile. A second amended complaint was filed in February 2002 and the defendants intend to vigorously defend this action. The Company's financial statements do not include any provision for the outcome of this matter.


[d]  Royalty arrangement

     A consultant, who is a member of the Company's Medical Advisory Board, is entitled to receive a royalty of 2% of the selling price less the cost of manufacturing of any device sold by the Company.

[e]  Employment agreements

     The Company has employment agreements with its officers that provide for payments in connection with termination and a change in control, which could have a material adverse effect on the Company.

NOTE 18 - Fourth Quarter Charges

In the fourth quarter of 2001 and 2000, in light of the serious liquidity and other problems at the Company and because of the lack of viable levels of sales of its medical equipment, the Company recorded the following impairment charges and write-offs:

                                                    2001               2000
                                              --------------     --------------

    Inventory (included in
      cost of sales in 2000)                  $      338,000     $      733,000
    Property and equipment                                              258,000
    Net assets of Gordon (charged
      to discontinued operations)                                     5,276,000
    Patent costs                                     647,000            581,000
    Software costs                                    53,000
    Other assets                                     300,000            315,000
    Other intangibles                                                   354,000
                                              --------------     --------------

                                              $    1,338,000     $    7,517,000
                                              ==============     ==============


Also in the fourth quarter of 2000, the Company recorded an additional deemed dividend of $2,325,000 relating to the adoption of EITF 00-27 (see Note 1).

NOTE 19 - Subsequent Events

[a]  Financing

     Subsequent to December 31, 2001 the Company received $400,000 in connection with the issuance of notes payable. The notes bear interest at 6% per annum and are due in one year. In connection with the debt the Company issued an aggregate of 19,533,000 warrants with an exercise price of $0.02 per share. The estimated fair value of these warrants will be reflected as deferred financing costs, which will be charged to expense over the term of the notes.

NOTE 20 - Quarterly Financial Information (Unaudited)

     Unaudited quarterly financial information for the two years ended December 31, 2001 is summarized as follows:

                                       1st Quarter           2nd Quarter          3rd Quarter          4th Quarter
2001
      Net sales                     $            0        $            0        $        6,000       $       2,000
      Gross profit/(loss)                        0                     0                     0                   0
      Net loss                          (3,616,000)             (946,000)           (1,057,000)         (2,299,000)
      Loss per share attributable
         to common stockholders              (0.20)                (0.06)                (0.07)              (0.12)

2000
      Net sales                             39,000                41,000                     0                   0
      Gross profit/(loss)                   18,000                35,000                     0            (733,000)
      Net loss                          (3,429,000)           (2,959,000)           (3,023,000)        (10,085,000)
      Loss per share attributable
         to common stockholders              (0.26)                (0.20)                (0.19)              (0.75)


The quarterly financial information has been revised to reflect the following:

                                                    Quarter ended
                                             -----------------------------
                                             March 31, 2001  June 30, 2001
                                             --------------  -------------

      Net loss as previously reported         $(4,031,000)      $(995,000)
      Additional compensation cost relating
        to terminated employees                   (45,000)
      Adjustment to loss from
        discontinued operations                   460,000        (710,000)
      Gain on disposal of Gordon                                  759,000
                                              ------------      ----------
      Net loss, as revised                    $(3,616,000)      $(946,000)
                                              ============      ==========


NOTE 21 -Valuation Reserves

The Company had the following valuation reserves:

                                                                      Year Ended December 31,
                                                               ---------------------------------
                                                                   2001                  2000
                                                               --------------      -------------
    (a)   Inventory reserve
                Balance, January 1                             $      733,000      $           -
                Additions (see Note 18)                               338,000            733,000
                                                               --------------      -------------
                Balance, December 31                           $    1,071,000      $     733,000
                                                               ==============      =============
    (b)   Goodwill and other intangible assets
                Balance, January 1                                                 $           -
                Additions/deletions (see Note 18)                                      6,784,000
                                                                                   -------------
                Balance, December 31                                               $   6,784,000
                                                                                   =============