Form 10QSB
period 2002-03-31
CHROMATICS COLOR SCIENCES INTERNATIONAL INC
filed 2002-05-20
CIK 892495

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                   FORM 10-QSB

         (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2002
                              ---------------------

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from __________________  to  _________________



                         Commission file number 0-21168
                                               ----------



                  CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             New York                                     13-3253392
  ---------------------------------                 ----------------------
   (State or Other Jurisdiction                        (I.R.S. Employer
  of Incorporation or Organization                  Identification Number)


                 2500 Johnson Avenue, Riverdale, New York 10463
                 ----------------------------------------------
                    (Address of principal executive offices)


                                 (212) 717-6544
              ---------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes  X      No
                 -----      -----


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by
court. Yes         No       N/A
          ----       ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,989,550.

                  CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.
                FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2002

                                      INDEX





PART I   FINANCIAL INFORMATION

Item 1     Financial Statements                                          Page

           Condensed Consolidated Balance Sheets as of
           March 31, 2002 (unaudited) and December 31, 2001................2

           Condensed Consolidated Statements of Operations
           (unaudited) for the Three Months Ended
           March 31, 2002 and 2001.........................................3

           Condensed Consolidated Statements of Changes
           in Stockholders' Equity (Deficiency) (unaudited)
           for the three months ended March 31, 2002.......................4

           Condensed Consolidated Statements of Cash Flows
           (unaudited) for the Three Months Ended March 31,
           2002 and 2001...................................................5


           Notes to Condensed Consolidated Financial
           Statements (unaudited)..........................................6

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................9

Item 3     Quantitative and Qualitative Disclosure of Market Risk.........11

PART II    OTHER INFORMATION..............................................11

Signatures................................................................13

                        PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements


         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     March 31, 2002        December 31, 2001
                                                                  --------------------    -------------------
                                                                      (unaudited)
ASSETS
CURRENT ASSETS:
      Cash and equivalents                                         $        73,000         $         55,000
      Accounts receivable                                                    2,000                    4,000
      Inventories                                                          350,000                  350,000
      Prepaid expenses and other current assets                             28,000                   38,000
                                                                   ---------------         ----------------
           Total Current Assets                                            453,000                  447,000

Property and equipment, net                                                139,000                  155,000
Deferred financing costs                                                   787,000                  710,000
                                                                   ---------------         ----------------
                                                                   $     1,379,000         $      1,312,000
                                                                   ===============         ================
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable and accrued expenses:
           Attorneys and accountants                               $     1,105,000         $      1,031,000
           Consultants                                                     470,000                  469,000
           Trade                                                           289,000                  276,000
           Severance payable                                               725,000                  725,000
           Due to related parties                                          303,000                  274,000
      Notes payable                                                      1,849,000                1,449,000
      Notes payable - officer/stockholder                                  250,000                  250,000
      Advance from investor                                                 25,000                   25,000
                                                                   ---------------         ----------------
                Total Current Liabilities                                5,016,000                4,499,000
                                                                   ---------------         ----------------

COMMITMENTS AND OTHER MATTERS

SHAREHOLDERS' EQUITY (DEFICIENCY)
      Preferred Stock                                                   12,015,000               11,804,000
      Common Stock: Authorized - 550,000,000 shares
            $.001 par value; issued and outstanding 20,989,550              21,000                   21,000
      Additional paid-in capital                                        47,173,000               46,984,000
      Accumulated deficit                                              (62,846,000)             (61,996,000)
                                                                   ---------------         ----------------
                                                                        (3,637,000)              (3,187,000)
                                                                   ---------------         ----------------
                                                                   $     1,379,000         $      1,312,000
                                                                   ===============         ================

      See accompanying notes to condensed consolidated financial statements

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     Three Months Ended March 31,
                                                                   -------------------------------
                                                                        2002             2001
                                                                   -------------    --------------

Revenues:
     Sales                                                         $           -    $            -

COSTS AND EXPENSES:
     Sales, marketing and trade show costs                                     -           244,000
     Medical regulatory expenses                                           3,000           276,000
     Research and development                                             45,000           305,000
     Patent application costs                                             23,000           136,000
     Provision for estimated payments for
        terminated employees                                                   -         1,045,000
     General and administrative:
          Compensation - Officers,
            employees and consultants                                    120,000           404,000
          Legal fees                                                      47,000           154,000
          Accounting fees                                                 90,000            40,000
          Rent and storage                                                23,000            92,000
          Insurance                                                       32,000            73,000
          Repairs and maintenance                                          6,000            21,000
          Depreciation and amortization                                   16,000           126,000
          Taxes                                                            8,000            27,000
          Stock administrative fees                                        4,000            30,000
          Public relations                                                     -            40,000
          Other                                                           33,000            66,000
                                                                   -------------    --------------
                                                                         450,000         3,079,000
                                                                   -------------    --------------
OPERATING LOSS                                                          (450,000)       (3,079,000)
                                                                   -------------    --------------

OTHER INCOME (EXPENSE):
     Interest income                                                           -             3,000
     Non-cash interest expense and financing costs                      (400,000)                -
                                                                   -------------    --------------
                                                                        (400,000)            3,000
                                                                   -------------    --------------
LOSS FROM CONTINUING OPERATIONS                                         (850,000)       (3,076,000)
LOSS FROM DISCONTINUED OPERATIONS (Note 3)                                     -          (540,000)
NET LOSS                                                           $    (850,000)   $   (3,616,000)
                                                                   =============    ==============

NET LOSS TO COMMON STOCKHOLDERS:
LOSS FROM CONTINUING OPERATIONS                                    $    (850,000)   $   (3,076,000)
DEEMED DIVIDEND ON CONVERTIBLE PREFERRED STOCK                           211,000                 -
                                                                   -------------    --------------
LOSS FROM CONTINUING OPERATIONS TO
     COMMON SHAREHOLDERS                                              (1,061,000)       (3,076,000)
LOSS FROM DISCONTINUED OPERATIONS (Note 3)                                     -          (540,000)
                                                                   -------------    --------------
NET LOSS TO COMMON STOCKHOLDERS                                    $  (1,061,000)   $   (3,616,000)
                                                                   =============    ==============

WEIGHTED AVERAGE NUMBER OF COMMON  SHARES OUTSTANDING                 20,989,550        19,033,308
                                                                   =============    ==============

BASIC AND DILUTED LOSS PER SHARE:
     LOSS FROM CONTINUING OPERATIONS                               $      (0.05)    $       (0.16)
     LOSS FROM DISCONTINUED OPERATIONS                                         -            (0.03)
                                                                   -------------    --------------
     NET LOSS TO COMMON STOCKHOLDERS                               $      (0.05)    $       (0.19)
                                                                   =============    ==============


     See accompanying notes to condensed consolidated financial statements

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                      IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                       Three Months Ended March 31, 2002



                                                                    Common Stock
                                                            -------------------------
                                                             Number of
                                               Preferred      Shares                      Additional Paid    Accumulated
                                                 Stock      Outstanding   Par Value         in Capital           Deficit
                                              ------------  -----------   -----------      -------------     ------------


Balances, December 31, 2001                   $ 11,804,000   20,989,550   $    21,000   $ 46,984,000      $(61,996,000)

Three Months Ended March 31, 2000:

        Net Loss                                                     --            --             --          (850,000)

        Warrants issued with notes payable                           --            --        400,000                --

        Deemed dividend on convertible
           preferred stock                         211,000           --            --       (211,000)               --

                                              ------------ -------------- ------------- -------------    ---------------
Balances, March 31, 2002                      $ 12,015,000   20,989,550   $    21,000   $ 47,173,000      $(62,846,000)
                                              ============ ============== ============= =============    ===============

      See accompanying notes to condensed consolidated financial statements

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Three Months Ended March 31,
                                                                 ------------------------------------
                                                                       2002                2001
                                                                 ----------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Loss from continuing operations                            $      (850,000)   $     (3,076,000)
      Loss from discontinued operations                                        -            (540,000)
      Adjustments to reconcile net loss to
         net cash flows from operating activities:
      Non-cash impairment charge and net change
         in net assets of discontinued operations                              -             540,000
      Depreciation and amortization                                       16,000             126,000
      Compensation cost relating to options
        granted to consultants                                                 -                   -
      Non-cash interest and financing costs                              400,000                   -
      Changes in operating assets and liabilities:
           Accounts receivable                                             2,000                   -
           Inventories                                                         -              30,000
           Prepaid expenses and other assets                              10,000            (131,000)
           Accounts payable and accrued expenses                          81,000           1,682,000
                                                                 ---------------    ----------------
                Net cash flows from continuing
                  operating activities                                  (341,000)         (1,369,000)
                                                                 ---------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                                      (3,000)
                                                                                    ----------------
           Net cash flows from investing activities                                           (3,000)
                                                                                    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds (payments) of notes payable and warrants                  400,000
      Financing costs                                                    (41,000)
                                                                 ---------------
           Net cash flows from financing activities                      359,000
                                                                 ---------------

NET CHANGE IN CASH AND EQUIVALENTS                                        18,000          (1,372,000)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                 55,000           1,379,000
                                                                 ---------------    ----------------

CASH AND EQUIVALENTS, END OF PERIOD                              $        73,000    $          7,000
                                                                 ===============    ================

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
      Deemed dividends                                           $       211,000    $        278,000
      Warrants issued with notes payable                         $       400,000

      See accompanying notes to condensed consolidated financial statements

         CHROMATICS COLOR SCIENCES INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation:

Nature of Report - The condensed consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and is presented for comparative purposes. All other condensed financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in cash flows, for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

Footnotes - Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.



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

Although the Company has taken steps to substantially reduce personnel and ongoing operating expenses, the Company expects that it will continue to incur costs in connection with the required research and development on its new LED instrument and technology, complete filings, administration and maintenance for certain intellectual properties and regulatory requirements; supply updated products and sales support to its medical distributor; complete FDA filings for upgrades to its medical products, and explore the possibility of either renegotiating its current distribution agreement for its medical products or selling the exclusive rights to its medical products and technology. In the event that the Company is successful in selling the rights to its medical technology, then $1,200,000 of the currently outstanding notes payable will be repaid from the first $1,200,000 of such proceeds. There can be no assurance the Company will not continue to incur such losses or will ever generate revenues at levels sufficient to support profitable operations.

The Company anticipates that it will continue to incur net losses for the foreseeable future as expenses are incurred in implementing its long-term business plan.


The Company is currently taking steps to improve operating results and has significantly reduced operating costs. The Company is experiencing a major liquidity crisis and requires an immediate infusion of cash to continue operations. The Company is seeking additional capital to facilitate liquidity and is currently reviewing various financing proposals. If the Company is unable to obtain such financing, or sell its assets to obtain a cash infusion, it may be forced to seek protection from its creditors in bankruptcy.


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

The Company does not intend to exercise its option to repurchase Gordon and has not had any influence on Gordon's operations since the sale in July 2001. An officer and director of the Company, who is a former shareholder and Chairman of Gordon, has maintained the title of President of Gordon and provides limited consulting to Gordon's new management. Additionally, certain of the Purchasers are stockholders of the Company. The financial statements for 2000 have been retroactively changed to reflect Gordon's net assets and operations as discontinued operations. The net assets of Gordon were written down to $1,000,000 as of December 31, 2000. As a result of a post closing adjustment to the purchase price, an adjustment was made in 2001 to reduce goodwill and the amount payable for the purchase of Gordon by $509,000. Gordon incurred a loss of $540,000 during the three months ended March 31, 2001.

Net sales and loss from the discontinued operation are as follows for the three months ended March 31, 2001:


Net sales                                            $       1,167,000
                                                     ==================

Loss from discontinued operation                     $        (540,000)
                                                     ==================


Net assets of Gordon at December 31, 2000 were:


Cash                                                 $          79,000
Accounts receivable                                            887,000
Inventory                                                      896,000
Property and equipment                                         814,000
Other assets                                                 2,705,000
                                                      -----------------
                                                             5,381,000
                                                      -----------------

Accounts payable and accrued expenses                        1,234,000
Debt                                                         3,147,000
                                                      -----------------
                                                             4,381,000
                                                      -----------------

Net assets                                            $      1,000,000
                                                      =================



Note 4 - Potential Common Shares

The Company has a substantial number of warrants, options and preferred shares outstanding which may result in a substantial number of dilutive common shares being issued in the future. See notes to consolidated financial statements in the Company's December 31, 2001 annual 10-K filing.

Note 5 - Notes payable

In the first quarter of 2002 the Company received $400,000 in connection with the issuance of notes payable. The notes bear interest at 6% per annum and are due in one year. In connection with the debt the Company issued an aggregate of 23,075,000 five year warrants with exercise prices of $0.02 to $0.10 per share. Deferred financing costs were recorded for $400,000 in connection with the warrants and $41,000 paid to a finder. Such costs are being charged to expense over the term of the notes.

Note 6 - Subsequent Event

Subsequent to March 31, 2002, the Company received an additional $25,000 of financing and issued notes payable and 1,250,000 warrants at $0.02 per share.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company incurred net losses from continuing operations of $850,000 and $3,076,000 for the three months ended March 31, 2002 and 2001, respectively. Loss per common share from continuing operations were $0.05 for 2002 and $0.16 for 2001. The reduction in net loss is primarily a result of the Company paring back its expenses to preserve cash and the completion of the developmental stage of its medical product, and a reduced impact from continued operations.

Sales, marketing and trade show costs were not incurred in 2002 primarily attributable to Datex-Ohmeda, the Company's distributor, taking over these responsibilities. The Company incurred $244,000 of Sales, marketing and trade show costs in 2001.

Medical regulatory expenses were $3,000 in 2002 as compared to $276,000 in 2001. The decrease was primarily attributable to Datex-Ohmeda, the Company's distributor, assuming some of the regulatory expenses and the completion of the majority of the expenses for FDA applications.

Research and development costs were $45,000 in 2002 as compared to $305,000 in 2001. The decrease in 2002 is primarily a result of the completion of the majority of the work for FDA applications for upgrades to the TLc-BiliTest(R) medical instrument in 2001, and pairing back expenses on further research and development required on the LED instrument. The LED Instrument is a significantly lower cost instrument made using low cost light emitting diodes
(LEDs) to measure color. This instrument allows the Company to offer lower cost instruments for use in mass market applications where cost per instrument is critical to mass marketing such as in the beauty industry for salons, door-to-door or retail sales of cosmetics and hair color, for dentist offices, or home use by the consumer.

In 2001, the Company recorded a provision for estimated payments for terminated employees of $1,045,000.

General and administrative costs were $379,000 in 2002 as compared to $1,073,000 in 2001.

Compensation - Officers, employees and consultants were $120,000 in 2002 compared to $404,000 in 2001. The decrease in these costs in 2002 is a result of the reduction of personnel, including executive and senior level personnel to pare back its expenses to preserve cash.

There were also significant decreases in legal fees, rent and storage, insurance, depreciation and amortization and public relations.

Interest and financing costs were $400,000 in 2002 with no related cost in 2001. The increase is due to the amortization of deferred finance costs.

Due to the sale of Gordon in 2001 the operations of Gordon, which was acquired in June 2000, was retroactively treated as a discontinued operation. The loss from discontinued operations in 2001 was $540,000 for the three month period ended March 31, 2001.

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

Liquidity and Capital Resources

Current Assets were $453,000 at March 31, 2002 as compared to $447,000 at December 31, 2001. Current Liabilities were $5,016,000 at March 31, 2002 as compared to $4,449,000 at December 31, 2001. The increase is primarily due to increases in Bridge financing.

With respect to the Bridge financing received in 2001 and 2002 notes payable totaling $2,099,000, are payable in one year and carry annual interest charges of 6% to 14%.

As indicated in the Condensed Consolidated Statement of Cash Flows, the Company continues to experience significant negative net cash flows from operating activities. The 2002 net cash outflow from operating activities is primarily attributed to the Company's net loss partially offset by non cash interest and financing costs.

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

The Company is experiencing a major liquidity crisis and requires an immediate infusion of cash to continue operations. The Company is seeking additional capital to facilitate liquidity and is reviewing various potential financings proposals and has taken steps to significantly reduce costs. If the Company is unable to obtain such financing, or sell its assets to obtain a cash infusion, it may be forced to seek protection from its creditors in bankruptcy.

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

On October 31, 2001, at a special shareholder meeting an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock, $.001 par value per share, from 50,000,000 to 550,000,000 was approved. Additionally, an amendment to the Company's Certificate of Incorporation to effect a one share for up to forty shares reverse stock split of the Company's issued and outstanding shares of common stock, as determined by the Company's Board of Directors was approved. Due to the delisting of the Company's securities from NASDAQ SmallCap market, the Company's Board of Directors does not see the necessity to execute a reverse split in the Company's common stock at this time, but reserves the right to reconsider this action at a later date within time frames proposed in the Proxy which were approved by the Company's shareholders at the October 31, 2001 Special Meeting of the Shareholders.

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

None.

Item 3. Defaults Upon Senior Securities.

None.



Item 4. Submission of Matters to a Vote of Security Holders.

None.



Item 5. Other Information.

On September 13, 2001, the Company received Food and Drug Administration (FDA) clearance of its 510(k) premarket application to commercially market its upgraded Colormate(R) TLc-BiliTest(R) System for non-invasive monitoring of infant jaundice. The TLc-BiliTest(R) System upgrade includes faster, more user friendly test programs with many new or improved features requested by healthcare providers, such as test result transfer capability to a central server via the internet. This most recent FDA clearance also confirmed the safety and effectiveness of the TLc-BiliTest(R) System for infants of all races and gestational ages before, during and after phototherapy, other than infants with discoloration at a required measurement site. The Company believes these features will provide a state-of-the art monitoring system for aiding physicians and healthcare providers in monitoring bilirubin for newborn infants.



Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K:

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                  CHROMATICS COLOR SCIENCES INTERNATIONAL, INC.


Date: May 20, 2002                     By: /s/ Darby S. Macfarlane
                                       -----------------------------------------
                                       Darby S. Macfarlane
                                       Chairperson of the Board

Date: May 20, 2002                     By: /s/ Brian T. Fitzpatrick
                                       -----------------------------------------
                                       Brian T. Fitzpatrick
                                       Acting Chief Executive Officer
                                       and President